Form 10QSB
period 1996-06-30
POTOMAC BANCSHARES INC
filed 1996-08-14
CIK 925173

1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX  Quarterly report under Section 13 or 15(d) of the Securities Exchange

     Act of 1934

For quarterly period ended  June 30, 1996

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                   to

Commission file number 0-24958

                            Potomac Bancshares, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

West Virginia                                           55-0732247
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification Number)

111 East Washington Street, Charles Town WV             25414-1071
(Address of Principal Executive Offices)                (Zip Code)

                                  304-725-8431
                (Issuer's Telephone Number, Including Area Code)

                                   NO CHANGE
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   XXX    No

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No             Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's  classes
of common equity, as of the latest practicable date:   600,000 shares

         Transitional Small Business Disclosure Format (check one):

Yes         No   XXX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                 (Unaudited)
                                                                   June 30           December 31
                                                                     1996                1995
Assets:
   Cash and due from banks                                        $   3 939           $   3 396
   Securities (fair value:  June 30, 1996,
      $36,166; December 31, 1995, $26,307)
      (Note 2)                                                       36 238              26 354
   Securities purchased under agreements to resell                    8 200              18 700
   Loans (Note 3)                                                    73 521              73 651
      Less allowance for loan losses                                 (1 003)               (899)
                                                                  ---------           ---------
         Net loans                                                   72 518              72 752
   Bank premises and equipment, net                                   1 265               1 444
   Accrued interest receivable                                          902                 777
   Other assets                                                         771                 620
                                                                  ---------           ---------

               Total Assets                                       $ 123 833           $ 124 043
                                                                  =========           =========


Liabilities and Stockholders' Equity:
Liabilities:
   Non-interest bearing deposits                                  $  13 933           $  13 847
   Interest bearing deposits                                         95 393              95 942
                                                                  ---------           ---------
         Total Deposits                                             109 326             109 789
   Accrued interest payable                                             331                 346
   Other liabilities                                                    509                 485
                                                                  ---------           ---------
         Total Liabilities                                        $ 110 166           $ 110 620
                                                                  ---------           ---------

Stockholders' Equity:
   Common stock par value $1.00 per share
      (5,000,000 shares authorized, 600,000 shares
      issued and outstanding)                                     $     600           $     600
   Surplus                                                            5 400               5 400
   Net unrealized gain (loss) on securities
      available for sale                                               (101)                --
   Undivided profits                                                  7 768               7 423
                                                                  ---------           ---------
         Total Stockholders' Equity                                  13 667              13 423
                                                                  ---------           ---------

               Total Liabilities and Stockholders' Equity         $ 123 833           $ 124 043
                                                                  =========           =========


          See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                              For the Three Months         For the Six Months
                                                                 Ended June 30                Ended June 30
                                                                1996        1995             1996       1995
Interest Income:
   Interest and fees on loans                               $  1 669     $  1 634         $  3 354   $  3 207
   Interest on investment securities
      Taxable                                                    276          440              560        886
   Interest and dividends on securities
      available for sale
         Taxable                                                 173           42              287        116
         Dividends                                                 6            6               12         12
   Interest on securities purchased
      under agreements to resell                                 116           35              262         48
                                                            --------     --------         --------   --------

              Total Interest Income                         $  2 240     $  2 157         $  4 475   $  4 269

   Interest Expense:
      Interest on deposits                                  $    907     $    880         $  1 825   $  1 682
      Interest on federal funds purchased                        --           --                --          4
                                                            --------     --------         --------   --------

              Total Interest Expense                        $    907     $    880         $  1 825   $  1 686
                                                            --------     --------         --------   --------

              Net Interest Income                           $  1 333     $  1 277         $  2 650   $  2 583

Provision for Loan Losses                                         50           50              125        125
                                                            --------     --------         --------   --------

              Net Interest Income after
                 Provision for Loan Losses                  $  1 283     $  1 227         $  2 525   $  2 458
                                                            --------     --------         --------   --------

Other Income:
   Commissions and fees from fiduciary
      activities                                            $    109     $    113         $    226   $    224
   Service charges on deposit accounts                            68           63              130        118
   Fees for other customer services                               46           49               94         94
   Other operating income                                          7            6               14         13
                                                            --------     --------         --------   --------

              Total Other Income                            $    230     $    231         $    464   $    449
                                                            --------     --------         --------   --------

Other Expenses:
   Salaries and employee benefits                           $    595     $    596         $  1 202   $  1 190
   Net occupancy expense of premises                              51           50              109        102
   Furniture and equipment expenses                               85           70              149        144
   Deposit insurance                                               1           63                2        126
   Other operating expenses                                      385          275              654        533
                                                            --------     --------         --------   --------

              Total Other Expenses                          $  1 117     $  1 054         $  2 116   $  2 095
                                                            --------     --------         --------   --------

              Income before Income Tax Expense              $    396     $    404         $    873   $    812

   Income Tax Expense                                            143          138              318        298
                                                            --------     --------         --------   --------

              Net Income                                    $    253     $    266         $    555   $    514
                                                            ========     ========         ========   ========

Earnings Per Share, Net Income                              $    .42     $    .44         $    .93   $    .86
                                                            ========     ========         ========   ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (000 Omitted)
                                  (Unaudited)

                                     Common           Capital           Mkt Value         Undivided
                                      Stock           Surplus           AFS Secur          Profits          Total
Balances:
January 1, 1996                    $    600         $   5 400          $       --       $   7 423        $ 13 423

   Net income                            --                --                  --             555             555

   Cash dividends
      ($.35 per share)                   --                --                  --            (210)           (210)

   Change in net
      unrealized gain
      (loss) on
      securities
      available for sale                 --                --                (101)             --            (101)
                                   --------         ---------          -----------      ---------        --------

Balances:
June 30, 1996                      $    600         $   5 400          $     (101)      $   7 768        $ 13 667
                                   ========         =========          ===========      =========        ========

Balances:
January 1, 1995                    $    600         $   5 400          $      (31)      $   6 747        $ 12 716

   Net income                            --                --                  --             514             514

   Cash dividends
      ($.35 per share)                   --                --                  --            (210)           (210)

   Change in net
      unrealized gain
      (loss) on
      securities
      available for sale                 --                --                  30              --              30
                                   --------         ---------          -----------      ---------        --------

Balances:
June 30, 1995                      $    600         $   5 400          $       (1)      $   7 051        $ 13 050
                                   ========         =========          ===========      =========        ========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                              For the Six Months Ended
                                                                              June 30            June 30
                                                                                1996               1995
                                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $    555          $    514
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                                                 125               125
         Depreciation                                                               90                89
         Amortization                                                                6                 6
         Discount accretion and premium
            amortization on securities, net                                         15                 2
         (Gain) loss on sale of real estate                                        106                --
         (Increase) decrease in accrued interest
           receivable                                                             (125)               61
         (Increase) in other assets                                               (105)              (44)
         Increase (decrease) in accrued interest
            payable                                                                (15)               17
         Increase in other liabilities                                              25                91
                                                                              --------          --------
                  Net cash provided by operating
                     activities                                               $    677          $    861
                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities                            $  6 000          $  1 000
   Proceeds from maturity of securities
      available for sale                                                            --             3 020
   Purchase of investment securities                                            (1 981)               --
   Purchase of securities available for sale                                   (14 072)               --
   Net (increase) decrease in loans                                                109            (3 156)
   Purchases of bank premises and equipment                                       (236)               (5)
   Proceeds from sale of real estate                                               220                --
                                                                              --------           -------
                  Net cash provided by (used in)
                     investing activities                                     $ (9 960)         $    859
                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in demand deposits,
      NOW accounts and savings accounts                                       $ (1 140)         $ (5 844)
   Net increase in certificates of deposit                                         676             3 801
   Cash dividends                                                                 (210)             (210)
                                                                              --------          --------
                  Net cash (used in) financing
                     activities                                               $   (674)         $ (2 253)
                                                                              --------          --------

                  (Decrease) in cash and cash
                     equivalents                                              $ (9 957)         $   (533)

CASH AND CASH EQUIVALENTS
   Beginning                                                                    22 096             6 125
                                                                              --------          --------

   Ending                                                                     $ 12 139          $  5 592
                                                                              ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest paid to depositors                                             $  1 840          $  1 345
                                                                              ========          ========

      Income taxes                                                            $    414          $    251
                                                                              ========          ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

   Unrealized gain (loss) on securities
      available for sale                                                      $   (154)         $     46
                                                                              ========          ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                June 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and December 31, 1995, the results of operations for the three months ended June 30, 1996 and 1995, and results of operations and cash flows for the six months ended June 30, 1996 and 1995. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1995. The results of operations for the six month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.


2. Securities held to maturity as of June 30, 1996 and December 31, 1995 are summarized below:

<CAPTION.
                                                           (000 Omitted)
                                                           June 30, 1996
                                            ------------------------------------------
                                                         Gross      Gross
                                            Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      (Losses)     Value
                                            ---------  ----------  ----------    -----
         Securities held to maturity:
           U.S. Treasury securities         $  12 973     $     6    $  (32)   $ 12 947
           Obligations of U.S.
             Government agencies                9 000          --       (46)      8 954
                                            ---------     --------   -------   --------
                                            $  21 973     $     6    $  (78)   $ 21 901
                                            =========     ========   ========  ========

                                                           (000 Omitted)
                                                         December 31, 1995
                                            ------------------------------------------
                                                         Gross      Gross
                                            Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      (Losses)     Value
                                            ---------  ----------  ----------    -----
         Securities held to maturity:
           U.S. Treasury securities         $  15 986     $    64    $  (42)   $ 16 008
           Obligations of U.S.
             Government agencies               10 000          --       (69)      9 931
                                            ---------     --------   --------  --------
                                            $  25 986     $    64    $ (111)   $ 25 939
                                            =========     ========   ========  ========

         Securities available for sale as of June 30, 1996 and December 31, 1995 are summarized below:


                                                           (000 Omitted)
                                                           June 30, 1996
                                            ------------------------------------------
                                                         Gross      Gross
                                            Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      (Losses)     Value
                                            ---------  ----------  ----------    -----
         Securities available for sale:
           U.S. Treasury securities         $  14 032     $     --   $ (154)   $ 13 878
           Federal Home Loan Bank stock           387           --       --         387
                                            ---------     --------   --------  --------
                                            $  14 419     $     --   $ (154)   $ 14 265
                                            =========     ========   ========  ========

                                                           (000 Omitted)
                                                         December 31, 1995
                                            ------------------------------------------
                                                         Gross      Gross
                                            Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      (Losses)     Value
                                            ---------  ----------  ----------    -----
         Securities available for sale:
           Federal Home Loan Bank stock     $     368     $     --   $   --    $    368
                                            =========     ========   ========  ========


3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                     (000 Omitted)
                                                                June 30       December 31
                                                                  1996            1995
                                                               ---------       ----------
         Real estate loans:
           Construction and land development                    $    904        $  1 053
           Secured by farmland                                     1 171           1 208
           Secured by 1-4 family residential                      37 488          36 586
           Other real estate loans                                12 038          12 295
         Loans to farmers (except those secured
           by real estate                                            572             650
         Commercial and industrial loans (except those
           secured by real estate)                                 1 753           2 383
         Loans to individuals for personal expenditures           19 371          18 998
         All other loans                                             224             478
                                                                --------        --------

                  Total loans                                   $ 73 521        $ 73 651
                                                                ========        ========

4. The following is a summary of transactions in the reserve for loan losses:

                                                                     (000 Omitted)
                                                                June 30       December 31
                                                                  1996            1995
                                                               ---------       ----------

         Balance at beginning of period                         $    899        $    988

           Provision charged to operating expense                    125             125
           Recoveries added to the reserve                            26              50
           Loan losses charged to the reserve                        (47)           (264)
                                                                --------        --------

         Balance at end of period                               $  1 003        $    899
                                                                ========        ========

         Information about impaired loans as of June 30, 1996 is as follows:

                                                                                  (000 Omitted)
                  Impaired loans for which a reserve has been provided               $ 455
                  Impaired loans for which no reserve has been provided                 --
                                                                                     -----
                           Total impaired loans                                      $ 455
                                                                                     =====

                  Reserve provided for impaired loans, included in the
                    reserve for loan losses                                          $ 219

                  Average balance in impaired loans                                  $ 536

                  Interest income recognized                                         $  18

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at June 30, 1996. If interest on these loans had been accrued, such income would have approximated $13,740.


5. The Corporation sponsors a postretirement life insurance plan covering retirees with 25 years of service over the age of 60 and health care plan for all retirees and seven current employees that have met certain eligibility requirements. The plan is contributory for future retirees, with retiree contributions that are currently set at 20% of the required premium. Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 106 to
         account for its share of the costs of those benefits. Under that Statement, the Corporation's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Corporation's unfunded cost that existed at January 1, 1995 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2014. Prior to 1995, the Corporation expensed its share of costs as they were paid.

         Net  periodic   postretirement  benefit  cost  included  the  following
         components as of June 30, 1996.

                                                          (000 Omitted)
                                                       Medical         Life

            Service cost benefits attributable to
              service during the period               $      2        $       2
            Interest on accumulated postretirement
              benefit obligation                             9                5
            Amortization of transition obligation            6                3
                                                      --------        ---------

                                                      $     17        $      10
                                                      ========        =========

         Postretirement benefit cost recognized as of June 30, 1996 is $27,000 ($16,998 for medical and $10,002 for life).

         The following table sets forth the plan's funded status reconciled with the obligation recognized in the accompanying balance sheet at June 30, 1996:

                                                                    (000 Omitted)
                                                                 Medical         Life
            Accumulated postretirement benefit
              obligation                                        $     249       $     133
                                                                =========       =========

            Plan assets:
              Accumulated postretirement benefit
                obligation in excess of plan assets             $     249       $     133
              Unrecognized transition obligation                     (201)           (103)
              Premium payments for current retirees                  ( 24)           ( 10)
                                                                ---------       ---------

                     Obligation included on balance sheet       $      24       $      20
                                                                =========       =========

         The following two paragraphs contain 1995 information because we have not received more current information from our actuary.

         For measurement purposes, a 10 percent annual rate of increase in per capita health care costs of covered benefits was assumed for 1995, with such annual rate of increase gradually declining to 5 percent in 2003. If assumed health care cost trend rates were increased by 1 percentage point in each year, the accumulated postretirement benefit obligation at March 31, 1995 would be increased by $13,020 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period ended March 31, 1995 would be increased by $1,210.

         The weighted average discount rate used in estimating the accumulated postretirement benefit obligation was 8%.


6. On January 1, 1995, the Corporation adopted Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement has been amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on loans.


7. In October, 1994, Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued. The Statement is effective for financial statements issued for fiscal years ending after December 15, 1994. It requires various disclosures for derivative financial instruments which are futures, forward, swap, or option contract, or other financial instruments with similar characteristics. The Corporation does not have any derivative financial instruments as defined under this Statement.

8. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for fiscal years beginning after December 15, 1995. The Statement does not have a material impact on the Corporation.


9. Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights. The Statement is effective for transactions in fiscal years beginning after December 15, 1995. The Statement does not have a material impact on the Corporation.


10. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         The Statement is effective for fiscal years beginning after December 15, 1995. The disclosures must include the pro forma effects of other awards granted in fiscal years beginning after December 31, 1994. The Corporation does not have any stock-based employee compensation plans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Between December 31, 1995 and June 30, 1996, total assets remained relatively stable. The June 30 annualized return on average assets is
 .90% compared to .97% at December 31. At June 30 the annualized return on average equity is 8.19% compared to 9.08% at December 31. The leverage capital (equity to assets) ratio is 11.04% at June 30 compared to 10.73% at December 31. Since dividends are paid on a semi-annual basis, this ratio may seem higher at the end of the first and third quarters of the year.

                  The real estate home equity loans have continued to grow in the first half of 1996 adding an additional $500,000 to the loan portfolio. The total balance of the various adjustable rate mortgage products is increasing. The June 30 balance is $13,216,763 compared with $5,627,604 at December 31.

                  The table  shown  below is an  analysis  of the  Corporation's reserve for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a quarterly basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Based on experience, the loan policies and the current monitoring program, management believes the loan loss reserve is adequate.

                                                                (000 Omitted)
                                                                June 30, 1996
                                                                -------------
         Balance at beginning of period                             $  899
         Charge-offs:
           Commercial, financial and agricultural                      --
           Real estate - construction                                  --
           Real estate - mortgage                                      --
           Consumer                                                     47
                                                                    ------
                  Total charge-offs                                     47
                                                                    ------
         Recoveries:
           Commercial, financial and agricultural                      --
           Real estate - construction                                  --
           Real estate - mortgage                                        6
           Consumer                                                     20
                                                                    ------
                  Total recoveries                                      26
                                                                    ------
         Net charge-offs                                                21
         Additions charged to operations                               125
                                                                    ------
         Balance at end of period                                   $1 003
                                                                    ======

         Ratio of net charge-offs during
           the period to average loans
           outstanding during the period                             .0285%

                  Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.
Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Following is a table showing the risk elements in the loan portfolio.

                                                             (000 Omitted)
                                                             June 30, 1996
                                                             -------------
         Nonaccrual loans                                        $ 285
         Restructured loans                                        --
         Foreclosed properties                                     --
                                                                 ----
           Total nonperforming assets                            $ 285
                                                                 =====

         Loans past due 90 days accruing interest                $  99
                                                                 =====

         Reserve for loan losses to period end loans             1.36%
         Nonperforming assets to period end loans and
           foreclosed properties                                  .39%

                  Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at June 30, 1996. If interest on these loans had been accrued, such income would have approximated $13,740.

                  At June 30, 1996, other potential problem loans totalled $5,613. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

                  Compared with December 31, 1995, the deposit mix at June 30, 1996 has changed slightly. The $1,700,000 decrease in money market accounts is offset with increases in savings and certificates of deposit.

                  The comparison of the income statements for the three months ended June 30, 1996 and 1995 shows a decrease in net income of 5% in 1996. Interest income and interest expense have increased about 4% in 1996. Total other expenses have increased by 6% in 1996 over 1995 for the three month period.

                  When comparing the income statements for the six months ended June 30, 1996 and 1995, net income has increased about 8% in 1996 over 1995. Interest income has increased about 5% and interest expense about 8% in 1996 over 1995.

                  Interest income has increased by 5% in interest and fees on loans and by 6% in income from securities. These increases are due to a combination of higher rates and increased balances. The increase in interest expense is also due to a combination of higher rates and increased balances.

                  Noninterest income has increased over 3% as of June 30, 1996 compared with June 30, 1995. The majority of this increase is in service charges on deposit accounts due to increased numbers of charges and not to any increase in the amounts being charged.

                  Noninterest expense has increased by 1% as of June 30, 1996 compared with June 30, 1995. This minimal change is due to the decrease in deposit insurance and an offsetting increase in various other operating expenses.

                  Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Maturity of investment securities provided cash from investing activities. This cash plus cash & cash equivalents on hand were used to replace these matured securities and to purchase additional securities thus increasing the portfolio. Financing activities provided cash through the increase of certificates of deposit but investing and financing activities used more cash than they provided during the first half of 1996 since other deposits decreased and a cash dividend was paid to shareholders. The June 30 balance of cash and cash equivalents was reduced due to these activities. Liquidity of the Corporation is still more than adequate to meet present and future financial obligations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings to which the Registrant or its subsidiary, directors or officers is a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against Potomac Bancshares, Inc. and its subsidiary involve routine litigation incidental to the business of the Company or the subsidiary and are either not material in respect to the amount in controversy or fully covered by insurance.

Item 4.  Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 23, 1996 and the following matters were submitted to the security-holders for a vote:

         1.  To elect a class of directors for a term of three years.

         2. To approve the appointment by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 1996.

         3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters are as follows:

                                                    Votes     Votes
                                      Votes For    Against   Withheld   Total
                                      ---------    -------   --------   -----

         1.  Robert W. Butler          383,795       None     11,288   395,083

             Guy G. Chicchirichi       383,679       None     11,404   395,083

             Thomas C. G. Coyle        383,795       None     11,288   395,083

             Francis M. Frye           383,795       None     11,288   395,083

         2.                            390,829      3,912        342   395,083

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.
                  Not applicable

         4. Instruments defining the rights of security holders, including indentures.
                  Not applicable

         10.      Material contracts.
                  Not applicable

         11.      Statement re: computation of per share earnings.
                  Not applicable

         15.      Letter on unaudited interim financial information.
                  Not applicable

         18.      Letter on change in accounting principles.
                  Not applicable

         19.      Reports furnished to security holders.
                  Not applicable

         22. Published report regarding matters submitted to vote of security holders.
                  Not applicable

         23.      Consent of experts and counsel.
                  Not applicable

         24.      Power of attorney.
                  Not applicable

         27.      Financial Data Schedule.

         99.      Additional exhibits.
                  Not applicable

(b)      Reports on Form 8-K:

         NONE



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POTOMAC BANCSHARES, INC.



Date ___________________                _____________________________________
                                        Charles W. LeMaster, President & CEO



Date __________________                 _____________________________________
                                        L. Gayle Marshall Johnson, Vice
                                          President & Chief Financial Officer