Form 10QSB
period 1996-09-30
POTOMAC BANCSHARES INC
filed 1996-11-14
CIK 925173

1

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX  Quarterly report under Section 13 or 15(d) of the Securities Exchange
----
     Act of 1934

For quarterly period ended  September 30, 1996

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
                                 (000 OMITTED)

                                                           (Unaudited)
                                                          September 30   December 31
                                                               1996         1995
Assets:
   Cash and due from banks                                 $   4,287      $   3,396
   Securities (fair value:  September 30, 1996,
      $38,224; December 31, 1995, $26,307)
      (Note 2)                                                38,252         26,354
   Securities purchased under agreements to resell             8,200         18,700
   Loans (Note 3)                                             73,504         73,651
      Less allowance for loan losses                            (988)          (899)
         Net loans                                            72,516         72,752
   Bank premises and equipment, net                            1,253          1,444
   Accrued interest receivable                                   896            777
   Other assets                                                  520            620
                                                           ---------      ---------

               Total Assets                                $ 125,924      $ 124,043
                                                           =========      =========


Liabilities and Stockholders' Equity:
Liabilities:
   Non-interest bearing deposits                           $  13,861      $  13,847
   Interest bearing deposits                                  97,072         95,942
                                                           ---------      ---------
         Total Deposits                                      110,933        109,789
   Accrued interest payable                                      330            346
   Other liabilities                                             581            485
                                                           ---------      ---------
         Total Liabilities                                 $ 111,844      $ 110,620
                                                           ---------      ---------

Stockholders' Equity:
   Common stock par value $1.00 per share
      (5,000,000 shares authorized, 600,000 shares
      issued and outstanding)                              $     600      $     600
   Surplus                                                     5,400          5,400
   Net unrealized gain (loss) on securities
      available for sale                                         (85)           --
   Undivided profits                                           8,165          7,423
                                                           ---------      ---------
         Total Stockholders' Equity                           14,080         13,423
                                                           ---------      ---------

               Total Liabilities and Stockholders' Equity  $ 125,924      $ 124,043
                                                           =========      =========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                For the Three Months    For the Nine Months
                                                 Ended September 30     Ended September 30
                                                  1996        1995        1996       1995
Interest Income:
   Interest and fees on loans                  $  1,684    $  1,677    $  5,038    $  4,884
   Interest on investment securities
      Taxable                                       302         388         862       1,274
   Interest and dividends on securities
      available for sale
         Taxable                                    187          41         474         157
         Dividends                                    6           6          18          18
   Interest on securities purchased
      under agreements to resell                     91          97         353         145
                                               --------    --------    --------    --------

              Total Interest Income            $  2,270    $  2,209    $  6,745    $  6,478

   Interest Expense:
      Interest on deposits                     $    908    $    948    $  2,733    $  2,630
      Interest on federal funds purchased           --          --          --            4
                                               --------    --------    --------    --------

              Total Interest Expense           $    908    $    948    $  2,733    $  2,634
                                               --------    --------    --------    --------

              Net Interest Income              $  1,362    $  1,261    $  4,012    $  3,844

Provision for Loan Losses                           --          --          125         125
                                               --------    --------    --------    --------

              Net Interest Income after
                 Provision for Loan Losses     $  1,362    $  1,261    $  3,887    $  3,719
                                               --------    --------    --------    --------

Other Income:
   Commissions and fees from fiduciary
      activities                               $    110    $    101    $    336    $    325
   Service charges on deposit accounts               73          61         203         179
   Fees for other customer services                  48          51         142         145
   Other operating income                            30           7          44          20
                                               --------    --------    --------    --------

              Total Other Income               $    261    $    220    $    725    $    669
                                               --------    --------    --------    --------

Other Expenses:
   Salaries and employee benefits              $    609    $    580    $  1,811    $  1,770
   Net occupancy expense of premises                 47          60         156         162
   Furniture and equipment expenses                  75          66         224         210
   Deposit insurance                                 --          (8)          2         118
   Other operating expenses                         271         280         925         813
                                               --------    --------    --------    --------

              Total Other Expenses             $  1,002    $    978    $  3,118    $  3,073
                                               --------    --------    --------    --------

              Income before Income Tax Expense $    621    $    503    $  1,494    $  1,315

   Income Tax Expense                               224         184         542         482
                                               --------    --------    --------    --------

              Net Income                       $    397    $    319    $    952    $    833
                                               ========    ========    ========    ========

Earnings Per Share, Net Income                 $    .66    $    .53    $   1.59    $   1.39
                                               ========    ========    ========    ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (000 Omitted)
                                  (Unaudited)


                              Common      Capital      Mkt Value      Undivided
                               Stock      Surplus      AFS Secur       Profits       Total
Balances:
January 1, 1996             $    600     $   5,400     $        --    $   7,423    $ 13,423

   Net income                     --            --              --          952         952

   Cash dividends
      ($.35 per share)            --            --              --         (210)       (210)

   Change in net
      unrealized gain
      (loss) on
      securities
      available for sale          --            --             (85)         --          (85)
                            --------     ---------     -----------    ---------    --------

Balances:
September 30, 1996          $    600     $   5,400     $       (85)   $   8,165    $ 14,080
                            ========     =========     ===========    =========    ========

Balances:
January 1, 1995             $    600     $   5,400     $       (31)   $   6,747    $ 12,716

   Net income                     --            --              --          833         833

   Cash dividends
      ($.35 per share)            --            --              --         (210)       (210)

   Change in net
      unrealized gain
      (loss) on
      securities
      available for sale         --            --               32          --           32
                            --------     ---------     -----------    ---------    --------

Balances:
September 30, 1995          $    600     $   5,400     $         1    $   7,370    $ 13,371
                            ========     =========     ===========    =========    ========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                     For the Nine Months Ended
                                                    September 30   September 30
                                                        1996           1995
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $    952     $    833
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         125          125
         Depreciation                                      134          129
         Amortization                                        9            9
         Discount accretion and premium
            amortization on securities, net                 21            2
         (Gain) loss on sale of real estate                 84          --
         (Increase) decrease in accrued interest
           receivable                                     (118)          74
         (Increase) decrease in other assets                26          (83)
         Increase (decrease) in accrued interest
            payable                                        (16)          37
         Increase in other liabilities                      96           99
                                                      --------     --------
                  Net cash provided by operating
                     activities                       $  1,313     $  1,225
                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities    $ 10,000     $  9,000
   Proceeds from maturity of securities
      available for sale                                   --         3,020
   Purchase of investment securities                    (7,976)         --
   Purchase of securities available for sale           (14,072)         --
   Net (increase) decrease in loans                        110       (3,421)
   Purchases of bank premises and equipment               (267)         (38)
   Proceeds from sale of real estate                       350          --
                                                      --------     --------
                  Net cash provided by (used in)
                     investing activities             $(11,855)    $  8,561
                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
      NOW accounts and savings accounts               $  1,074     $ (4,756)
   Net increase in certificates of deposit                  69        5,392
   Cash dividends                                         (210)        (210)
                                                      --------     --------
                  Net cash provided by financing
                     activities                       $    933     $    426
                                                      --------     --------

                  Increase (decrease) in cash and
                     cash equivalents                 $ (9,609)    $ 10,212

CASH AND CASH EQUIVALENTS
   Beginning                                            22,096        6,125
                                                      --------     --------

   Ending                                             $ 12,487     $ 16,337
                                                      ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest paid to depositors                     $  2,748     $  2,593
                                                      ========     ========

      Income taxes                                    $    572     $    406
                                                      ========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of
      loans                                           $    --      $    108
                                                      ========     ========

   Unrealized gain (loss) on securities
      available for sale                              $   (129)    $     48
                                                      ========     ========



See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and December 31, 1995, the results of operations for the three months ended September 30, 1996 and 1995, and results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1995. The results of operations for the nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.


2. Securities held to maturity as of September 30, 1996 and December 31, 1995 are summarized below:

                                                (000 Omitted)
                                              September 30, 1996
                              --------------------------------------------------
                                              Gross        Gross
                              Amortized     Unrealized   Unrealized       Fair
                                Cost          Gains       (Losses)        Value
                              ---------     ----------   ----------    ---------

Securities held to maturity:
  U.S. Treasury securities    $  12,978      $       8    $    (19)    $  12,967
  Obligations of U.S.
    Government agencies          10,994              1         (18)       10,977
                              ---------      ---------    ---------    ---------
                              $  23,972      $       9    $    (37)    $  23,944
                              =========      =========    =========    =========


                                                  (000 Omitted)
                                                December 31, 1995
                              --------------------------------------------------
                                              Gross        Gross
                              Amortized     Unrealized   Unrealized       Fair
                                Cost          Gains       (Losses)        Value
                              ---------     ----------   ----------    ---------

Securities held to maturity:
  U.S. Treasury securities    $  15,986      $     64     $    (42)     $ 16,008
  Obligations of U.S.
    Government agencies          10,000            --          (69)        9,931
                              ---------      --------     --------      --------
                              $  25,986      $     64     $   (111)     $ 25,939
                              =========      ========     ========      ========

         Securities available for sale as of September 30, 1996 and December 31, 1995 are summarized below:

                                                (000 Omitted)
                                              September 30, 1996
                              --------------------------------------------------
                                              Gross        Gross
                              Amortized     Unrealized   Unrealized       Fair
                                Cost          Gains       (Losses)        Value
                              ---------     ----------   ----------    ---------

Securities available for sale:
  U.S. Treasury securities    $  14,021      $    --      $   (128)     $ 13,893
  Federal Home Loan
    Bank stock                      387           --            --           387
                              ---------      --------       --------    --------
                              $  14,408      $    --      $   (128)     $ 14,280
                              =========      ========       ========    ========


                                                  (000 Omitted)
                                                December 31, 1995
                              --------------------------------------------------
                                              Gross        Gross
                              Amortized     Unrealized   Unrealized       Fair
                                Cost          Gains       (Losses)        Value
                              ---------     ----------   ----------    ---------
Securities available for sale:
  Federal Home Loan
    Bank stock                $     368      $    --       $    --      $    368
                              =========      ========      ========     ========



3. The consolidated loan portfolio, stated at face amount, is composed of the following:


                                                   (000 Omitted)
                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------

Real estate loans:
  Construction and land development          $    856             $  1,053
  Secured by farmland                           1,456                1,208
  Secured by 1-4 family residential            37,543               36,586
  Other real estate loans                      12,256               12,295
Loans to farmers (except those secured
  by real estate                                  479                  650
Commercial and industrial loans
  (except those secured by real
  estate)                                       1,593                2,383
Loans to individuals for personal
  expenditures                                 19,131               18,998
All other loans                                   190                  478
                                             --------             --------

         Total loans                         $ 73,504             $ 73,651
                                             ========             ========


4. The following is a summary of transactions in the reserve for loan losses:

                                                     (000 Omitted)
                                            September 30          December 31
                                                1996                  1995
                                            ------------          -----------

Balance at beginning of period               $    899               $    988

  Provision charged to operating expense          125                    125
  Recoveries added to the reserve                  32                     50
  Loan losses charged to the reserve              (68)                  (264)
                                             --------             ----------

Balance at end of period                     $    988               $    899
                                             ========               ========

         Information about impaired loans as of September 30, 1996 is as follows:

                                                             (000 Omitted)
Impaired loans for which a reserve has been provided             $ 410
Impaired loans for which no reserve has been provided               --
                                                                 -----
         Total impaired loans                                    $ 410
                                                                 =====

Reserve provided for impaired loans, included in the
  reserve for loan losses                                        $ 205

Average balance in impaired loans                                $ 514

Interest income recognized                                       $  27

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at September 30, 1996. If interest on these loans had been accrued, such income would have approximated $21,117.


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

         Net  periodic   postretirement  benefit  cost  included  the  following
         components as of September 30, 1996.

                                                     (000 Omitted)
                                              Medical              Life

Service cost benefits attributable to
  service during the period                   $      2           $       2
Interest on accumulated postretirement
  benefit obligation                                16                   9
Amortization of transition obligation                9                   5
                                              --------           ---------

                                              $     27           $      16
                                              ========           =========

         Postretirement benefit cost recognized as of September 30, 1996 is $43,042 ($26,587 for medical and $16,455 for life).

         The following table sets forth the plan's funded status reconciled with
         the  obligation   recognized  in  the  accompanying  balance  sheet  at
         September 30, 1996:

                                                    (000 Omitted)
                                                Medical            Life

Accumulated postretirement benefit
  obligation
Plan assets:
  Accumulated postretirement benefit
    obligation in excess of plan assets        $     303        $     182
  Unrecognized transition obligation                (209)            (109)
  Unrecognized net (gain) loss                       (36)             (37)
  Premium payments for current retirees              (28)             (11)
                                               ---------        ---------

         Obligation included on balance sheet  $      30        $      25
                                               =========        =========

         For measurement purposes, a 10 percent annual rate of increase in per capita health care costs of covered benefits was assumed for 1996, with such annual rate of increase gradually declining to 5 percent in 2004. If assumed health care cost trend rates were increased by 1 percentage point in each year, the accumulated postretirement benefit obligation at September 30, 1996 would be increased by $26,298 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the period ended September 30, 1996 would be increased by $2,446.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Between December 31, 1995 and September 30, 1996, total assets have increased slightly. The September 30 annualized return on average assets is 1.02% compared to .97% at December 31. At September 30 the annualized return on average equity is 9.23% compared to 9.08% at December 31. The leverage capital (equity to assets) ratio is 11.18% at September 30 compared to 10.73% at December 31. Since dividends are paid on a semi-annual basis, this ratio may seem higher at the end of the first and third quarters of the year.

                  The real estate home equity loans have continued to grow in 1996 adding $860,000 to the loan portfolio since December 31. The total balance of the various adjustable rate mortgage products has increased to $16,171,601 at September 30 compared with $5,627,604 at December 31.

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

                                                     (000 Omitted)
                                                   September 30, 1996
         Balance at beginning of period                 $  899
         Charge-offs:
           Commercial, financial and agricultural          --
           Real estate - construction                      --
           Real estate - mortgage                          --
           Consumer                                         68
                                                        ------
                  Total charge-offs                         68
                                                        ------
         Recoveries:
           Commercial, financial and agricultural          --
           Real estate - construction                      --
           Real estate - mortgage                            6
           Consumer                                         26
                                                        ------
                  Total recoveries                          32
                                                        ------
         Net charge-offs                                    36
         Additions charged to operations                   125
                                                        ------
         Balance at end of period                       $  988
                                                        ======

         Ratio of net charge-offs during
           the period to average loans
           outstanding during the period                 .0489%
                                                        ======

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

                                                      (000 Omitted)
                                                    September 30, 1996

         Nonaccrual loans                                  $ 285
         Restructured loans                                  --
         Foreclosed properties                               --
                                                           ----
           Total nonperforming assets                      $ 285
                                                           =====

         Loans past due 90 days accruing interest          $  52
                                                           =====

         Reserve for loan losses to period end loans       1.34%
         Nonperforming assets to period end loans and
           foreclosed properties                            .39%

                  Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at September 30, 1996. If interest on these loans had been accrued, such income would have approximated $21,117.

                  At September 30, 1996, other potential problem loans totalled $49,446. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

                  At September 30 deposits are up about $1,000,000 compared with December 31, 1995. Now, money market, and savings accounts are showing increases.

                  The comparison of the income statements for the three months ended September 30, 1996 and 1995 shows an increase in net income of 24% in 1996. Interest income increased about 3% and interest expense decreased about 4% in 1996. Total other expenses have increased by 3% in 1996 over 1995 for the three month period.

                  When comparing the income statements for the nine months ended September 30, 1996 and 1995, net income has increased over 12% in 1996 over 1995. Interest income and interest expense have increased about 4% in 1996 over 1995.

                  Interest income has increased by 3% in interest and fees on loans and by 7% in income from securities. These increases are due to a combination of higher rates and increased balances. The increase in interest expense is also due to a combination of higher rates and increased balances.

                  Noninterest income has increased over 8% as of September 30, 1996 compared with September 30, 1995. This increase is a combination of an increase in service charges on deposit accounts as discussed in June, an increase in fiduciary fees, and a gain on sale of other real estate included in other operating income.

                  Noninterest expense has increased by 1% as of September 30, 1996 compared with September 30, 1995. This minimal change is due to the decrease in deposit insurance and an offsetting increase in various other operating expenses.

                  Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Maturity of investment securities provided cash from investing activities. This cash plus cash & cash equivalents on hand were used to replace these matured securities and to purchase additional securities thus increasing the portfolio. Financing activities provided cash through the increase of deposits. The September 30 balance of cash and cash equivalents was reduced due to these activities. Liquidity of the Corporation is still more than adequate to meet present and future financial obligations.


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

                                   POTOMAC BANCSHARES, INC.



Date ________________________      ____________________________________
                                   Charles W. LeMaster, President & CEO



Date ________________________      ____________________________________
                                   L. Gayle Marshall Johnson, Vice
                                     President & Chief Financial Officer