Form 10KSB
period 1996-12-31
POTOMAC BANCSHARES INC
filed 1997-03-31
CIK 925173

1

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark one)

XXX      Annual Report Under Section 13 or 15(d)of the Securities
---      Exchange Act of 1934 (Fee required)

         For the fiscal year ended December 31, 1996

         Transition report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934 (No fee required)

         For the transition period from_____________ to _____________

         Commission File No. 0-24958

                            Potomac Bancshares, Inc.
                 (Name of Small Business Issuer in Its Charter)

       West Virginia                                           55-0732247
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

      111 East Washington Street
      PO Box 906, Charles Town WV                              25414-0906
(Address of Principal Executive Offices)                       (Zip Code)

                                  304-725-8431
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
      Title of Each Class                           on Which Registered
      -------------------                          ---------------------

-------------------------------               --------------------------------

-------------------------------               --------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $1.00 Par Value
                                (Title of Class)

Check whether the issuer: (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   XXX     No
      ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   XX
                                       ----

State issuer's revenues for its most recent fiscal year.
                                  $10,074,770

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $16,724,160

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes           No            Not Applicable   XXX
    -----        -----                      -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                    600,000

Transitional Small Business Disclosure Format (check one):

Yes           No   XXX
    -----         -----

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to security-holders for fiscal year ended December 31, 1996 is incorporated by reference into Part II.

Proxy Statement for annual meeting April 22, 1997, is incorporated by reference into Part III.

PART I

Item 1.  Description of Business.

History and Operations

             The Board of Directors of Bank of Charles Town (the "Bank") caused Potomac Bancshares, Inc. ("Bancshares") to be formed on March 2, 1994, as a single-bank holding company. To date, Bancshares' only activities have involved the acquisition of the Bank. Bancshares acquired all of the shares of common stock of the Bank on July 29, 1994.

             Bank of Charles Town is a West Virginia state-chartered bank which formed and opened for business in 1871. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. Engaged in general banking business with the primary market area being Jefferson County, the Bank also provides services to Washington County and Frederick County, Maryland; Loudoun County and Clarke County, Virginia; and Berkeley County, West Virginia. The main office is in Charles Town at 111 East Washington Street, with branch offices in Harpers Ferry, West Virginia and Kearneysville, West Virginia.

             The Bank provides consumers, businesses, and governments with a broad range of banking services, including personal lines of credit, home equity lines of credit, commercial, agricultural, real estate, and installment loans; checking, savings, NOW, and money market accounts, certificates of deposit, and individual retirement accounts. Automated teller machines are located at each of the three offices to provide 24 hour service. The trust and financial services department provides financial management, investment and trust services.

             Lending Activities. The Bank offers installment, term, and real estate loans for consumer, business and commercial purposes. These loans can be unsecured or secured by collateral being purchased or other collateral.

             Underwriting standards covering all lending include sound credit analysis, proper documentation according to the Bank's loan documentation checklist, promotion of profitable customer relationships with cross-selling of bank services, avoidance of loan concentrations to a single industry or with a single class of collateral, and diligent maintenance of past due and nonaccrual loans at a minimum.

             The Bank's loan policy designates particular loan-to-value limits for real estate loans in accordance with recommendations in Section 304 of the Federal Deposit Insurance Corporation
Improvement Act of 1991.

             As stated in the loan policy, there may be certain lending situations not subject to these loan-to-value limits and from time to time the Board of Directors may permit exceptions to the established limits. Any exceptions are sufficiently documented.

             Loans secured by real estate are made to individuals and businesses for the purchase of raw land, for land development, for commercial, multi-family and other non-residential construction, to purchase improved property, and to purchase owner occupied one to four family residential property. Lines of credit and home equity loans are available.

             Approximately 72% of the Bank's loans are secured by real estate. These loans had an average delinquency rate of 1.56% and a loss rate of .00% during 1996. These rates are based on comparisons to 1996 average total loans.

             As  of  December  31,  1996,   aggregate  dollar  amounts  in  loan
categories secured by real estate are as follows:

             Construction and land development              $   759,619
             Secured by farmland                              1,501,527
             Secured by 1-4 family residential               38,220,730
             Other                                           12,124,747
                                                            -----------
                                                            $52,606,623
                                                            ===========

             Loans to individuals for personal expenditures are approximately 25% of the Bank's total loans at December 31, 1996. The aggregate balance of these loans was $18,654,695 at December 31. The majority of these are installment loans with the remainder made as term loans.

             The Bank's loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, since it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. This may make installment lending more risky than real estate lending; however, installment loans had an average delinquency rate of .37% and a loss rate of .13% in 1996 (based on comparisons to 1996 average total loans). This delinquency rate for installment loans is lower than the comparable rate for real estate loans.

             The Bank's policy for evaluating term loans involves consideration of credit history and current financial statements if loan is a certain amount and unsecured. If loans are not paid at original scheduled maturity, information must be reviewed by a loan officer for a renewal. The average delinquency rate was .21% and loss rate was 0.00% compared to average total loans in 1996.

             The remaining aggregate dollar amount of the Bank's loans is $2,264,022 at December 31. The amount includes:

         (1)  Dealer wholesale loans with generally
              no delinquencies or losses                    $  707,309

         (2)  Term loans for business and commercial
              purposes                                       1,149,910

         (3)  Industrial revenue bond loans secured
              by real estate                                   149,605

         (4)  Term loans for agricultural
              purposes                                         229,022

         (5)  Other loans                                       28,176

             Investment Activities. The Bank's investment activities are governed by its investment policy.

             The policy states that excess daily funds are to be invested in securities purchased under agreements to resell. The daily funds are used to cover deposit draw downs by customers, to fund loan commitments, and to help maintain the Bank's asset/liability mix.

             According to the policy, funds in excess of those invested in securities purchased under agreements to resell are to be invested in U.S. Treasury bills, notes or bonds, obligations of U.S. Government agencies, obligations of political subdivisions of the State of West Virginia with a rating of not less than AAA and, with prior approval of the Board of Directors, bank qualified local industrial revenue bonds to be carried in the Bank's loan portfolio.

             The policy governs various other factors including maturities, the closeness of purchase price to par, amounts that may be purchased, and percentages of the various types of investments that may be held.

             Deposit Activities. The Bank offers noninterest bearing checking accounts and interest bearing NOW accounts and money market accounts. Passbook and statement savings accounts and Christmas Club accounts are available. Certificates of deposit are offered in various terms from 91 days to four years and may be automatically renewed if the depositor wishes. Individual retirement accounts in the form of certificates of deposit are also available.

             Prior to opening any deposit account particular requirements must be met by the depositor including presentation of valid identification and social security number, must not be on record with Chex Systems (credit reporting agency), must be a U.S. citizen or possess evidence of legal alien status, and must be at least 18 years of age or share account with a person at least 18 years of age.

Competition

             As of December 31, 1996, there were 54 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Bank in its market area.

             The Bank's market area is generally defined as Jefferson County, West Virginia. As of June 30, 1996, there were six banks in Jefferson County with 14 banking offices. The total deposits of those commercial banks as of June, 1996, were $375,146,000 and the Bank ranked number one with $109,364,000 or 29.2% of the total deposits in the market.

             For most of the services which the Bank performs, there is also competition from financial institutions other than commercial banks. For instance, credit unions and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, personal and corporate trust and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals. Due to the geographic location of the Bank's primary market area, the existence of larger financial institutions in Maryland, Virginia and Washington, D.C. influences the competition in the market area. In addition larger regional and national corporations continue to be increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. The principal competitive factors in the markets for deposits and loans are interest rates, either paid or charged. The chartering of numerous new banks in West Virginia and the opening of numerous federally chartered savings and loan associations, which are not subject to the State's branch banking laws, have increased competition for the Bank. The 1986 legislation passed by the West Virginia Legislature allowing state-wide branch banking provided increased opportunities for the Bank, but it also increased competition for the Bank in its service area. With the beginning of reciprocal interstate banking in 1988, bank holding companies (such as Potomac Bancshares, Inc.) also face additional competition in efforts to acquire other subsidiaries throughout West Virginia.

             In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent action to opt out or limit interstate branching by the West Virginia Legislature, interstate branch banking may occur after June 1, 1997. States are permitted to opt into interstate branch banking prior to June 1, 1997, may opt out of interstate branch banking prior to that date, may allow only acquisition of branches, may opt into de novo interstate branch banking or may allow the acquisition of a branch of a bank without acquiring the bank itself. In 1996, the West Virginia Legislature opted into interstate branch banking, effective May 31, 1997. The effect of this legislation will likely be increased competition with West Virginia banks, including the Bank.

Employees

             Bancshares currently has no employees.

             As of January 31, 1997, the Bank had 79 full-time employees and 8 part-time employees.


Supervision and Regulation

             Introduction. Bancshares is a bank holding company within the provisions of the Bank Holding Company Act of 1956, is registered as such, and is subject to supervision by the Board of Governors of the Federal Reserve System ("Board of Governors"). The Bank Holding Company Act requires Bancshares to secure the prior approval of the Board of Governors before Bancshares acquires ownership or control of more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank.

             As a bank holding company, Bancshares is required to file with the Board of Governors annual reports and such additional information as the Board of Governors may require pursuant to the Bank Holding Company Act. The Board of Governors may also make examinations of Bancshares and its banking subsidiaries. Furthermore, under Section 106 of the 1970 Amendments to the Bank Holding Company Act and the regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services.

             Bancshares' depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective parents and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or any nonbanking subsidiary are limited in an amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate of 20% of any such institution's capital and surplus.

             Bancshares is required to register annually with the Commissioner of Banking of West Virginia ("Commissioner") and to pay a registration fee to the Commissioner based on the total amount of bank deposits in banks with respect to which it is a bank holding company. Although legislation allows the Commissioner to prescribe the registration fee, it limits the fee to ten dollars per million dollars of deposits rounded off to the nearest million dollars. Bancshares is also subject to regulation and supervision by the Commissioner.

             Bancshares is required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any West Virginia or non-West Virginia bank or bank holding company from acquiring shares of a bank if the acquisition would cause the combined deposits of all banks in the State of West Virginia, with respect to which it is a bank holding company, to exceed 20% of the total deposits of all depository institutions in the State of West Virginia.

             Depository Institution Subsidiaries. Bank is subject to FDIC deposit insurance assessments. As of January 1, 1997, FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the Bank at the annual rate of 1.296 basis points or .0001296 times the total deposits of the Bank. This premium is not tied to the Bank's risk classification. The rate of the premium based on the Bank's risk classification is still at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Bancshares' results of operations.

             Capital requirements. The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies, such as Bancshares. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Bank is subject to substantially similar capital requirements adopted by applicable regulatory agencies.

             Generally, under the applicable guidelines, the financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts or consolidated subsidiaries, less goodwill. Bank holding companies, however, may include cumulative perpetual preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital.

             Financial institutions are required to maintain a risk- based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.

             Financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating, are required to maintain a minimum leverage ratio of 3%. Financial institutions not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least 100 to 200 basis points, and, therefore, the ratio of Tier 1 capital to total assets should not be less than 4%.

             The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve Board's guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage is the ratio of an institution's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

             Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC, as well as to the measures described in the "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to undercapitalized institutions.

             The Federal Reserve Board, as well as the FDIC, has adopted changes to their risk-based and leverage ratio requirements that require that all intangible assets, with certain exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, that total amount of PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate limit of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

             As of December 31, 1996, Bancshares had capital in excess of all applicable requirements as shown below:

                                       Actual        Required        Excess
Tier 1 capital:                     ------------    ----------    -----------
  Common stock                      $    600,000
  Surplus                              5,400,000
  Retained earnings                    8,260,037
                                    ------------
Total tier 1 capital                $ 14,260,037    $2,457,173    $11,802,864
Tier 2 capital:
  Allowance for loan losses (1)          772,445
                                    ------------

Total risk-based capital            $ 15,032,482    $4,914,345    $10,118,137
                                    ============    ==========    ===========

Risk-weighted assets                $ 61,429,313
                                    ============

Tier 1 capital                      $ 14,260,037    $3,741,411    $10,518,626
                                    ============    ==========    ===========

Average total assets                $124,713,706
                                    ============
Capital ratios:
  Tier 1 risk-based capital ratio          23.21%        4.00%         19.21%
  Total risk-based capital ratio           24.47%        8.00%         16.47%
  Tier 1 capital to average total
    assets (leverage)                      11.43%        4.00%          7.43%


(1) Limited to 1.25% of gross risk-weighted assets.

             Permitted Non-Banking Activities. The Federal Reserve permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks. Bancshares presently does not engage in, nor does it have any immediate plans to engage in, any non-banking activities bank holding companies are permitted to perform.

             A notice of proposed non-banking activities must be furnished to the Federal Reserve and the Banking Board before Bancshares engages in such activities, and an application must be made to the Federal Reserve and Banking Board concerning acquisitions by Bancshares of corporations engaging in those activities. In addition, the Federal Reserve may, by order issued on a case-by-case basis, approve additional non-banking activities.

             The Bank. The Bank is a state-chartered bank which is not a member of the Federal Reserve system and is subject to regulation and supervision by the FDIC and the Commissioner.

             Compliance with Environmental Laws. The costs and effects of compliance with federal, state and local environmental laws will not have a material effect or impact on Bancshares or The Bank.

Item 2.  Description of Property.

             Bancshares currently has no property.

             The Bank owns the land and buildings of the main office and two branch office facilities.

             Main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with an adjoining corridor. The older of these two buildings houses the Bank's Trust and Financial Services Division on its first floor and the second floor is used for storage. The Trust and Financial Services area was remodeled in 1982. The newer building houses the commercial bank operations, using the majority of both floors of the building. This building was constructed in 1967. Two adjoining sections of property at this location were purchased in 1986 and 1988 to meet additional parking needs.

             The Bank sold the property formerly housing the Charles Town Lodge, Loyal Order of Moose, Inc., during 1996 for $220,000. This property, used only as a storage facility, was no longer needed.

             One branch office is located at 1318 Washington Street, Bolivar, West Virginia. The office is a one story brick building constructed in 1975. On this property is another building which existed at the time of the Bank's purchase. This is rented to others by the Bank.

             In addition, the Bank owns property in Kearneysville, West Virginia, on which a second branch facility was erected in 1985. This one story brick building opened for business in April of 1985. During 1993, an addition was constructed, doubling the size of this facility.

             There are no encumbrances on any of these properties. In the opinion of management, these properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

             Currently Bancshares is involved in no legal proceedings.

             The Bank is involved in various legal proceedings arising in the normal course of business, and in the opinion of the Bank, the ultimate resolution of these proceedings will not have a material effect on the financial position or operations of the Bank.


Item 4.  Submission of Matters to a Vote of Security-Holders.

             Not Applicable.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

             The following information reflects comparative per share data for the periods indicated for Bancshares Common Stock for (a) trading values, and
(b) dividends. As of March 21, 1997, there were approximately 850 shareholders.

             Bancshares Common Stock is not traded on any stock exchange or over the counter. Shares of Bancshares Common Stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Bancshares does not have knowledge of the purchase price or the terms of the purchase. The following information relating to trading values for Bancshares Common Stock is based upon information furnished to Bancshares by one or more parties involved in purchases or sales of Bancshares Common Stock. The trading values shown below are based on arms-length transactions between shareholders. NO ATTEMPT WAS MADE BY BANCSHARES TO VERIFY OR DETERMINE THE ACCURACY OF THE REPRESENTATIONS MADE TO BANCSHARES.

                            Price Range (1)       Cash Dividends (2)
                           High          Low      Paid per Share

1995     First Quarter    $30.00       $30.00          $ N/A
         Second Quarter    30.00        30.00            .35
         Third Quarter     35.00        28.00            N/A
         Fourth Quarter    30.00        30.00            .50

1996     First Quarter    $30.00       $25.00          $ N/A
         Second Quarter    30.00        27.00            .35
         Third Quarter     30.00        27.00            N/A
         Fourth Quarter    31.00        28.00            .60

(1) See the description of "Trading Value" in the preceding paragraph.
(2) Dividends have been declared traditionally by Bancshares on a semi-annual basis.

             The primary source of funds for dividends paid by Bancshares is the dividend income received from the Bank. The Bank's ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and Commissioner could be required. Management of Bancshares anticipates that the dividends paid by Bancshares will likely be similar to those paid in the past, but dividends will only be paid when and as declared by the Board of Directors.


Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

             Pages 4-11 of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference for this item 6.


Item 7.  Financial Statements.

             Pages 13-29 of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference for this item 7.


Item 8.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.

             Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act.

             Pages 2-5 of the Proxy Statement dated March 28, 1997, for the April 22, 1997 Annual Meeting are incorporated by reference for this item 9.

The Executive Officers are as follows:

         Name                Position Since        Age    Principal Occupation
-----------------------   ---------------------   -----   --------------------
Charles W. LeMaster       President & CEO           55    Employed at Bank
                          1994                            since 1983; President
                                                          & CEO since 1991.

William R. Harner         Sr. Vice President,       56    Employed at Bank
                          Secretary & Treasurer           since 1967; Sr. Vice
                          1994                            President & Cashier
                                                          since 1988.

Gayle Marshall Johnson    Vice President & Chief    47    Employed with the
                          Financial Officer               Bank 1977-1985 as
                          1994                            internal auditor.
                                                          Rejoined Bank in 1988
                                                          as Financial Officer.
                                                          Vice President &
                                                          Financial Officer of
                                                          Bank since 1990.

Donald S. Smith           Vice President &          68    Employed at Bank 1947
                          Assistant Secretary             to 1991; President
                          1994                            1979 to 1991
                                                          (retired).


Item 10. Executive Compensation.

             Pages 7-9 of the Proxy Statement dated March 28, 1997, for the April 22, 1997 Annual Meeting are incorporated by reference for this item 10.


Item 11. Security Ownership of Certain Beneficial Owners and
             Management.

             Pages 5-7 of the Proxy Statement dated March 28, 1997, for the April 22, 1997 Annual Meeting are incorporated by reference for this item 11.

Item 12. Certain Relationships and Related Transactions.

             Page 11 of the Proxy Statement dated March 28, 1997, for the April 22, 1997 Annual Meeting is incorporated by reference for this item 12.

Item 13. Exhibits List and Reports on Form 8-K.

                     1.1 Pages 4-11 and 14-29 of Bancshares' 1996 Annual Report to Shareholders are incorporated herein by reference.

             (a) 2.1 Agreement and Plan of Merger dated March 8, 1994, by and between Potomac Bancshares, Inc., and Bank of Charles Town filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994: Registration no. 33-80092.

                     3.1 Articles of Incorporation of Potomac Bancshares, Inc. filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994: Registration no. 33-80092.

                     3.2 Amendments to Articles of Incorporation of Potomac Bancshares, Inc. adopted by shareholders April 25, 1995 and recorded by West Virginia Secretary of State May 23, 1995 filed with the Securities and Exchange Commission with 1995 Form 10-KSB.

                     3.3 Bylaws of Potomac Bancshares, Inc. filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994:
Registration no. 33-80092.

                     3.4 Amended and Restated Bylaws of Potomac Bancshares, Inc. adopted by shareholders April 25, 1995 filed with the Securities and Exchange Commission with 1995 Form 10-KSB.

                     21         Subsidiaries of the Registrant

             (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.



By /s/ Charles W. LeMaster                       March  25, 1997
   ----------------------------------------
   Charles W. LeMaster
   President & Chief Executive Officer



By /s/ L. Gayle Marshall Johnson                 March  25, 1997
   ----------------------------------------
   L. Gayle Marshall Johnson
   Vice President & Chief Financial Officer
   & Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title                                Date
-----------------                                ----
   /s/ John P. Burns, Jr.
By ________________________________
   John P. Burns, Jr., Director                  March  25, 1997


   /s/ Robert W. Butler
By ________________________________
   Robert W. Butler, Director                    March  25, 1997

   /s/ Guy Gary Chicchirichi
By ________________________________
   Guy Gary Chicchirichi, Director               March  25, 1997

   /s/ Thomas C. G. Coyle
By ________________________________
   Thomas C. G. Coyle, Director                  March  25, 1997


   /s/ Francis M. Frye
By ________________________________
   Francis M. Frye, Director                     March  25, 1997

Signature & Title                                Date
-----------------                                ----
   /s/ William R. Harner
By ________________________________
   William R. Harner, Director,                  March  25, 1997
   Sr. Vice President, Secretary &
   Treasurer

   /s/ E. William Johnson
By ________________________________
   E. William Johnson, Director                  March  25, 1997

   /s/ Charles W. LeMaster
By ________________________________
   Charles W. LeMaster, Director,                March  25, 1997
   President, Chief Executive Officer

   /s/ Minnie R. Mentzer
By ________________________________
   Minnie R. Mentzer, Director                   March  25, 1997

   /s/ James E. Senseney
By ________________________________
   James E. Senseney, Director                   March  25, 1997

   /s/ John C. Skinner, Jr.
By ________________________________
   John C. Skinner, Jr., Director                March  25, 1997


   /s/ Donald S. Smith
By ________________________________
   Donald S. Smith, Director                     March  25, 1997

                        [GRAPHIC FRAMED BORDER OMITTED]

                            Potomac Bancshares, Inc.
                               1996 Annual Report

                               [GRAPHIC OMITTED]


                   Connected To Our Community Through Service



                              Bank of Charles Town
       Member FDIC o Wholly-owned Subsidiary of Potomac Bancshares, Inc.

                          ANNUAL REPORT ON FORM 10-KSB


         A copy of the Corporation's 1996 annual report on Form 10-KSB to Securities and Exchange Commission may be obtained without charge upon written request by any stockholder to:

                               Gayle Marshall Johnson
                               Vice President and Chief Financial Officer
                               Potomac Bancshares, Inc.
                               111 East Washington Street
                               PO Box 906
                               Charles Town West Virginia 25414-0906



                              GENERAL INFORMATION


COMMON STOCK PRICES AND DIVIDENDS

         Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. A market of the Corporation's stock and quotations are not listed in any publication of national circulation. As of December 31, 1996, there were 600,000 common shares outstanding with these being held by approximately 850 shareholders.

         The per share sale prices of and dividends on the Corporation's stock over the last two years, based solely on transactions of which the Corporation is aware, are listed below.

                                  High             Low            Dividends
     1995
     First Quarter              $30.00           $30.00             $ N/A
     Second Quarter              30.00            30.00              0.35
     Third Quarter               35.00            28.00               N/A
     Fourth Quarter              30.00            30.00              0.50

     1996
     First Quarter               30.00            25.00               N/A
     Second Quarter              30.00            27.00              0.35
     Third Quarter               30.00            27.00               N/A
     Fourth Quarter              31.00            28.00              0.60


         Common stock dividends are paid on a semi-annual basis. Management intends to continue to recommend dividends to be paid as profits and maintenance of satisfactory equity capital allow.

STOCK TRANSFER AGENT
                           American Stock Transfer
                              & Trust Company
                           40 Wall Street
                           New York NY  10005
                           (212) 936-5100


ANNUAL MEETING

         The annual meeting of stockholders will be held at the Bavarian Inn, Shepherdstown, Jefferson County, West Virginia, on Tuesday, April 22, 1997, beginning at 10:00 a.m.

                                    CONTENTS

Annual Report on Form 10-KSB...................................................Inside Front Cover
General Information............................................................Inside Front Cover
President's Report..............................................................................1
Description of Business.........................................................................2
Board of Directors..............................................................................2
Selected Consolidated Financial Data............................................................3
Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................................4-11
Independent Auditor's Report...................................................................13
Consolidated Financial Statements
         Consolidated Balance Sheets...........................................................14
         Consolidated Statements of Income.....................................................15
         Consolidated Statements of Changes in Stockholders' Equity............................16
         Consolidated Statements of Cash Flows.................................................17
         Notes to Consolidated Financial Statements.........................................18-29
Trust and Financial Services...................................................................30
Officers and Staff..............................................................Inside Back Cover

                               PRESIDENT'S REPORT


              On behalf of the Board of Directors, Officers and Staff, we are pleased to submit our Annual Report of the operations and condition of our holding company, Potomac Bancshares, Inc. for the year ended December 31, 1996.

              Our net income totaled $1,407,434 for the year 1996 and showed an increase of $222,306 over 1995. The earnings per share were $2.35 and benefitted the shareholders who received a dividend of $.95 per share during 1996. This 1996 net income reversed the previous two years' declining trend. The Corporation maintains a very strong capital to average assets ratio of 11.43% as of year end. Also, you will note that Reserve for Loan Losses increased significantly. This is attributed to our continued effort to collect on loans previously classified as losses. The loan loss allowance is sufficient to support any loans that may become troublesome.

              Your Corporation continues to support the community and its surrounding market area by providing the services that customers expect from their financial institution. In January, we instituted Saturday lobby hours at the main office. This has been well received and is a complete success. We are working on other services which will be in place in the near future. The first of these, available this spring, is Touchline 24, our automated voice response system which will allow our customers to access information about their accounts 24 hours a day.

              I want to thank our Officers and Staff for their continued service, trust and dedication to our customers, and our Directors for their invaluable support and guidance. As always, we solicit the support of our shareholders to refer customers to the Bank to ensure our growth and success.

                                       Sincerely,




                                       Charles W. LeMaster
                                       President & CEO

                            DESCRIPTION OF BUSINESS


          Potomac Bancshares, Inc., a one-bank holding company, and Subsidiary, Bank of Charles Town, are engaged in general banking business with the primary market area being Jefferson County. However, the Corporation also provides services to Washington County and Frederick County, Maryland; Loudoun County and Clarke County, Virginia; and Berkeley County, West Virginia. The main office is in Charles Town with branch offices in Harpers Ferry and Kearneysville.

          The Corporation provides consumers, businesses, and governments with a broad range of banking services, including personal lines of credit, home equity lines of credit, commercial, agricultural, real estate, and installment loans; checking, savings, NOW, and money market accounts, certificates of deposit, and individual retirement accounts. Automated teller machines are located at each of the three offices to provide twenty-four hour service. The trust and financial services department provides financial management, investment and trust services.

          Bank of Charles Town is a West Virginia state chartered bank which formed and opened for business in 1871. The Bank's deposits are insured by Federal Deposit Insurance Corporation.



                               BOARD OF DIRECTORS

               Potomac Bancshares, Inc. and Bank of Charles Town

John P. Burns, Jr.                 Francis M. Frye            Minnie R. Mentzer
Partner                            Retired President          Retired President
Burns Farm                         Ranson Real Estate         Myers Coal Company, Inc.

Robert W. Butler                   William R. Harner          James E. Senseney
Farmer-Orchardist                  Senior Vice President      Retired Owner-Operator
Warm Spring Orchard & Farm          & Cashier                 J. E. Senseney & Sons, Inc.
                                   Bank of Charles Town

Guy Gary Chicchirichi              E. William Johnson         John C. Skinner, Jr.
General Manager                    Professor of Economics     Owner
Guy's Buick-Pontiac-Oldsmobile-    Shepherd College           Nichols and Skinner, L.C.
  GMC Truck, Inc.

Thomas C. G. Coyle                 Charles W. LeMaster        Donald S. Smith
Retired Owner-Operator             President                  Retired President
Riddleberger's Store               Bank of Charles Town       Bank of Charles Town

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in Thousands Except Per Share Data)

                                                   1996          1995           1994          1993          1992
                                                ----------    ----------     ----------    ----------    ----------
Summary of Operations

  Interest income                                $   9 086     $   8 747      $   8 979     $   9 809     $  10 448
  Interest expense                                   3 623         3 591          3 509         3 971         4 667
                                                ----------    ----------     ----------    ----------    ----------
  Net interest income                                5 463         5 156          5 470         5 838         5 781
  Provision for loan losses                            100           125            125           297           565
                                               -----------   -----------    -----------   -----------   -----------
  Net interest income after provision
    for loan losses                                  5 363         5 031          5 345         5 541         5 216
  Non-interest income                                  989           906            939         1 036           836
  Non-interest expense                               4 114         4 078          4 211         4 054         3 780
                                                ----------    ----------     ----------    ----------    ----------
  Income before income taxes                         2 238         1 859          2 073         2 523         2 272
  Income tax expense                                   831           674            742           894           798
                                               -----------   -----------    -----------   -----------   -----------

  Net income                                    $    1 407    $    1 185     $    1 331    $    1 629    $    1 474
                                                ==========    ==========     ==========    ==========    ==========


Per Share Data

  Net income                                   $      2.35   $      1.98     $     2.22    $     2.72    $     2.46
  Cash dividends declared                              .95           .85            .85          1.00           .85
  Book value at period end                           23.70         22.37          21.19         19.88         18.16
  Average shares outstanding                       600 000       600 000        600 000       600 000       600 000


Average Balance Sheet Summary

  Assets                                         $ 124 267     $ 121 638      $ 128 993     $ 126 000     $ 120 770
  Loans                                             73 817        72 440         68 558        69 672        70 703
  Securities                                        36 972        37 682         52 288        48 530        42 311
  Deposits                                         109 709       107 826        115 907       113 885       109 725
  Shareholders' equity                              13 806        13 052         12 393        11 419        10 462


Performance Ratios

  Return on average assets                           1.13%          .97%          1.03%         1.29%         1.22%
  Return on average equity                          10.19%         9.08%         10.74%        14.27%        14.09%
  Dividend payout ratio                             40.43%        42.93%         38.29%        36.76%        34.55%


Capital Ratios

  Leverage ratio                                    11.43%        10.83%          9.61%         9.06%         8.66%
  Risk-based capital ratios
    Tier 1 capital                                  23.21%        20.73%         20.74%        19.76%        17.89%
    Total capital                                   24.47%        21.98%         21.99%        21.02%        19.15%

SCHEDULE 1 - AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE YIELD/RATE

         This schedule is a comparison of interest earning assets and interest bearing liabilities showing average yields or rates derived from average balances and actual income and expenses. Income and rates on tax exempt loans are computed on a tax equivalent basis using a federal tax rate of 34%. Loans placed on nonaccrual status are reflected in the balances.

                                                      1996                                              1995
                                  ----------------------------------------------   -----------------------------------------------
                                      Average            Income/       Average          Average          Income/         Average
                                     Balances            Expense     Yield/Rate        Balances          Expense        Yield/Rate
                                  -------------    -------------     ----------    ---------------    -------------     ----------
ASSETS
Loans
   Taxable                         $ 73 523 500      $ 6 728 084        9.15%         $ 71 946 058      $ 6 532 422        9.08%
   Tax exempt                           293 422           32 836       11.19%              494 410           55 664       11.26%
                                  -------------    -------------                     -------------    -------------
      Total loans                    73 816 922        6 760 920        9.16%           72 440 468        6 588 086        9.09%
                                  -------------      -----------                     -------------      -----------
Taxable securities                   36 971 951        1 899 156        5.14%           37 681 579        1 800 761        4.78%
Securities purchased under
   agreements to resell               8 292 896          437 034        5.27%            6 471 547          376 939        5.82%
                                  -------------     ------------                     -------------     ------------

      Total earning assets          119 081 769      $ 9 097 110       7.64%           116 593 594      $ 8 765 786        7.52%
                                   ------------      ===========                      ------------      ===========

Reserve for loan losses                (986 515)                                          (990 939)
Cash and due from banks               3 475 732                                          3 284 283
Bank premises/equipment,
   net                                1 384 312                                          1 506 591
Other assets                          1 311 661                                          1 244 417
                                   ------------                                      -------------

      Total assets                 $124 266 959                                       $121 637 946
                                   ============                                       ============

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Deposits
   NOW accounts                    $ 15 862 099      $   320 545       2.02%          $ 14 760 237      $   328 734       2.23%
   Money market accounts             16 319 705          409 080       2.51%            19 164 626          523 534       2.73%
   Savings deposits                  23 654 570          691 389       2.92%            23 913 028          853 301       3.57%
   Certificates of deposit           39 986 622        2 202 229       5.51%            36 924 593        1 880 834       5.09%
                                   ------------      -----------                      ------------      -----------
      Total interest
         bearing deposits            95 822 996      $ 3 623 243       3.78%            94 762 484      $ 3 586 403       3.78%
                                   ------------      -----------                      ------------      -----------

Federal funds purchased                     - -              - -         - -                65 470            4 008       6.12%
                                   ------------      -----------                      ------------      -----------
      Total interest
         bearing liabilities         95 822 996      $ 3 623 243       3.78%            94 827 954      $ 3 590 411       3.79%
                                   ------------      -----------                      ============      ===========       =====

Noninterest bearing demand
   deposits                          13 886 051                                         13 063 373
Other liabilities                       751 824                                            694 215
Stockholders' equity                 13 806 088                                         13 052 404
                                   ------------                                      -------------
      Total liabilities and
         stockholders' equity      $124 266 959                                       $121 637 946
                                   ============                                       ============


Net interest spread                                                    3.86%                                              3.73%
Interest expense as a
   percent of average earning assets                                   3.04%                                              3.08%

Net interest margin                                                    4.60%                                              4.44%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL

         Net income in 1996 of $1,407,434 is 19% greater than net income of $1,185,128 in 1995. Total assets decreased slightly to $123,779,866 from $124,043,150 when comparing the 1996 year end to the 1995 year end.

         Management is unaware of any trends, events or uncertainties that would have material effect on liquidity, capital resources or operations. There are no current recommendations by regulatory authorities which if they were to be implemented would have a material effect on the Corporation.



NET INTEREST INCOME

         Net interest income increased to $5,462,702 in 1996 as compared to $5,156,449 in 1995. This is an increase of 6% due to a combination of changes in rates and volumes in loans, securities and deposits.

         A 4% increase in interest income brought the total to $9,085,945 for 1996 compared to $8,746,860 in 1995.

         The average balance of total loans increased for the year and the average rate on loans increased as well. The 3% increase in interest and fees on loans from $6,569,160 in 1995 to $6,749,755 in 1996 was due more to increased volumes in loans rather than increased rates. Year end balances of residential real estate loans and home equity loans have each increased approximately $1,000,000 in 1996 compared to 1995.

         Income on investment securities, securities available for sale and securities purchased under agreements to resell increased 7% in 1996 compared to 1995. The increase in interest income for investment securities and securities available for sale was due more to increased rates since average volumes actually decreased. Increased volume caused the increase in income for securities purchased under agreements to resell since rates actually decreased for these investments.

         Interest expense increased slightly under 1.0% in 1996 to $3,623,243 compared to $3,590,411 in 1995. This slight increase was due to various changes in rates and volumes within the deposit structure.

         Comparing year end balances, total deposits have decreased in 1996 to $108,512,469 compared to $109,789,474 in 1995. However, the average balance for total deposits shows an increase in 1996 to $109,709,047 compared to $107,825,857 in 1995. The average balance for total interest bearing deposits also shows an increase in 1996 to $95,822,996 compared to $94,762,484 in 1995. Average rates for NOW, money market and savings accounts decreased significantly in 1996 compared to 1995, while the average rate for certificate of deposits increased significantly in 1996 compared to 1995. Even with the varying directions of these rate changes for the deposit accounts the average rate of interest for all deposits remained the same at 3.78% in 1996 as in 1995.

         The average rate for the Bank's total earnings assets was 7.64% in 1996, an increase of .12% over the average rate of 7.52% in 1995. The average rate for total interest bearing liabilities decreased .01% to 3.78% in 1996 compared to 3.79% in 1995. The interest spread in 1996 was 3.86% compared to 3.73% in 1995. The net interest margin was 4.60% in 1996 compared to 4.44% in 1995.


SCHEDULE 2 - VOLUME AND RATE ANALYSIS

         This schedule at the top of page 6 analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other. Income and rates on tax exempt loans are computed on a tax equivalent basis using a federal tax rate of 34%. Nonaccruing loans are included in average loans outstanding.

                                                 1996 Compared to 1995                             1995 Compared to 1994
                                    ------------------------------------------------   -------------------------------------------
                                       Change in          Volume         Rate            Change in        Volume           Rate
                                    Income/Expense        Effect         Effect        Income/Expense      Effect         Effect
                                    --------------      -----------   ------------     --------------   ------------   -----------
INTEREST INCOME
   Taxable loans                     $    195 662        $  144 762    $    50 900     $    389 022     $   371 275    $    17 747
   Tax exempt loans                       (22 828)          (22 484)          (344)         (22 697)        (23 388)           691
   Taxable securities                      98 395           (32 807)       131 202         (871 503)       (707 156)      (164 347)
   Securities purchased under
      agreements to resell                 60 095            90 475        (30 380)         264 854         201 818         63 036
                                     ------------        ----------    -----------     ------------     ------------   -----------
         TOTAL                       $    331 324        $  179 946    $   151 378     $   (240 324)    $  (157 451)   $   (82 873)
                                     ------------        ----------    -----------     ------------     ------------   -----------

INTEREST EXPENSE
   NOW accounts                      $     (8 189)       $   31 323    $   (39 512)    $    (34 393)    $     (3 427)  $   (30 966)
   Money market accounts                 (114 454)          (74 183)       (40 271)        (147 529)        (156 958)        9 429
   Savings deposits                      (161 912)           (9 073)      (152 839)        (133 439)        (106 192)      (27 247)
   Certificates of deposit                321 395           161 098        160 297          392 221           24 520       367 701
   Federal funds purchased                 (4 008)           (4 008)            --            4 008            4 008            --
                                     ------------        ----------    ------------    ------------     ------------   -----------
         TOTAL                       $     32 832        $  105 157    $    (72 325)   $     80 868     $   (238 049)  $   318 917
                                     ------------        ----------    ------------    ------------     ------------   -----------

NET INTEREST INCOME                  $    298 492        $   74 789    $   223 703     $   (321 192)    $     80 598   $  (401 790)
                                     ============        ==========    ===========     ============     ============   ===========



NONINTEREST INCOME AND EXPENSE

         Noninterest income (other income) increased 9% to $988,825 in 1996 compared to $905,571 in 1995. The significant change was in service charges on deposit accounts which increased 32% due to increased rates and increased numbers of charges.

         Noninterest expense (other expenses) increased only slightly under 1.0% in 1996 compared to 1995 due in great part to the diligence of officers and staff. Expense reductions showed in deposit insurance, stationery and supplies, and ATM expenses. There were slight increases in salaries and employee benefits, in directors fees due to increased number of payments rather than increased fees, and in other operating expenses which included a net loss on sale of real estate of $94,972.



INTEREST RATE SENSITIVITY

         The table below shows the opportunities the Corporation will have to reprice interest earning assets and interest bearing liabilities as of December 31, 1996. Nonaccrual loans are excluded from these balances.

                                                                         Mature or Reprice
                                    ------------------------------------------------------------------------------------
                                                         After Three
                                                         Months But        After One Year
                                       Within              Within            But Within        After
                                    Three Months        Twelve Months        Five Years      Five Years     Nonsensitive
                                    ------------        -------------      --------------   ------------    ------------
Interest Earning Assets:
   Fixed rate loans                 $ 11 040 981        $ 19 499 396        $ 38 134 893    $    335 891    $        - -
   Floating rate loans                 4 229 029                 - -                 - -             - -             - -
   Securities                          3 999 535          12 007 549          23 939 625             - -         386 800
   Securities purchased under
      agreements to resell             4 800 000                 - -                 - -             - -             - -
                                    ------------        ------------        ------------    ------------    ------------
        Total                       $ 24 069 545        $ 31 506 945        $ 62 074 518    $    335 891    $    386 800
                                    ------------        ------------        ------------    ------------    ------------

Interest Bearing Liabilities:
   Certificates of deposit
      $100,000 and over             $  1 448 539        $  1 588 254        $  1 031 041    $        - -    $         - -
   Other certificates of deposit       7 737 645          17 359 598          10 227 475             - -              - -
   Money market accounts              15 223 554                 - -                 - -             - -              - -
   NOW accounts                              - -                 - -                 - -             - -       16 748 803
   Savings accounts                          - -                 - -                 - -             - -       23 111 062
                                    ------------        ------------        ------------    ------------    -------------
        Total                       $ 24 409 738        $ 18 947 852        $ 11 258 516    $        - -    $  39 859 865
                                    ------------        ------------        ------------    ------------    -------------

Rate Sensitivity Gap                $   (340 193)       $ 12 559 093        $ 50 816 002    $    335 891
                                    ------------        ------------        ------------    ------------

Cumulative Gap                      $   (340 193)       $ 12 218 900        $ 63 034 902    $ 63 370 793
                                    ============        ============        ============    ============

        As of December 31, 1996 the Corporation is almost evenly matched in the first time frame, showing only a slight negative gap. Even matches are the safest positions in the times of rapidly rising or declining rates. The remaining time frames are positively gapped. In the second time frame, the cumulative gap is narrower than in 1995. The continued increase of floating rate loans in 1996 and movement of fixed rate repricing into the first two time frames has helped to narrow the gap in these time frames. The cumulative gaps in the third and fourth time frames are only slightly higher than in 1995.

        The advantages or disadvantages of positive and negative gaps depend totally on the direction in which interest rates are moving. An asset sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining interest rates.



LOAN PORTFOLIO

        Loans at December 31, 1996 and 1995 are summarized below:

                                                      1996            1995
                                                  ------------    ------------

        Commercial, financial and agricultural $ 2 086 241 $ 3 033 160 Real estate:
           Construction and land development         759 619       1 052 659
           Secured by farm land                    1 501 527       1 207 714
           Secured by 1-4 family residential      38 220 730      36 586 317
           Other real estate                      12 124 747      12 295 313
        Consumer                                  18 654 695      18 998 386
        All other                                    177 781         477 625
                                                 -----------     -----------
                                                 $73 525 340     $73 651 174
                                                 ===========     ===========


        Loans have decreased $125,834 when comparing year end totals for 1996 and 1995, while the average balance for total loans increased in 1996 to $73,816,922 compared to $72,440,468 in 1995. The most notable change was an increase of $1,634,413 in residential real estate which included an increase of $995,360 in home equity loans.

        There were no categories of loans that exceeded 10% of outstanding loans at December 31, 1996 which were not disclosed in the table above.


REMAINING MATURITIES OF SELECTED LOANS


                                           Commercial,
                                         Financial and        Real Estate-
                                          Agricultural       Construction
                                         -------------       ------------
        Within one year                    $ 1 748 848        $   677 619
        Variable rate                              - -             82 000
        Fixed rate:
           Over one through five years         317 393                - -
           After five years                     20 000                - -
                                           -----------        -----------
             Total                             337 393                - -
                                           -----------        -----------

             Total maturities              $ 2 086 241        $   759 619
                                           ===========        ===========

ALLOWANCE FOR LOAN LOSSES

         The table shown below is an analysis of the Corporation's allowance for loan losses. Historically, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a quarterly basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Based on experience, the loan policies and the current monitoring program, management believes the loan loss reserve is adequate.

                                                            1996                 1995                1994
                                                       ---------------      ---------------     ------------
         Balance at beginning of period                  $   899 245           $  988 524         $1 040 000
         Charge-offs:
            Commercial, financial and agricultural               - -                  - -                - -
            Real estate - construction                           - -                  - -                - -
            Real estate - mortgage                               - -              148 246            136 084
            Consumer                                          98 124              116 005            106 874
                                                         -----------           ----------         ----------
                Total charge-offs                             98 124              264 251            242 958
                                                         -----------           ----------         ----------
         Recoveries:
            Commercial, financial and agricultural               - -                  - -                - -
            Real estate - construction                           - -                  - -                - -
            Real estate - mortgage                           186 534                  - -             29 683
            Consumer                                          51 092               49 972             36 799
                                                         -----------           ----------         ----------
                Total recoveries                             237 626               49 972             66 482
                                                         -----------           ----------         ----------
         Net charge-offs (recoveries)                       (139 502)             214 279            176 476
         Additions charged to operations                     100 000              125 000            125 000
                                                         -----------           ----------         ----------
         Balance at end of period                        $ 1 138 747           $  899 245         $  988 524
                                                         ===========           ==========         ==========

         Ratio of net charge-offs (recoveries)
            during the period to average loans
             outstanding during the period                 (0.1890)%              0.2958%            0.2574%
                                                           ========               =======            =======


ALLOCATION OF RESERVE FOR LOAN LOSSES

          The following table shows an allocation of the reserve among loan categories based upon analysis of the loan portfolio's composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans. This analysis is recorded each quarter with monitoring procedures where all loans are examined and problem loans and potentially problem loans are highlighted for continued observance.

                                                              1996                                   1995
                                                 --------------------------------       --------------------------------
                                                                    Percent of                             Percent of
                                                                  Loans in Each                          Loans in Each
                                                                   Category to                            Category to
                                                   Reserve         Total Loans            Reserve         Total Loans
                                                 -----------      -------------         -----------      -------------
         Commercial, financial and agricultural  $    10 431           2.84%            $    15 785          4.12%
         Real estate mortgage:
           Construction and land development          53 298           1.04%                 54 763          1.43%
           Secured by farm land                       34 597           2.04%                 33 128          1.64%
           Secured by 1-4 family residential         267 587          51.98%                326 307         49.67%
           Other real estate                         213 675          16.49%                230 294         16.69%
         Consumer                                    129 255          25.37%                123 202         25.80%
         All other                                       889            .24%                  2 389           .65%
         Unallocated                                 429 015           - -                  113 377           - -
                                                 -----------      ----------             ----------      --------
                                                  $1 138 747         100.00%             $  899 245        100.00%
                                                  ==========         =======             ==========        =======

RISK ELEMENTS IN THE LOAN PORTFOLIO


                                                           1996               1995               1994
                                                        ----------         ----------         ----------
         Nonaccrual loans                                $ 285 150          $ 485 150          $     - -
         Restructured loans                                    - -                - -                - -
         Foreclosed properties                                 - -                - -                - -
                                                        ----------         ----------         ----------
             Total nonperforming assets                  $ 285 150          $ 485 150         $      - -
                                                        ==========         ==========         ==========

         Loans past due 90 days accruing interest        $     - -          $     - -         $  439 076
                                                        ==========         ==========         ==========

         Reserve for loan losses to period end loans         1.55%              1.22%              1.41%
         Nonperforming assets to period end loans and
           foreclosed properties                              .39%               .66%               .00%

         Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

         Impaired loans excluded from nonperforming assets amounted to $407,422 and $417,228 at December 31, 1996 and 1995, respectively.

         At December 31, 1996, other potential problem loans totaled $59,462. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.



SECURITIES PORTFOLIO

         In accordance with FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Corporation records securities being held to maturity at amortized cost and securities available for sale at fair value. The effect of unrealized gains and losses, net of tax effects, are recognized in stockholders' equity. The Corporation does not have any derivative financial instruments.

         The schedule below summarizes the book value of the portfolio by maturity classifications and shows the weighted average yield in each group.

                                                                            Weighted                             Weighted
                                                          1996               Average            1995              Average
                                                       Book Value             Yield          Book Value            Yield

Securities held to maturity
   U.S. Treasury securities and securities
     of U.S. Government agencies:
       Maturing within one year                       $ 7 993 959              5.33%         $17 999 931           4.37%
       Maturing after one year but
         within five years                             18 003 062              5.92%           7 985 877           5.33%
                                                      -----------                            -----------
           Total securities held to maturity          $25 997 021                            $25 985 808
                                                      ===========                            ===========

Securities available for sale
   U.S. Treasury securities and securities
     of U.S. government agencies:
       Maturing within one year                       $ 8 013 125               5.14%        $       - -            - -
       Maturing after one year but
         within five years                              5 936 563               5.55%                - -            - -
   Equity securities                                      386 800                - -             367 900            - -
                                                      -----------                            -----------
           Total securities available for sale        $14 336 488                            $   367 900
                                                      ===========                            ===========

           Total securities                           $40 333 509                            $26 353 708
                                                      ===========                            ===========

DEPOSITS

          Detail of average deposit information using average balances and average rates is found in Schedule 1 on page 4. The 1996 average balance for certificates is approximately $3,000,000 higher than the 1995 balance even though the year end balances are similar. The 1996 average balance for NOW accounts shows a slightly greater than $1,000,000 increase over 1995. The only notable change in the comparison of year end deposit structure in 1996 with 1995 is the reduction of money market deposits by about $2,000,000. This reduction also shows in comparing the average balance for 1996 and 1995.

          At December 31, 1996, certificates of deposit of $100,000 or more were 3.7% of total deposits compared with 4.3% at December 31, 1995. Maturities of certificates of deposit of $100,000 or more at December 31, 1996 are as follows:

               Within three months                     $1 448 538
               Over three through six months              812 049
               Over six months through twelve months      776 205
               Over twelve months                       1 031 041
                                                       ----------

                  Total                                $4 067 833
                                                       ==========



ANALYSIS OF CAPITAL

          The adequacy of the Corporation's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Corporation's asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

          The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Corporation had a ratio of total capital to risk-weighted assets of 24.47% at December 31, 1996 and a ratio of Tier 1 capital to risk-weighted assets of 23.21%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                                                 1996                  1995
                                             ------------          ------------
         Tier 1 capital:
            Common stock                      $   600 000           $   600 000
            Surplus                             5 400 000             5 400 000
            Retained earnings                   8 260 037             7 422 603
                                              -----------           -----------
         Total tier 1 capital                 $14 260 037           $13 422 603
         Tier 2 capital:
            Allowance for loans losses (1)        772 445               810 495
                                              -----------           -----------

         Total risk-based capital             $15 032 482           $14 233 098
                                              ===========           ===========

         Risk-weighted assets                 $61 429 313           $64 750 821
                                              ===========           ===========

         Capital ratios:
            Tier 1 risk-based capital ratio      23.21%                20.73%
            Total risk-based capital ratio       24.47%                21.98%
            Leverage ratio                       11.43%                10.83%

            (1) Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

          Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. This could also be termed the management of the cash flows of an organization. Liquid assets include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's liquidity during 1996 (aside from borrowing capabilities) is detailed in the statement of cash flows included in the financial statements. Operating cash flows are derived from net income adjusted for items that do not involve cash. Cash flows from investing activities include maturity of securities, payments on and maturities of loans and proceeds from sales of real estate and equipment. Cash flows from financing activities include increases in any deposit accounts. As a result of the Corporation's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

          At December 31, 1996, cash and due from banks, securities purchased under agreements to resell, and loans and investments maturing within one year were $58,977,001.

          Borrowing capabilities provide additional liquidity. The Subsidiary Bank maintains a federal funds line of $5,000,000 with NationsBank, N.A. The Subsidiary Bank is also a member of the Federal Home Loan Bank of Pittsburgh and has short and/or long-term borrowing capabilities of approximately $39,000,000. The Subsidiary Bank did not use either of these sources during 1996.



ACCOUNTING RULE CHANGES

           FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June, 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

           FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

           The effects of these Statements on the Corporation's consolidated financial statements are not expected to be material.

                               [GRAPHIC OMITTED]

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Potomac Bancshares, Inc. and Subsidiary
Charles Town, West Virginia



       We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

       As discussed in Note 1 and Note 12, the Corporation changed its method of accounting for certain benefits provided for retired employees to adopt provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1995.



YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
February 5, 1997

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995





          ASSETS                                                           1996                   1995
                                                                      ---------------        --------------
Cash and due from banks (Note 9)                                        $  3 400 511          $  3 396 312
Securities (fair value:  1996, $40,330,863; 1995,
   $26,307,412) (Note 2)                                                  40 333 509            26 353 708
Securities purchased under agreements to resell                            4 800 000            18 700 000
Loans (Note 3)                                                            73 525 340            73 651 174
   Reserve for loan losses (Note 4)                                       (1 138 747)             (899 245)
                                                                        ------------          ------------
          Net loans                                                       72 386 593            72 751 929
Premises and equipment, net (Note 5)                                       1 254 393             1 444 027
Accrued interest receivable                                                1 021 216               777 510
Other assets                                                                 583 644               619 664
                                                                        ------------          ------------

          Total Assets                                                  $123 779 866          $124 043 150
                                                                        ============          ============



          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits (Note 6):
     Noninterest bearing                                                $ 14 036 498          $ 13 847 626
     Interest bearing                                                     94 475 971            95 941 848
                                                                        ------------          ------------
          Total Deposits                                                $108 512 469          $109 789 474
   Accrued interest payable                                                  326 044               346 240
   Other liabilities                                                         722 116               484 833
   Commitments and contingent liabilities (Notes 9 and 11)                       - -                   - -
                                                                        ------------          ------------
          Total Liabilities                                             $109 560 629          $110 620 547
                                                                        ------------          ------------

STOCKHOLDERS' EQUITY
   Common stock, $1 per share par value; 5,000,000 shares
     authorized; 600,000 shares issued and outstanding (Note 1)         $    600 000          $    600 000
   Surplus                                                                 5 400 000             5 400 000
   Undivided profits (Note 10)                                             8 260 037             7 422 603
   Unrealized gain (loss) on securities available for sale, net              (40 800)                  - -
                                                                        ------------          ------------
          Total Stockholders' Equity                                    $ 14 219 237          $ 13 422 603
                                                                        ------------          ------------

          Total Liabilities and Stockholders' Equity                    $123 779 866          $124 043 150
                                                                        ============          ============


See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994

                                                      1996           1995           1994
                                                   ----------     ----------     ----------
Interest Income:
  Interest and fees on loans                       $6 749 755     $6 569 160     $6 195 118
  Interest on investment securities
      Taxable                                       1 213 709      1 594 544      1 919 333
  Interest and dividends on securities
    available for sale
      Taxable                                         661 125        181 570        728 953
      Dividends                                        24 322         24 647         23 978
  Interest on securities purchased under
    agreements to resell                              437 034        376 939        112 085
                                                   ----------     ----------     ----------

          Total Interest Income                    $9 085 945     $8 746 860     $8 979 467
                                                   ----------     ----------     ----------

Interest Expense:
  Interest on deposits (Note 6)                    $3 623 243     $3 586 403     $3 509 543
  Interest on federal funds purchased                     - -          4 008            - -
                                                   ----------     ----------     ----------

          Total Interest Expense                   $3 623 243     $3 590 411     $3 509 543
                                                   ----------     ----------     ----------

          Net Interest Income                      $5 462 702     $5 156 449     $5 469 924

Provision for Loan Losses (Note 4)                    100 000        125 000        125 000
                                                   ----------     ----------     ----------

          Net Interest Income after
                 Provision for Loan Losses         $5 362 702     $5 031 449     $5 344 924
                                                   ----------     ----------     ----------

Other Income:
  Trust and financial services                     $  460 053     $  446 000     $  425 993
  Service charges on deposit accounts                 318 062        240 529        240 162
  Fees for other customer services                    181 980        192 857        218 844
  Other operating income                               28 730         26 185         53 633
                                                   ----------     ----------     ----------

          Total Other Income                       $  988 825     $  905 571     $  938 632
                                                   ----------     ----------     ----------

Other Expenses:
  Salaries and employee benefits (Notes 7 and 12)  $2 468 762     $2 370 054     $2 343 443
  Net occupancy expense of premises                   203 033        213 891        211 705
  Furniture and equipment expenses                    300 211        283 546        322 112
  Deposit insurance                                     2 000        128 478        261 671
  Stationery and supplies                             106 810        108 279        107 936
  Directors fees                                      105 700         98 910        121 055
  ATM expenses                                        105 445        108 645         98 901
  Other operating expenses                            821 555        766 047        744 138
                                                   ----------     ----------     ----------

          Total Other Expenses                     $4 113 516     $4 077 850     $4 210 961
                                                   ----------     ----------     ----------

          Income before Income Tax Expense         $2 238 011     $1 859 170     $2 072 595

Income Tax Expense (Note 8)                           830 577        674 042        741 627
                                                   ----------     ----------     ----------

          Net Income                               $1 407 434     $1 185 128     $1 330 968
                                                   ==========     ==========     ==========

Earnings Per Share, net income                     $     2.35     $     1.98     $     2.22
                                                   ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

                                                                                            Unrealized
                                                                                          Gain (Loss) on
                                                                                            Securities
                                           Common                          Undivided       Available for
                                            Stock          Surplus          Profits          Sale, Net           Total
                                         -----------     -----------     -------------    --------------     -------------
Balances, December 31, 1993                $600 000       $5 400 000       $5 926 507        $    - -         $11 926 507
   Net income - 1994                            - -              - -        1 330 968             - -           1 330 968
   Cash dividends - 1994
     ($.85 per share)                           - -              - -         (510 000)            - -            (510 000)
   Net unrealized gain (loss) on
     securities available for sale,
     net of deferred income taxes
     of $16,095                                 - -              - -              - -         (31 242)            (31 242)
                                           --------       ----------       ----------        --------         -----------
Balances, December 31, 1994                $600 000       $5 400 000       $6 747 475        $(31 242)        $12 716 233
   Net income - 1995                            - -              - -        1 185 128             - -           1 185 128
   Cash dividends - 1995
     ($.85 per share)                           - -              - -         (510 000)            - -            (510 000)
   Change in net unrealized gain
     (loss) on securities available
     for sale, net of deferred
     income taxes of $16,095                    - -              - -              - -          31 242              31 242
                                           --------       ----------       ----------        --------         -----------
Balances, December 31, 1995                $600 000       $5 400 000       $7 422 603        $    - -         $13 422 603
  Net income - 1996                             - -              - -        1 407 434             - -           1 407 434
  Cash dividends - 1996
    ($.95 per share)                            - -              - -         (570 000)            - -            (570 000)
  Change in net unrealized gain
     (loss) on securities available
     for sale, net of deferred
     income taxes of $21,018                    - -              - -              - -         (40 800)            (40 800)
                                           --------       ----------       ----------        --------         -----------

Balances, December 31, 1996                $600 000       $5 400 000       $8 260 037        $(40 800)        $14 219 237
                                           ========       ==========       ==========        ========         ===========


See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994

                                                                        1996                 1995                   1994
                                                                   --------------       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $  1 407 434          $ 1 185 128            $ 1 330 968
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                         100 000              125 000                125 000
       Depreciation                                                      181 424              170 739                218 066
       Amortization                                                       12 282               12 282                  5 118
     Deferred income taxes (credits)                                     (88 111)              32 425                (13 285)
     Discount accretion and premium amortization
       on securities, net                                                 27 060                2 699                 56 964
     Loss on sale of equipment                                               - -                  - -                 23 465
     (Gain) loss on sale of real estate                                   94 972                  - -                (27 300)
     Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable               (243 706)             205 896                166 207
       (Increase) decrease in other assets                                15 002              (81 153)                47 433
       Increase (decrease) in accrued interest payable                   (20 196)              22 514                (29 767)
       Increase in other liabilities                                     237 283               70 045                 66 551
                                                                    ------------          -----------            -----------
         Net cash provided by operating activities                  $  1 723 444          $ 1 745 575            $ 1 969 420
                                                                    ------------          -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities                  $ 18 000 000          $12 000 000            $10 000 000
   Proceeds from maturity of securities available for sale                   - -            6 019 900              7 000 000
   Purchases of investment securities                                (17 996 884)                 - -             (8 983 808)
   Purchases of securities available for sale                        (14 071 795)                 - -               (997 812)
   Net (increase) decrease in loans                                      265 336           (3 803 937)            (1 766 380)
   Purchases of premises and equipment                                  (318 897)             (45 330)              (106 220)
   Proceeds from sale of real estate                                     350 000                  - -                327 500
   Proceeds from sale of equipment                                           - -                  - -                 40 825
                                                                    ------------          -----------            -----------
         Net cash provided by (used in) investing activities        $(13 772 240)         $14 170 633            $ 5 514 105
                                                                    ------------          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in demand deposits, NOW accounts
     and savings accounts                                           $ (1 218 507)         $(5 428 878)           $(2 188 166)
   Net increase (decrease) in certificates of deposit                    (58 498)           5 994 395             (5 207 449)
   Cash dividends                                                       (570 000)            (510 000)              (510 000)
                                                                    ------------          -----------            -----------
            Net cash provided by (used in) financing activities     $ (1 847 005)         $    55 517            $(7 905 615)
                                                                    ------------          -----------            -----------

            Increase (decrease) in cash and cash equivalents        $(13 895 801)         $15 971 725            $  (422 090)

CASH AND CASH EQUIVALENTS
   Beginning                                                          22 096 312            6 124 587              6 546 677
                                                                    ------------          -----------            -----------

   Ending                                                           $  8 200 511          $22 096 312            $ 6 124 587
                                                                    ============          ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
     Cash payments for:
       Interest                                                     $  3 643 439          $ 3 567 897            $ 3 539 310
                                                                    ============          ===========            ===========

       Income taxes                                                 $    806 431          $   532 749            $   807 942
                                                                    ============          ===========            ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Other real estate acquired in settlement of loans              $        - -          $   108 000            $   300 200
                                                                    ============          ===========            ===========

     Other assets acquired in settlement of loans                   $        - -          $       - -            $    64 290
                                                                    ============          ===========            ===========

     Loans made on sale of real estate                              $    291 000          $       - -            $       - -
                                                                    ============          ===========            ===========

     Unrealized gain (loss) on securities available for sale        $    (61 818)         $    47 337            $   (47 337)
                                                                    ============          ===========            ===========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Banking Activities and Significant Accounting Policies

         Potomac Bancshares, Inc. and Subsidiary (the Corporation) grant commercial, financial, agricultural, residential and consumer loans to customers, primarily in Jefferson County, West Virginia. The Corporation's market area also includes Washington County and Frederick County, Maryland; Loudoun County and Clarke County, Virginia; and Berkeley County, West Virginia. The loan portfolio is well diversified and loans generally are collaterized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

         The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant policies.

           Principles of Consolidation

             The consolidated financial statements of Potomac Bancshares, Inc. and its wholly-owned subsidiary, Bank of Charles Town (the Bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

           Securities

             Investments are classified in three categories and accounted for as follows:

             a.   Securities Held to Maturity

                  Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

             b.   Securities Available for Sale

                  Securities classified as available for sale are those debt and equity securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

             c.   Trading Securities

                  Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation had no trading securities at December 31, 1996 and 1995.

           Loans

             Loans are stated at the amount of unpaid principal reduced by a reserve for possible loan losses. Interest income on loans is computed on the loan balance outstanding. Loans are charged off when in the opinion of management, they are deemed to be uncollectible after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

           Reserve for Loan Losses

             The reserve for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the reserve is based on management's evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Reserves for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The reserve is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the reserves relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related reserve may change in the near term.

             For federal income tax purposes, the Corporation deducts the maximum amount allowable under current income tax regulations.

           Premises and Equipment

             Premises  and  equipment  are  stated  at  cost  less   accumulated
             depreciation.   Depreciation   is   computed   primarily   on   the
             straight-line and declining-balance methods.

             Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

           Other Real Estate

             Real estate acquired by foreclosure is carried at the lower of cost or fair market value, adjusted for anticipated selling expenses.

           Pension Plan

             The Corporation has a noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements. The Corporation computes the net periodic pension cost of the plan in accordance with Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions."

           Earnings and Dividends Per Share

             Earnings and dividends per share of common stock are based on the weighted average number of shares outstanding during each year.

           Income Taxes

             Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

           Cash and Cash Equivalents

             For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and securities
             purchased  under  agreements  to  resell.   Generally,   securities
             purchased under agreements to resell are purchased and sold for one-day periods.

           Trust Division

             Securities and other property held by the Trust Division in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying financial statements.

           Postretirement Benefits

             The Corporation sponsors a postretirement life insurance plan covering retirees with 25 years of service over the age of 60 and health care plan for all retirees and six current employees that have met certain eligibility requirements. The Corporation computes the net periodic postretirement benefit cost of the plan in accordance with Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

           Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Note 2.  Securities

         The amortized cost and fair value of securities being held to maturity as of December 31, 1996 and 1995, are as follows:

                                                                                1996
                                                    ---------------------------------------------------------------
                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized            Fair
                                                        Cost           Gains           (Losses)            Value
                                                    -----------      ----------       ----------        -----------
         U.S. Treasury securities                   $14 005 278        $24 951        $ (42 416)        $13 987 813
         Obligations of U.S. Government agencies     11 991 743         20 692           (5 873)         12 006 562
                                                    -----------      ----------       ----------        -----------
                                                    $25 997 021        $45 643        $ (48 289)        $25 994 375
                                                    ===========      ==========       ==========        ===========

                                                                              1995
                                                    ---------------------------------------------------------------
                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized            Fair
                                                        Cost           Gains           (Losses)             Value
                                                    -----------      ----------       ----------        -----------
         U.S. Treasury securities                   $15 986 120        $63 651        $ (41 334)        $16 008 437
         Obligations of U.S. Government agencies      9 999 688            625          (69 238)          9 931 075
                                                    -----------      ----------       ----------        -----------
                                                    $25 985 808        $64 276        $(110 572)        $25 939 512
                                                    ===========      ==========       ==========        ===========


         The amortized cost and fair value of the securities being held to maturity as of December 31, 1996, by contractual maturity, are shown below:
                                                   Amortized          Fair
                                                      Cost           Value
                                                  -----------      -----------
         Due in one year or less                  $ 7 993 959      $ 8 007 931
         Due after one year through five years     18 003 062       17 986 444
                                                  -----------      -----------
                                                  $25 997 021      $25 994 375
                                                  ===========      ===========


         There were no sales of securities being held to maturity during 1996, 1995 and 1994.

         Securities being held to maturity with a carrying value of $6,988,229 and $8,987,672 at December 31, 1996 and 1995, were pledged to secure public funds and other balances as required by law.

         The amortized cost and fair value of securities available for sale as of December 31, 1996 and 1995 are as follows:

                                                                                  1996
                                                   ------------------------------------------------------------------
                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized            Fair
                                                       Cost             Gains           (Losses)             Value
                                                   -----------        ----------       ----------         -----------
             U.S. Treasury securities              $14 011 506         $ 12 389         $(74 207)         $13 949 688
             Federal Home Loan Bank stock              386 800              - -              - -              386 800
                                                   -----------        ----------       ----------         -----------
                                                   $14 398 306         $ 12 389         $(74 207)         $14 336 488
                                                   ===========        ==========       ==========         ===========


                                                                                  1995
                                                   ------------------------------------------------------------------
                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized            Fair
                                                       Cost             Gains           (Losses)             Value
                                                   -----------        ----------       -----------        -----------
             Federal Home Loan Bank stock          $   367 900         $    - -         $    - -          $   367 900
                                                   ===========        ==========       ===========        ===========

         The amortized cost and fair value of the securities available for sale as of December 31, 1996, by contractual maturity, are shown below:

                                                          Amortized         Fair
                                                             Cost           Value
                                                          -----------    -----------
                   Due in one year or less                $ 8 032 958    $ 8 013 125
                   Due after one year through five years    5 978 548      5 936 563
                   Other                                      386 800        386 800
                                                          -----------    -----------
                                                          $14 398 306    $14 336 488
                                                          ===========    ===========

         There were no sales of securities available for sale during 1996, 1995 and 1994.

         Securities available for sale with a carrying value of $1,986,250 and $-0- at of December 31, 1996 and 1995, were pledged to secure public funds and other balances as required by law.



Note 3.  Loans and Related Party Transactions

         The loan portfolio is composed of the following:

                                                                       December 31
                                                            -----------------------------------
                                                                 1996                  1995
                                                            --------------        -------------
           Real estate loans:
              Construction and land development              $   759 619            $ 1 052 659
              Secured by farm land                             1 501 527              1 207 714
              Secured by 1-4 family residential               38 220 730             36 586 317
              Other real estate loans                         12 124 747             12 295 313
            Loans to farmers (except those secured by
              real estate)                                       229 022                650 275
            Commercial and industrial loans (except those
              secured by real estate)                          1 857 219              2 382 885
            Loans to individuals for personal expenditures    18 654 695             18 998 386
            All other loans                                      177 781                477 625
                                                             -----------            -----------
                                                             $73 525 340            $73 651 174
                                                             ===========            ===========

         The Securities and Exchange Commission requires disclosure of loans which exceed $60,000 to executive officers and directors of the Corporation or to their associates. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risk. At December 31, 1996 and 1995, these loans totaled $265,715 and $355,806 respectively. During 1996, total principal additions were $96,700 and total principal payments were $186,791.



Note 4.  Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses for 1996, 1995 and 1994:

                                                        1996              1995               1994
                                                    ------------      ------------       ------------
           Balance at beginning of year              $  899 245         $ 988 524         $1 040 000
           Provision charged to operating expense       100 000           125 000            125 000
           Recoveries added to the reserve              237 626            49 972             66 482
           Loan losses charged to the reserve           (98 124)         (264 251)          (242 958)
                                                     ----------         ---------         ----------
           Balance at end of year                    $1 138 747         $ 899 245         $  988 524
                                                     ==========         =========         ==========

         Information about impaired loans as of and for the years ended December 31, 1996 and 1995 are as follows:

                                                                      1996            1995
                                                                  -----------     ------------
           Impaired loans for which a reserve has been provided     $407 422        $617 228
           Impaired loans for which no reserve has been provided         - -             - -
                                                                    --------        --------
             Total impaired loans                                   $407 422        $617 228
                                                                    ========        ========

           Reserve provided for impaired loans, included in the
              reserve for loan losses                               $203 711        $268 614

           Average balance in impaired loans                        $472 292        $522 457

           Interest income recognized                               $ 36 125        $ 44 107


         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at December 31, 1996 and 1995. If interest on these loans had been accrued, such income would have approximated $28,494 in 1996 and $8,820 in 1995.



Note 5.  Premises and Equipment, Net

         Premises and equipment consists of the following:


                                                  December 31
                                           ---------------------------
                                               1996           1995
                                           ------------   ------------

           Premises                         $1 811 852     $2 146 531
           Furniture and equipment           2 111 224      1 952 876
                                            ----------     ----------
                                            $3 923 076     $4 099 407
           Less accumulated depreciation     2 668 683      2 655 380
                                            ----------     ----------
                                            $1 254 393     $1 444 027
                                            ==========     ==========


         Depreciation included in operating expense for 1996, 1995 and 1994, was $181,424, $170,739 and $218,066, respectively.



Note 6.  Deposits

         Deposits outstanding at December 31, 1996, 1995 and 1994, and the related interest expense for the years then ended are summarized as follows:

                                              1996                          1995                           1994
                                    -------------------------     -------------------------      --------------------------
                                       Amount        Expense         Amount        Expense          Amount         Expense
                                    ------------   ----------     ------------   ----------      ------------    ----------
         Noninterest bearing        $ 14 036 498   $      - -     $ 13 847 626   $      - -      $ 13 295 845    $      - -
                                    ------------   ----------     ------------    ---------      ------------    ----------
         Interest bearing:
           NOW accounts             $ 16 748 803   $  320 545     $ 15 996 973   $  328 734      $ 14 875 986    $  363 127
           Money market accounts      15 223 555      409 080       17 182 177      523 534        21 271 806       671 063
           Savings deposits           23 111 062      691 389       23 311 649      853 301        26 323 667       986 740
           Certificates of deposit:
            Less than $100,000        35 324 718    1 932 641       34 757 455    1 643 457        30 265 501     1 303 414
            $100,000 and more          4 067 833      269 588        4 693 594      237 377         3 191 152       185 199
                                    ------------   ----------     ------------   ----------      ------------    ----------

              Total interest
                bearing             $ 94 475 971   $3 623 243     $ 95 941 848   $3 586 403      $ 95 928 112    $3 509 543
                                    ------------   ----------     ------------   ----------      ------------   ------------

              Total deposits        $108 512 469   $3 623 243     $109 789 474   $3 586 403      $109 223 957    $3 509 543
                                    ============   ==========     ============   ==========      ============    ==========

Note 7.  Defined Benefit Pension Plan

         The amount charged to expense for the Corporation's pension plan totaled $97,032, $93,508 and $93,106 for the years ended December 31, 1996, 1995 and 1994, respectively. The components of the pension cost charged against expense for 1996, 1995 and 1994 consisted of the following:

                                                                    1996          1995          1994
                                                                 ----------    ----------   -----------
               Service cost                                       $133 596     $ 114 859    $ 120 976
               Interest cost on projected benefit obligation       200 942       182 585      179 141
               Actual return on plan assets                       (217 359)     (183 789)    (186 864)
               Net amortization and deferral                       (20 147)      (20 147)     (20 147)
                                                                 ----------    -----------  -----------
                                                                  $ 97 032     $  93 508    $  93 106
                                                                 ==========    ===========  ===========

         The following table sets forth the plan's funded status as of October 31, 1996 and 1995 and the amount recognized in the accompanying balance sheets as of December 31, 1996 and 1995.

                                                                       1996           1995
                                                                   -----------    -----------
               Actuarial present value of benefit obligations:
                 Vested benefits                                   $ 1 921 000    $ 1 849 000
                                                                   ===========    ===========

                 Accumulated benefits                              $ 2 072 000    $ 1 978 000
                                                                   ===========    ===========

               Projected benefits                                  $(2 866 017)   $(2 733 720)
               Plan assets at fair value                             2 888 800      2 601 639
                                                                   -----------    -----------
               Funded status                                       $    22 783    $  (132 081)
               Unrecognized net (gain)                                (289 685)       (17 642)
               Unrecognized net (asset)                               (177 849)      (198 151)
               Unrecognized prior service cost                           1 645          1 800
                                                                   -----------    -----------

                 Liability on balance sheet                        $  (443 106)   $  (346 074)
                                                                   ===========    ===========

         The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations were 7.75% and 6.0% at October 31, 1996. The expected long-term rate of return on plan assets was 8.5%.



Note 8.  Income Taxes

         Net deferred tax assets consist of the following components as of December 31, 1996 and 1995:


                                                      1996           1995
                                                   ----------     ----------
              Deferred tax assets:
                Reserve for loan losses             $ 231 845      $ 197 844
                Accrued pension expense               150 656        117 665
                Securities available for sale          21 018            - -
                Accrued postretirement benefits        23 999          9 988
                Nonaccrual interest                    12 687          4 741
                                                   ----------     ----------
                                                    $ 440 205      $ 330 238
                                                    ---------      ---------
              Deferred tax liabilities:
                Premises                            $  25 932      $  24 670
                Other                                   1 186          1 610
                                                   ----------     ----------
                                                    $  27 118      $  26 280
                                                    ---------      ---------

                      Net deferred tax assets       $ 413 087      $ 303 958
                                                    =========      =========


         The provision for income taxes charged to operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                      1996           1995            1994
                                                   ----------     ----------      ----------
              Current tax expense                   $ 918 688      $ 641 617       $ 754 912
              Deferred tax expense (benefit)          (88 111)        32 425         (13 285)
                                                   ----------     ----------      ----------
                                                    $ 830 577      $ 674 042       $ 741 627
                                                   ==========     ==========      ==========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 due to the following:

                                                                       1996              1995             1994
                                                                    ----------        ----------       ----------
           Computed "expected" tax expense                           $760 924          $632 118         $704 682
           Increase (decrease) in income taxes resulting from:
             Tax exempt interest income                                (6 809)          (11 544)         (16 371)
             State income taxes, net of federal income tax benefit     74 544            51 461           51 574
             Other                                                      1 918             2 007            1 742
                                                                    ----------        ----------       ----------
                                                                     $830 577          $674 042         $741 627
                                                                    ==========        ==========       ==========


Note 9.  Commitments and Contingent Liabilities

         In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate losses as a result of these transactions.

         See   Note   11   with   respect   to   financial    instruments   with
         off-balance-sheet risk.

         The Corporation has approximately $1,200,230 in deposits in another financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 1996.



Note 10. Retained Earnings

         Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 1996, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $2,410,776 or 17.0% of the consolidated net assets.



Note 11. Financial Instruments With Off-Balance-Sheet Risk

         The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         A summary of the contract or notional amount of the Corporation's exposure to off-balance-sheet risk as of December 31, 1996 and 1995, is as follows:
                                                        1996         1995
                                                     ----------   ----------
             Financial instruments whose contract
               amounts represent credit risk:
                   Commitments to extend credit      $9 234 952   $7 707 163
                   Standby letters of credit            145 777      184 080


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

          Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds real estate as collateral supporting those commitments for which collateral is deemed necessary. No collateral was held for commitments as of December 31, 1996.



Note 12.  Postretirement Benefits

          The Corporation sponsors a postretirement life insurance plan covering retirees with 25 years of service over the age of 60 and health care plan for all retirees and six current employees that have met certain eligibility requirements. The plan is contributory for future retirees, with retiree contributions that are currently set at 20% of the required premium. Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for its share of the costs of those benefits. Under that Statement, the Corporation's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Corporation's unfunded cost that existed at January 1, 1995 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2014. Prior to 1995, the Corporation expensed its share of costs as they were paid.

          Net periodic postretirement benefit cost included the following components for the years ended December 31, 1996 and 1995:

                                                          1996                   1995
                                                    -----------------      -----------------
                                                    Medical    Life        Medical     Life
                                                    -------   -------      -------   -------
            Service cost benefits attributable to
              service during the year               $ 2 237   $ 3 788      $ 1 641   $ 4 163
            Interest on accumulated postretirement
              benefit obligation                     23 824    14 655       18 333     9 860
            Amortization of transition obligation    12 298     7 372       11 458     5 954
                                                    -------   -------      -------   -------

                                                    $38 359   $25 815      $31 432   $19 977
                                                    =======   =======      =======   =======


          Postretirement benefit cost recognized in 1994 under the Corporation's prior accounting policy was $21,480.

          The following table sets forth the plan's funded status reconciled with the obligation recognized in the accompanying balance sheets at December 31, 1996 and 1995:

                                                                    1996                         1995
                                                           ----------------------      -----------------------
                                                             Medical       Life          Medical        Life
                                                           ---------    ---------      ---------     ---------
               Accumulated postretirement
                  benefit obligation:
                    Retirees                               $ 213 057    $  77 934      $ 206 424     $  78 294
                    Other fully eligible participants         72 733       24 101         42 711        22 661
                    Other active participants                    - -       34 196            - -        32 150
                                                           ---------    ---------      ---------     ---------

                                                           $ 285 790    $ 136 231      $ 249 135     $ 133 105
                                                           =========    =========      =========     =========
               Plan assets:
                  Accumulated postretirement benefit
                    obligation in excess of plan assets    $ 285 790    $ 136 231      $ 249 135     $ 133 105
                  Unrecognized transition obligation         206 245)    (107 174)      (217 703)     (113 128)
                  Net amortization and deferral              (10 114)      16 735            - -           - -
                  Accumulated premium payments for retirees  (31 485)     (13 152)       (15 622)       (6 410)
                                                           ---------    ---------      ---------     ---------

                     Obligation included on balance sheet  $  37 946    $  32 640     $   15 810     $  13 567
                                                           =========    =========     ==========     =========


          For measurement purposes, a 10 percent annual rate of increase in per capita health care costs of covered benefits was assumed for 1996 and 1995, with such annual rate of increase gradually declining to 5 percent in 2011. If assumed health care cost trend rates were increased by 1 percentage point in each year, the accumulated postretirement benefit obligation at December 31, 1996 would be increased by $35,064 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 would be increased by $3,261.

          The weighted average discount rate used in estimating the accumulated postretirement benefit obligation was 8%.

Note 13.  Disclosures About Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash and Short-Term Investments

               For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

            Securities

               For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

            Loans

               For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

            Deposit Liabilities

               The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

            Off-Balance Sheet Financial Instruments

               The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

            At December 31, 1996 and 1995, the carrying amounts and fair values of loan commitments and standby-letters of credit were immaterial.

            The estimated fair values of the Corporation's financial instruments are as follows:

                                                        1996                          1995
                                               ----------------------       -----------------------
                                               Carrying        Fair         Carrying         Fair
                                                Amount         Value          Amount         Value
                                               --------      --------       --------       --------
                                                   (in thousands)                (in thousands)
            Financial assets:
               Cash                            $  3 401      $  3 401       $  3 396       $  3 396
               Securities purchased under
                 agreements to resell             4 800         4 800         18 700         18 700
               Securities                        40 334        40 331         26 354         26 307
               Loans                             73 525        72 103         73 651         68 970
               Less:  reserve for loan losses    (1 139)          - -           (899)           - -
                                               --------      --------       --------       --------
                    Total financial assets     $120 921      $120 635       $121 202       $117 373
                                               ========      ========       ========       ========

            Financial liabilities:
               Deposits                        $108 512      $108 479       $109 789       $109 855
                                               ========      ========       ========       ========



Note 14.  Derivative Financial Instruments

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

Note 15.  Regulatory Matters

          The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Corporation meets all capital adequacy requirements to which it is subject.

          As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Corporation's actual capital amounts and ratios are also presented in the table.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                               Actual             Adequacy Purposes          Action Provisions
                                         ------------------      --------------------       --------------------
                                          Amount     Ratio        Amount       Ratio         Amount       Ratio
                                         -------    -------      --------     -------       --------     -------
                                                                (Amount in Thousands)
          As of December 31, 1996:
            Total capital (to risk-
              weighted assets):
               Consolidated              $15 032     24.47%       >$4 914       >8.0%                N/A
                                                                  -             -
               Bank of Charles Town      $14 959     24.37%       >$4 911       >8.0%        >$6 139      >10.0%
                                                                  -             -            -            -
            Tier 1 capital (to risk-
              weighted assets):
               Consolidated              $14 260     23.21%       >$2 457       >4.0%                N/A
                                                                  -             -
               Bank of Charles Town      $14 187     23.11%       >$2 455       >4.0%        >$3 683       >6.0%
                                                                  -             -            -             -
            Tier 1 capital (to
              average assets):
               Consolidated              $14 260     11.43%       >$4 989       >4.0%                N/A
                                                                  -             -
               Bank of Charles Town      $14 187     11.38%       >$4 987       >4.0%        >$6 234       >5.0%
                                                                  -             -            -             -


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                               Actual             Adequacy Purposes          Action Provisions
                                         ------------------      --------------------       --------------------
                                          Amount     Ratio        Amount       Ratio         Amount       Ratio
                                         -------    -------      --------     -------       --------     -------
                                                                (Amount in Thousands)
          As of December 31, 1995:
            Total capital (to risk-
              weighted assets):
               Consolidated              $14 233     21.98%       >$5 180       >8.0%                N/A
                                                                  -             -
               Bank of Charles Town      $14 135     21.84%       >$5 177       >8.0%        >$6 472      >10.0%
                                                                  -             -            -            -
            Tier 1 capital (to risk-
              weighted assets):
               Consolidated              $13 423     20.73%       >$2 590       >4.0%                N/A
                                                                  -             -
               Bank of Charles Town      $13 325     20.59%       >$2 589       >4.0%        >$3 883       >6.0%
                                                                  -             -            -             -
            Tier 1 capital (to
              average assets):
               Consolidated              $13 423     10.83%       >$4 957       >4.0%                N/A
                                                                  -             -
               Bank of Charles Town      $13 325     10.76%       >$4 954       >4.0%        >$6 193       >5.0%
                                                                  -             -            -             -

Note 16.  Parent Corporation Only Financial Statements

                            POTOMAC BANCSHARES, INC.
                           (Parent Corporation Only)
                                 Balance Sheets
                           December 31, 1996 and 1995


        ASSETS                                                      1996              1995
                                                                 -----------      -----------
          Cash                                                   $    34 221      $    36 769
          Investment in subsidiary                                14 146 483       13 325 189
          Organization costs, net of accumulated amortization         31 729           44 012
          Other assets                                                11 800           21 374
                                                                 -----------      -----------

             Total Assets                                        $14 224 233      $13 427 344
                                                                 ===========      ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES
          Other liabilities                                      $     4 996      $     4 741
                                                                 -----------      -----------

        STOCKHOLDERS' EQUITY
          Common stock                                           $   600 000      $   600 000
          Surplus                                                  5 400 000        5 400 000
          Undivided profits                                        8 260 037        7 422 603
          Unrealized gain (loss) on securities available
            for sale, net                                            (40 800)             - -
                                                                 -----------      -----------
             Total Stockholders' Equity                          $14 219 237      $13 422 603
                                                                 -----------      -----------

             Total Liabilities and Stockholders' Equity          $14 224 233      $13 427 344
                                                                 ===========      ===========



                            POTOMAC BANCSHARES, INC.
                           (Parent Corporation Only)
                              Statements of Income
                  Years Ended December 31, 1996, 1995 and 1994


                                                                     1996           1995           1994
                                                                  ----------     ----------     ----------
        Income
          Dividends from subsidiary                               $  570 000     $  576 000     $  437 000
                                                                  ----------     ----------     ----------

        Expenses
          Amortization                                            $   12 282     $   12 282     $    5 118
          Transfer agent expense                                       7 563         21 553          1 315
          Legal and professional fees                                  2 575         13 582            - -
          Other operating expenses                                    13 858         15 219            - -
                                                                  ----------     ----------     ----------
             Total Expenses                                       $   36 278     $   62 636     $    6 433
                                                                  ----------     ----------     ----------

             Income before Taxes and Equity in Undistributed
               Income of Subsidiary                               $  533 722     $  513 364     $  430 567

        Income Tax (Benefit)                                         (11 618)       (21 296)        (2 187)
                                                                  ----------     ----------     ----------

             Income before Equity in Undistributed Income
               of Subsidiary                                      $  545 340     $  534 660     $  432 754

        Equity in Undistributed Income of Subsidiary                 862 094        650 468        898 214
                                                                  ----------     ----------     ----------

             Net Income                                           $1 407 434     $1 185 128     $1 330 968
                                                                  ==========     ==========     ==========

                            POTOMAC BANCSHARES, INC.
                           (Parent Corporation Only)
                            Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994


                                                                          1996           1995            1994
                                                                       ----------     ----------      ----------
         CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                 $1 407 434     $1 185 128      $1 330 968
            Adjustments to reconcile net income to net cash
              provided by operating activities:
                 Equity in undistributed (income) of subsidiary          (862 094)      (650 468)       (898 214)
                 Amortization                                              12 282         12 282           5 118
                 (Increase) decrease in other assets                        9 575        (19 187)       (123 599)
                 Increase in other liabilities                                255          3 789             952
                                                                       ----------     ----------      ----------

                    Net cash provided by operating activities          $  567 452     $  531 544      $  315 225
                                                                       ----------     ----------      ----------

         CASH FLOWS FROM FINANCING ACTIVITIES,
            cash dividends                                             $ (570 000)    $ (510 000)     $ (300 000)
                                                                       ----------     ----------      ----------

                    Net cash (used in) financing activities            $ (570 000)    $ (510 000)     $ (300 000)
                                                                       ----------     ----------      ----------

                    Increase (decrease) in cash and cash equivalents   $   (2 548)    $   21 544      $   15 225

         CASH AND CASH EQUIVALENTS
            Beginning                                                      36 769         15 225             - -
                                                                       ----------     ----------      ----------

            Ending                                                     $   34 221     $   36 769      $   15 225
                                                                       ==========     ==========      ==========

                          TRUST AND FINANCIAL SERVICES


         1996 was a year of account restructuring for your Trust and Financial Services Department. Distributions from 32 closed trust and estate accounts totaled $2,130,000 (average $66,562) in assets, and approximately $57,000 in fees. Of the closed accounts, 19 were under $25,000 in assets and generated under $5,000 in total fees, and four were estates generating approximately
$47,000 in fees. During 1996, 15 new trust, agency, and estate accounts added over $2,400,000 to department assets (average $160,000), and over $90,000 to income. Of the new accounts, six were estates generating approximately $65,000 in fees.

         Trust assets as of December 31, 1996, totaled $71,868,000, an increase of $3,989,000 (5.8%) over December 31, 1995 footings of $67,879,000. Trust fees in 1996 totaled $460,053, compared to $446,000 in 1995.

         The Trust Referral Plan was adopted in the fall of 1996 as a means of developing new trust accounts and cross selling bank services. The plan provides financial incentives for employees providing referral of fiduciary account prospects to the department. In addition, the department is implementing a direct mail newsletter program to promote trust services.

         The department's dedication to the delivery of community bank service and our response to customer financial and estate planning needs will continue to be the mission of our fiduciary service.




                                              Robert L. Hersey
                                              Vice President & Trust Officer



                             STATEMENT OF CONDITION
                               December 31, 1996
                                  (unaudited)

      ASSETS
      Discretionary assets:
          Bank Deposits:       Bank of Charles Town             $    94 000
                               Other Banks                          125 000
      United States Treasury and Agency Obligations               7 089 000
      State, County, and Municipal Obligations                    1 527 000
      Short Term Interest Bearing Funds                           4 820 000
      Other Short Term Obligations                                   44 000
      Notes and Bonds                                             4 775 000
      Common and Preferred Stocks                                27 930 000
      Real Estate Mortgages                                       1 590 000
      Real Estate                                                 1 260 000
      Miscellaneous Assets                                           27 000
                                                                -----------
          Total Discretionary Assets                            $49 281 000
                                                                -----------

      Non-Discretionary Assets                                  $22 587 000
                                                                -----------

                               Total Assets                     $71 868 000
                                                                ===========

      ACCOUNTS
      Personal Trusts                                   177     $47 474 000
      Estates and Other Court Accounts                   37       4 170 000
      Employee Benefit Accounts                          27       3 892 000
      Agencies and Other                                 72      16 332 000
                                                       ----     -----------

                               Total Accounts           313     $71 868 000
                                                       ====     ===========

                            POTOMAC BANCSHARES, INC.

                      Charles W. LeMaster, President & CEO
          William R. Harner, Sr. Vice President, Secretary & Treasurer
      L. Gayle Marshall Johnson, Vice President & Chief Financial Officer
             Donald S. Smith, Vice President & Assistant Secretary
                            Susan S. Myers, Auditor


                              BANK OF CHARLES TOWN

                                             Administration                     Maintenance Department

                                           Charles W. LeMaster                      Paula M. Fraley
      Mortgage and Commercial                   President                           Paul D. Staubs
          Loan Department                                                         E. Geraldine White
                                            William R. Harner
        Thomas F. Chambers            Sr. Vice President & Cashier
          Vice President                                                     Trust and Financial Services
                                     L. Gayle Marshall Johnson, CPA
      H. William Easter, Jr.       Vice President & Financial Officer              Robert L. Hersey
     Assistant Vice President                                               Vice President & Trust Officer
                                             Diane C. Allen
         Cynthia A. Light                   Personnel Officer                      Betty A. Braxton
         Assistant Cashier                                                           Trust Officer
                                           Susan S. Myers, CPA
         Carolyn A. Galli                        Auditor                         David S. (Joe) Smith
          Patricia A. Ott                                                            Trust Officer
          Lisa O. Weiant                 Pamela W. Stevens, CPA
                                           Compliance Officer                       Tina D. Carroll
                                                                                  Rebecca J. Johnson
    Installment Loan Department          William H. Chesley, Jr.                    K. Renee Queen
                                            Marketing Officer                       Deanna D. Shade
        Fonnie R. Crawford                                                         Deborah A. Watts
          Vice President                    Shelly D. Dodson
                                             Tammy L. Miller
        Richard B. Breeden                                                         Teller Department
    Assistant Vice President &
         Security Officer                 Kearneysville Branch                    Carolyn N. O'Brien
                                                                            Assistant Cashier & Head Teller
          Donna J. Burns               C. Kenneth Nicewarner, Jr.
         Assistant Cashier             Assistant Vice President &                Malissia A. Aronowitz
                                             Branch Manager                         Michael W. Boyd
         Victoria B. Burns                                                           Amy L. Brill
          Janice B. Davis                    Nancy L. Baker                        Jennifer L. Burch
        Kimberly K. DeSarno           Assistant Cashier & Assistant                Melissa D. Castle
         Timothy F. Hitrik                   Branch Manager                        Shirley G. Dutrow
         Linda A. Stewart                                                            Lisa M. Gray
                                             Mary L. Bowers                       Melissa A. Harrison
                                      Stephanie L. Digennaro-Dailey                 Brian T. Moler
      Certificates of Deposit                Carolyn A. Dunn                        Stacy L. Mumaw
            Department                       Erin L. Guarino                       Kendra L. Nichols
                                         Jennifer L. Hockensmith                 M. Jacqueline Propst
         Judith A. Edwards                   Tammy E. Hough                         Jeanette Staubs
         Erin E. Harrison                   Lisa M. Sherrard                     Linda L. Whittington
                                          Robert F. Spring Jr.

    Data Processing Department                                                   Harpers Ferry Branch
                                         Bookkeeping Department
         Kelly J. Bechdel                                                           Wayne C. Welty
    Assistant Vice President &              Clara K. Carroll                  Assistant Vice President &
      Data Processing Manager               Assistant Cashier                       Branch Manager

         Roberta J. Burke                   Rebecca E. Black                       Bernice H. Snyder
          Doris V. Loudan                   Cathy J. Chambers                Assistant Cashier & Assistant
          Lori L. Orlando                   Connie R. Craigo                        Branch Manager
                                            Nancy L. Harrison
                                             Marcia S. Lerch                      Michele R. Carroll
              Courier                        April D. Myers                      Margaret A. Courtney
                                            Elizabeth W. Park                      Shelly L. Holmes
                                             Deborah A. Ring                        Karen S. James
        Benjamin T. Breeden                  Karen A. Staubs                      Jennifer L. Manuel
                                             Peggy C. Turner                       Deborah L. Roper
                                            Rebekah L. Turner                       Paula A. Wolfe
                                            Tricia M. Viands                    Charles W. Wyndham, Jr.