Form 10QSB
period 1997-03-31
POTOMAC BANCSHARES INC
filed 1997-05-15
CIK 925173

1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX Quarterly report under Section 13 or 15(d) of the Securities Exchange ---- Act of 1934

For quarterly period ended  March 31, 1997

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from                 to
                               ---------------    ---------------

Commission file number 0-24958

                            Potomac Bancshares, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

West Virginia                                      55-0732247
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                     Identification Number)

111 East Washington Street, Charles Town WV        25414-1071
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

Yes   XXX    No
    -------     -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No             Not applicable
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's  classes
of common equity, as of the latest practicable date:   600,000 shares

           Transitional Small Business Disclosure Format (check one):

Yes         No   XXX
    -------    -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                                 (Unaudited)
                                                                                   March 31      December 31
                                                                                     1997            1996
                                                                                -------------    ------------
Assets:
  Cash and due from banks                                                         $   3 827       $   3 401
  Securities (fair value:  March 31, 1997,
    $42,092; December 31, 1996, $40,331)
    (Note 2)                                                                         42 348          40 333
  Securities purchased under agreements to resell                                     2 600           4 800
  Loans (Note 3)                                                                     74 674          73 525
    Less reserve for loan losses                                                     (1 105)         (1 139)
                                                                                  ---------       ---------
      Net loans                                                                      73 569          72 386
  Bank premises and equipment, net                                                    1 211           1 255
  Accrued interest receivable                                                         1 035           1 021
  Other assets                                                                          604             584
                                                                                  ---------       ---------

          Total Assets                                                            $ 125 194       $ 123 780
                                                                                  =========       =========


Liabilities and Stockholders' Equity:
Liabilities:
  Non-interest bearing deposits                                                   $  13 855       $  14 037
  Interest bearing deposits                                                          95 421          94 476
                                                                                  ---------       ---------
         Total Deposits                                                             109 276         108 513
  Accrued interest payable                                                              328             326
  Other liabilities                                                                     931             722
                                                                                  ---------       ---------
         Total Liabilities                                                        $ 110 535       $ 109 561
                                                                                  ---------       ---------

Stockholders' Equity:
  Common stock par value $1.00 per share
    (5,000,000 shares authorized, 600,000 shares
    issued and outstanding)                                                       $     600       $     600
  Surplus                                                                             5 400           5 400
  Net unrealized losses on securities
    available for sale                                                                  (68)            (41)
  Undivided profits                                                                   8 727           8 260
                                                                                  ---------       ---------
      Total Stockholders' Equity                                                     14 659          14 219
                                                                                  ---------       ---------

          Total Liabilities and Stockholders' Equity                              $ 125 194       $ 123 780
                                                                                  =========       =========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                                         For the Three Months
                                                                                            Ended March 31
                                                                                         ----------------------
                                                                                           1997          1996
                                                                                         ---------     --------
Interest Income:
  Interest and fees on loans                                                            $  1 715        $  1 685
  Interest on investment securities
    Taxable                                                                                  396             284
  Interest and dividends on securities
    available for sale:
      Taxable                                                                                184             114
      Dividends                                                                                6               6
  Interest on securities purchased
    under agreements to resell                                                                43             146
                                                                                        --------        --------

         Total Interest Income                                                          $  2 344        $  2 235

Interest Expense:
  Interest on deposits                                                                  $    881        $    918
  Interest on federal funds purchased                                                        --              --
                                                                                        --------        --------

         Total Interest Expense                                                         $    881        $    918
                                                                                        --------        --------

         Net Interest Income                                                            $  1 463        $  1 317

Provision for loan losses                                                                    --               75
                                                                                        --------        --------

         Net Interest Income after
           Provision for Loan Losses                                                    $  1 463        $  1 242
                                                                                        --------        --------

Other Income:
  Commissions and fees from fiduciary
    activities                                                                          $    122        $    117
  Service charges on deposit accounts                                                        101              62
  Fees for other customer services                                                            41              48
  Other operating income                                                                      16               7
                                                                                        --------        --------

         Total Other Income                                                             $    280        $    234
                                                                                        --------        --------

Other Expenses:
  Salaries and employee benefits                                                        $    597        $    607
  Net occupancy expense of premises                                                           47              58
  Furniture and equipment expenses                                                            86              64
  Deposit insurance                                                                            3               1
  Other operating expenses                                                                   270             269
                                                                                        --------        --------

         Total Other Expense                                                            $  1 003        $    999
                                                                                        --------        --------

         Income before Income Tax Expense                                               $    740        $    477

Income Tax Expense                                                                           273             175
                                                                                        --------        --------

         Net Income                                                                     $    467        $    302
                                                                                        ========        ========

Earnings Per Share, Net Income                                                          $    .78        $    .50
                                                                                        ========        ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED March 31, 1997 AND 1996
                                 (000 Omitted)
                                  (Unaudited)

                                     Common           Capital           Mkt Value         Undivided
                                      Stock           Surplus           AFS Secur          Profits         Total
                                     -------          --------          ---------         ---------       -------
Balances:
January 1, 1997                     $    600         $   5 400         $      (41)        $   8 260       $14 219

Net income                               --                --                  --               467           467

Change in net
  unrealized (losses)
  on securities
  available for sale                     --                --                  (27)             --            (27)
                                    --------         ---------         -----------        ---------       -------

Balances:
March 31, 1997                      $    600         $   5 400         $       (68)       $   8 727       $14 659
                                    ========         =========         ===========        =========       =======

Balances:
January 1, 1996                     $    600         $   5 400         $       --         $   7 422       $13 422

Net income                               --                --                  --               302           302

Net unrealized gains
  on securities
  available for sale                     --                --                  (82)             --            (82)
                                    --------         ---------         -----------        ---------       -------

Balances:
March 31, 1996                      $    600         $   5 400         $       (82)       $   7 724       $13 642
                                    ========         =========         ===========        =========       =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                           ------------------------------------
                                                                             March 31                March 31
                                                                               1997                    1996
                                                                           ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $    467             $    302
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for loan losses                                                  --                    75
         Depreciation                                                                48                   33
         Amortization                                                                 3                    3
         Discount accretion and premium
           amortization on securities, net                                            8                    9
         (Increase) in accrued interest
           receivable                                                               (14)                (125)
         (Increase) in other assets                                                  (7)                (107)
         Increase (decrease) in accrued interest
           payable                                                                    2                  (17)
         Increase in other liabilities                                              208                  214
                                                                               --------             --------
               Net cash provided by operating
                    activities                                                 $    715             $    387
                                                                               --------             --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investment securities                              $  4 000             $  4 000
  Proceeds from maturity of securities
    available for sale                                                              --                   --
  Purchase of investment securities                                              (6 049)              (1 981)
  Purchase of securities available for sale                                         (15)             (11 100)
  Net (increase) in loans                                                        (1 183)                (457)
  Purchases of bank premises and equipment                                           (6)                 (60)
                                                                               --------             --------
                  Net cash (used in)
                    investing activities                                       $ (3 253)            $ (9 598)
                                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW
    accounts and savings accounts                                              $   (500)            $ (1 430)
  Net increase in certificates of deposit                                         1 264                  801
                                                                               --------             --------
                  Net cash provided by (used in)
                    financing activities                                       $    764             $   (629)
                                                                               --------             --------

                  (Decrease) in cash and cash
                    equivalents                                                $ (1 774)            $ (9 840)

CASH AND CASH EQUIVALENTS
  Beginning                                                                       8 201               22 096
                                                                               --------             --------

  Ending                                                                       $  6 427             $ 12 256
                                                                               ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid to depositors                                              $    879             $    935
                                                                               ========             ========

      Income taxes                                                             $    --              $    --
                                                                               ========             ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Unrealized gain (loss) on securities
    available for sale                                                         $    (41)            $   (125)
                                                                               ========             ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1997 (UNAUDITED) AND December 31, 1996


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and December 31, 1996, and results of operations and cash flows for the three months ended March 31, 1997 and 1996. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1996. The results of operations for the three month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


2. Securities held to maturity as of March 31, 1997 and December 31, 1996 are summarized below:

                                                        (000 Omitted)
                                                        March 31, 1997
                                       -----------------------------------------------
                                                     Gross         Gross
                                        Amortized  Unrealized   Unrealized    Fair
                                          Cost       Gains       (Losses)     Value
                                       ----------  ----------   -----------  ---------
         Securities held to maturity:
           U.S. Treasury securities     $ 16 055    $      4     $   (163)    $ 15 896
           Obligations of U.S.
             Government agencies          11 993         --           (97)      11 896
                                        ---------   --------     --------     --------
                                        $ 28 048    $      4     $   (260)    $ 27 792
                                        =========   ========     ========     ========

                                                        (000 Omitted)
                                                      December 31, 1996
                                       -----------------------------------------------
                                                     Gross         Gross
                                        Amortized  Unrealized   Unrealized    Fair
                                          Cost       Gains       (Losses)     Value
                                       ----------  ----------   -----------  ---------
         Securities held to maturity:
           U.S. Treasury securities    $  14 005    $     25    $    (42)    $ 13 988
           Obligations of U.S.
             Government agencies          11 992          21          (6)      12 007
                                       ---------    --------    --------     --------
                                       $  25 997    $     46    $    (48)    $ 25 995
                                       =========    ========    ========     ========

         Securities available for sale as of March 31, 1997 and December 31, 1996 are summarized below:

                                                           (000 Omitted)
                                                           March 31, 1997
                                          -----------------------------------------------
                                                        Gross         Gross
                                           Amortized  Unrealized   Unrealized    Fair
                                             Cost       Gains       (Losses)     Value
                                          ----------  ----------   -----------  ---------
         Securities available for sale:
           U.S. Treasury securities        $  14 002   $    --      $   (103)    $ 13 899
           Federal Home Loan Bank stock          402        --           --           402
                                           ---------   --------     --------     --------
                                           $  14 404   $    --      $   (103)    $ 14 301
                                           =========   ========     ========     ========

                                                           (000 Omitted)
                                                         December 31, 1996
                                          -----------------------------------------------
                                                        Gross         Gross
                                           Amortized  Unrealized   Unrealized    Fair
                                             Cost       Gains       (Losses)     Value
                                          ----------  ----------   -----------  ---------
         Securities available for sale:
           U.S. Treasury securities       $  14 011    $     12     $    (74)   $ 13 949
           Federal Home Loan Bank stock         387         --           --          387
                                          ---------    --------     --------    --------
                                          $  14 398    $     12     $    (74)   $ 14 336
                                          =========    ========     ========    ========

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                (000 Omitted)
                                                           March 31     December 31
                                                             1997          1996
                                                          ----------    -----------
         Real estate loans:
           Construction and land development                $    553      $    759
           Secured by farmland                                 1 581         1 501
           Secured by 1-4 family residential                  39 047        38 221
           Other real estate loans                            12 452        12 125
         Loans to farmers (except those secured
           by real estate                                        299           229
         Commercial and industrial loans (except those
           secured by real estate)                             2 104         1 857
         Loans to individuals for personal expenditures       18 467        18 655
         All other loans                                         171           178
                                                            --------      --------

                  Total loans                               $ 74 674      $ 73 525
                                                            ========      ========

4. The following is a summary of transactions in the reserve for loan losses:

                                                                    (000 Omitted)
                                                              March 31         December 31
                                                                1997               1996
                                                            -----------        -----------
         Balance at beginning of period                      $  1 139           $    899

           Provision charged to operating expense                 --                 100
           Recoveries added to the reserve                          6                238
           Loan losses charged to the reserve                     (40)               (98)
                                                             --------           --------

         Balance at end of period                            $  1 105           $  1 139
                                                             ========           ========

         Information about impaired loans as of March 31, 1997 and December 31, 1996 is as follows:

                                                                                             (000 Omitted)
                                                                                    ----------------------------
                                                                                     March 31        December 31
                                                                                       1997              1996
                                                                                    ----------        ----------
                  Impaired loans for which a reserve
                    has been provided                                                 $ 403              $ 407
                  Impaired loans for which no reserve
                    has been provided                                                   --                 --
                                                                                      -----              ----
                           Total impaired loans                                       $ 403              $ 407
                                                                                      =====              =====

                  Reserve provided for impaired loans, included
                    in the reserve for loan losses                                    $ 201              $ 204

                  Average balance in impaired loans                                   $ 419              $ 472

                  Interest income recognized                                          $   9              $  36

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at March 31, 1997 and December 31, 1996. If interest on these loans had been accrued, such income would have approximated $7,217 in the first quarter of 1997 and $28,494 in 1996.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Between December 31, 1996 and March 31, 1997, total assets increased $1,414,000. The March 31 annualized return on average assets is 1.50% compared to 1.13% at December 31. At March 31 the annualized return on average equity is 12.94% compared to 10.19% at December 31. The leverage capital (equity to assets) ratio is 11.71% at March 31 compared to 11.43% at December 31. Since dividends are paid on a semi-annual basis, this ratio may seem higher at the end of the first and third quarters of the year.

                  The majority of the increase in assets was in real estate loans secured by 1-4 family residential property. The percentage of floating rate loans in the loan portfolio is continuing to increase. The percentage is 34% at March 31 compared to 29% at December 31.

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

                                                      (000 Omitted)
                                                      March 31, 1997
                                                      --------------
         Balance at beginning of period                    $1 139
         Charge-offs:
           Commercial, financial and agricultural             --
           Real estate - construction                         --
           Real estate - mortgage                             --
           Consumer                                            40
                                                           ------
                  Total charge-offs                            40
                                                           ------
         Recoveries:
           Commercial, financial and agricultural             --
           Real estate - construction                         --
           Real estate - mortgage                             --
           Consumer                                             6
                                                           ------
                  Total recoveries                              6
                                                           ------
         Net charge-offs                                       34
         Additions charged to operations                      --
                                                           ------
         Balance at end of period                          $1 105
                                                           ======

         Ratio of net charge-offs during
           the period to average loans
           outstanding during the period                    .0458%
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

                                                           (000 Omitted)
                                                           March 31, 1997
                                                           --------------
         Nonaccrual loans                                       $ 285
         Restructured loans                                       --
         Foreclosed properties                                    --
                                                                -----
           Total nonperforming assets                           $ 285
                                                                =====

         Loans past due 90 days accruing interest               $  80
                                                                =====

         Reserve for loan losses to period end loans            1.48%
         Nonperforming assets to period end loans and
           foreclosed properties                                 .38%

                  Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at March 31, 1997. If interest on these loans had been accrued, such income would have approximated $7,217 in the first quarter of 1997.

                  At March 31, 1997, other potential problem loans totalled $61,504. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

                  Deposits have increased $755,000 as of March 31 compared with December 31, 1996. The deposit mix at March 31, 1997 has remained much the same with an increase in certificates of deposit.

                  The comparison of the income statements for the three months ended March 31, 1997 and 1996 shows an increase in net income of 55% in 1997. Interest income has increased about 5% in 1997 compared to 1996, and interest expense has decreased about 4%.

                  The increase in interest income is from an increase in interest and fees on loans due to increased loan balances and increased rates. The decrease in interest expense is primarily due to decreased interest rates.

                  Noninterest income has increased 20% as of March 31, 1997 compared with March 31, 1996. The increase shows in almost all categories of noninterest income, including a 63% increase in service charges on deposit accounts. This was due to increases in some existing fees and the start of fees on customer ATM transactions at foreign ATM's.

                  Noninterest expense has increased less than 1% as of March 31, 1997 compared with March 31, 1996.

                  Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and existing cash were used to fund investing activities. Financing activities provided cash through the increase of certificates of deposit. Although cash and cash equivalents were reduced during this period, liquidity of the Corporation is still more than adequate to meet present and future financial obligations.

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

                                         POTOMAC BANCSHARES, INC.



Date  May 14, 1997                       /s/ Charles W. LeMaster
      ____________                       ____________________________________
                                         Charles W. LeMaster, President & CEO



Date  May 14, 1997                       /s/ L. Gayle Marshall Johnson
      ____________                       ____________________________________
                                         L. Gayle Marshall Johnson, Vice
                                           President & Chief Financial Officer