Form 10QSB
period 1997-06-30
POTOMAC BANCSHARES INC
filed 1997-08-14
CIK 925173

1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX  Quarterly report under Section 13 or 15(d) of the Securities Exchange
----
     Act of 1934

For quarterly period ended  June 30, 1997

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to __________________

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

Yes   XXX    No
      ---       ---
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No       Not applicable
      ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   600,000 shares

         Transitional Small Business Disclosure Format (check one):

Yes         No   XXX
      ---        ---

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                                 (Unaudited)
                                                                                   June 30           December 31
                                                                                     1997               1996
                                                                                 -----------         -----------
Assets:
  Cash and due from banks                                                         $   3 642            $   3 401
  Securities (fair value:  June 30, 1997,
    $42,322; December 31, 1996, $40,331)
    (Note 2)                                                                         42 394               40 333
  Securities purchased under agreements to resell                                       --                 4 800
  Loans (Note 3)                                                                     77 848               73 525
    Less reserve for loan losses                                                     (1 153)              (1 139)
                                                                                  ---------            ---------
      Net loans                                                                      76 695               72 386
  Bank premises and equipment, net                                                    1 170                1 255
  Accrued interest receivable                                                         1 104                1 021
  Other assets                                                                          615                  584
                                                                                  ---------            ---------

          Total Assets                                                            $ 125 620            $ 123 780
                                                                                  =========            =========

Liabilities and Stockholders' Equity:
Liabilities:
  Non-interest bearing deposits                                                   $  13 845            $  14 037
  Interest bearing deposits                                                          94 338               94 476
                                                                                  ---------            ---------
         Total Deposits                                                             108 183              108 513
  Accrued interest payable                                                              330                  326
  Securities sold under agreements to repurchase                                      1 600                   --
  Other liabilities                                                                     641                  722
                                                                                  ---------            ---------
         Total Liabilities                                                        $ 110 754            $ 109 561
                                                                                  ---------            ---------
Stockholders' Equity:
  Common stock par value $1.00 per share
    (5,000,000 shares authorized, 600,000 shares
    issued and outstanding)                                                       $     600            $     600
  Surplus                                                                             5 400                5 400
  Net unrealized losses on securities available
    for sale                                                                            (29)                 (41)
  Undivided profits                                                                   8 895                8 260
                                                                                  ---------            ---------
      Total Stockholders' Equity                                                     14 866               14 219
                                                                                  ---------            ---------

          Total Liabilities and Stockholders' Equity                              $ 125 620            $ 123 780
                                                                                  =========            =========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                       For the Three Months            For the Six Months
                                                                          Ended June 30                   Ended June 30
                                                                       --------------------          ------------------------
                                                                         1997        1996              1997            1996
                                                                       --------    --------          --------        --------
Interest Income:
   Interest and fees on loans                                          $  1 743    $  1 669          $  3 458        $  3 354
   Interest on investment securities
      Taxable                                                               416         276               812             560
   Interest and dividends on securities
      available for sale
         Taxable                                                            186         173               370             287
         Dividends                                                            6           6                12              12
   Interest on securities purchased
      under agreements to resell                                             16         116                59             262
                                                                       --------    --------          --------        --------

              Total Interest Income                                    $  2 367    $  2 240          $  4 711        $  4 475

Interest Expense:
   Interest on deposits                                                $    893    $    907          $  1 774        $  1 825
   Interest on federal funds purchased                                        5          --                 5              --
                                                                       --------    --------          --------        --------

              Total Interest Expense                                   $    898    $    907          $  1 779        $  1 825
                                                                       --------    --------          --------        --------

              Net Interest Income                                      $  1 469    $  1 333          $  2 932        $  2 650

Provision for Loan Losses                                                    75          50                75             125
                                                                       --------    --------          --------        --------
              Net Interest Income after
                 Provision for Loan Losses                             $  1 394    $  1 283          $  2 857        $  2 525
                                                                       --------    --------          --------        --------
Other Income:
   Commissions and fees from fiduciary
      activities                                                       $    141    $    109          $    263        $    226
   Service charges on deposit accounts                                      100          68               201             130
   Fees for other customer services                                          46          46                87              94
   Other operating income                                                     8           7                24              14
                                                                       --------    --------          --------        --------

              Total Other Income                                       $    295    $    230          $    575        $    464
                                                                       --------    --------          --------        --------
Other Expenses:
   Salaries and employee benefits                                      $    605    $    595          $  1 202        $  1 202
   Net occupancy expense of premises                                         44          51                91             109
   Furniture and equipment expenses                                          81          85               167             149
   Deposit insurance                                                          3           1                 6               2
   Other operating expenses                                                 271         385               541             654
                                                                       --------    --------          --------        --------

              Total Other Expenses                                     $  1 004    $  1 117          $  2 007        $  2 116
                                                                       --------    --------          --------        --------

              Income before Income Tax Expense                         $    685    $    396          $  1 425        $    873

Income Tax Expense                                                          247         143               520             318
                                                                       --------    --------          --------        --------

              Net Income                                               $    438    $    253          $    905        $    555
                                                                       ========    ========          ========        ========

Earnings Per Share, Net Income                                         $    .73    $    .42          $   1.51        $    .93
                                                                       ========    ========          ========        ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED June 30, 1997 AND 1996
                                 (000 Omitted)
                                  (Unaudited)

                                     Common           Capital           Mkt Value         Undivided
                                      Stock           Surplus           AFS Secur          Profits         Total
                                     ------           -------           ---------         ---------        -----
Balances:
January 1, 1997                     $    600         $   5 400         $      (41)        $   8 260       $14 219

Net income                               --                --                  --               905           905

Cash dividends
  ($.45 per share)                       --                --                  --              (270)         (270)

Change in net
  unrealized gain
  (loss) on
  securities
  available for sale                     --                --                   12              --             12
                                    --------         ---------         -----------        ---------       -------
Balances:
June 30, 1997                       $    600         $   5 400         $       (29)       $   8 895       $14 866
                                    ========         =========         ===========        =========       =======
Balances:
January 1, 1996                     $    600         $   5 400         $       --         $   7 423       $13 423

Net income                               --                --                  --               555           555

Cash dividends
  ($.35 per share)                       --                --                  --              (210)         (210)

Change in net
  unrealized gain
  (loss) on
  securities
  available for sale                     --                --                 (101)             --           (101)
                                    --------         ---------         -----------        ---------       -------
Balances:
June 30, 1996                       $    600         $   5 400         $      (101)       $   7 768       $13 667
                                    ========         =========         ===========        =========       =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                                 For the Six Months Ended
                                                                             ----------------------------------
                                                                               June 30               June 30
                                                                                 1997                  1996
                                                                             ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $    905             $    555
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for loan losses                                                   75                  125
         Depreciation                                                                97                   90
         Amortization                                                                 6                    6
         Discount accretion and premium
           amortization on securities, net                                           21                   15
         Loss on sale of real estate                                                 --                  106
         (Increase) in accrued interest
           receivable                                                               (83)                (125)
         (Increase) in other assets                                                 (43)                (105)
         Increase (decrease) in accrued interest
           payable                                                                    3                  (15)
         Increase in other liabilities                                            1 520                   25
                                                                               --------             --------
               Net cash provided by operating
                    activities                                                 $  2 501             $    677
                                                                               --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investment securities                              $  4 000             $  6 000
  Proceeds from maturity of securities available
    for sale                                                                         --                   --
  Purchase of investment securities                                              (6 049)              (1 981)
  Purchase of securities available for sale                                         (15)             (14 072)
  Net (increase) decrease in loans                                               (4 384)                 109
  Purchases of bank premises and equipment                                          (13)                (236)
  Proceeds from sale of real estate                                                  --                  220
                                                                               --------             --------
                  Net cash (used in) investing
                    activities                                                 $ (6 461)            $ (9 960)
                                                                               --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW
    accounts and savings accounts                                              $ (1 765)            $ (1 140)
  Net increase in certificates of deposit                                         1 436                  676
  Cash dividends                                                                   (270)                (210)
                                                                               --------             --------
                  Net cash (used in) financing
                    activities                                                 $   (599)            $   (674)
                                                                               --------             --------
                  (Decrease) in cash and cash
                    equivalents                                                $ (4 559)            $ (9 957)

CASH AND CASH EQUIVALENTS
  Beginning                                                                       8 201               22 096
                                                                               --------             --------
  Ending                                                                       $  3 642             $ 12 139
                                                                               ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                $  1 771             $  1 840
                                                                               ========             ========
    Income taxes                                                               $    687             $    414
                                                                               ========             ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Unrealized gain (loss) on securities
    available for sale                                                         $     17             $   (154)
                                                                               ========             ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                June 30, 1997 (UNAUDITED) AND December 31, 1996

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and December 31, 1996, the results of operations for the three months ended June 30, 1997 and 1996, and results of operations and cash flows for the six months ended June 30, 1997 and 1996. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1996. The results of operations for the six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of June 30, 1997 and December 31, 1996 are summarized below:

                                                                               (000 Omitted)
                                                                               June 30, 1997
                                                         -----------------------------------------------------------
                                                                            Gross             Gross
                                                         Amortized       Unrealized        Unrealized         Fair
                                                            Cost            Gains           (Losses)          Value
                                                         ---------       ----------        ----------       --------
    Securities held to maturity:
      U.S. Treasury securities                           $  16 052        $     14          $    (68)       $ 15 998
      Obligations of U.S.
        Government agencies                                 11 993              11               (29)         11 975
                                                         ---------        --------          --------        --------
                                                         $  28 045        $     25          $    (97)       $ 27 973
                                                         =========        ========          ========        ========

                                                                               (000 Omitted)
                                                                             December 31, 1996
                                                         -----------------------------------------------------------
                                                                            Gross             Gross
                                                         Amortized       Unrealized        Unrealized         Fair
                                                            Cost            Gains           (Losses)          Value
                                                         ---------       ----------        ----------       --------
    Securities held to maturity:
      U.S. Treasury securities                           $  14 005        $     25          $    (42)       $ 13 988
      Obligations of U.S.
        Government agencies                                 11 992              21                (6)         12 007
                                                         ---------        --------          --------        --------
                                                         $  25 997        $     46          $    (48)       $ 25 995
                                                         =========        ========          ========        ========

    Securities available for sale as of June 30, 1997 and December 31, 1996 are summarized below:

                                                                               (000 Omitted)
                                                                               June 30, 1997
                                                         -----------------------------------------------------------
                                                                            Gross            Gross
                                                         Amortized       Unrealized        Unrealized         Fair
                                                            Cost            Gains           (Losses)          Value
                                                         ---------       ----------        ----------       --------
    Securities available for sale:
      U.S. Treasury securities                           $  13 991        $      7          $    (51)       $ 13 947
      Federal Home Loan Bank stock                             402             --                --              402
                                                         ---------        --------          --------        --------
                                                         $  14 393        $      7          $    (51)       $ 14 349
                                                         =========        ========          ========        ========

                                                                               (000 Omitted)
                                                                             December 31, 1996
                                                         -----------------------------------------------------------
                                                                            Gross            Gross
                                                         Amortized       Unrealized        Unrealized         Fair
                                                            Cost            Gains           (Losses)          Value
                                                         ---------       ----------        ----------       --------
    Securities available for sale:
      U.S. Treasury securities                           $  14 011        $     12          $    (74)       $ 13 949
      Federal Home Loan Bank stock                             387             --                --              387
                                                         ---------        --------          --------        --------
                                                         $  14 398        $     12          $    (74)       $ 14 336
                                                         =========        ========          ========        ========


3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                      (000 Omitted)
                                                                             June 30                 December 31
                                                                               1997                      1996
                                                                           -----------               -----------
    Real estate loans:
      Construction and land development                                     $    585                  $    759
      Secured by farmland                                                      1 559                     1 501
      Secured by 1-4 family residential                                       42 145                    38 221
      Other real estate loans                                                 12 479                    12 125
    Loans to farmers (except those secured
      by real estate                                                             276                       229
    Commercial and industrial loans (except those
      secured by real estate)                                                  2 077                     1 857
    Loans to individuals for personal expenditures                            18 432                    18 655
    All other loans                                                              295                       178
                                                                            --------                  --------

             Total loans                                                    $ 77 848                  $ 73 525
                                                                            ========                  ========

4.  The following is a summary of transactions in the reserve for loan losses:

                                                                                 (000 Omitted)
                                                                          June 30          December 31
                                                                            1997               1996
                                                                        -----------        -----------
    Balance at beginning of period                                       $  1 139           $    899

      Provision charged to operating expense                                   75                100
      Recoveries added to the reserve                                          20                238
      Loan losses charged to the reserve                                      (81)               (98)
                                                                         --------           --------

    Balance at end of period                                             $  1 153           $  1 139
                                                                         ========           ========

Information about impaired loans as of June 30, 1997 and December 31, 1996 is as follows:

                                                                             (000 Omitted)
                                                                    ---------------------------------
                                                                     June 30              December 31
                                                                       1997                  1996
                                                                    ----------            -----------
         Impaired loans for which a reserve has been
           provided                                                       $ 398              $ 407
         Impaired loans for which no reserve has been
           provided                                                         --                 --
                                                                          -----              ----
                           Total impaired loans                           $ 398              $ 407
                                                                          =====              =====

         Reserve provided for impaired loans, included
           in the reserve for loan losses                                 $ 199              $ 204

         Average balance in impaired loans                                $ 405              $ 472

         Interest income recognized                                       $  17              $  36

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at June 30, 1997 and December 31, 1996. If interest on these loans had been accrued, such income would have approximated $14,513 for the first six months of 1997 and $28,494 in 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Between December 31, 1996 and June 30, 1997, total assets increased $1,840,000. The June 30 annualized return on average assets is 1.45% compared to 1.13% at December 31. At June 30 the annualized return on average equity is 12.45% compared to 10.19% at December 31. The leverage capital (equity to assets) ratio is 11.83% at June 30 compared to 11.43% at December 31. Since dividends are paid on a semi-annual basis, this ratio may seem higher at the end of the first and third quarters of the year.

The increase in assets is a combination of a decrease in the securities portfolio and an increase in the loan portfolio. Increase in loans is primarily real estate secured by 1-4 family residential property.

Floating rate loans make up 38% of the loan portfolio at June 30 as compared with 29% at December 31.

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

                                                                (000 Omitted)
                                                                June 30, 1997
                                                                -------------

         Balance at beginning of period                             $1 139
         Charge-offs:
           Commercial, financial and agricultural                      --
           Real estate - construction                                  --
           Real estate - mortgage                                      --
           Consumer                                                     81
                                                                    ------
                  Total charge-offs                                     81
         Recoveries:

           Commercial, financial and agricultural                      --
           Real estate - construction                                  --
           Real estate - mortgage                                      --
           Consumer                                                     20
                                                                    ------
                  Total recoveries                                      20
                                                                    ------
         Net charge-offs                                                61
         Additions charged to operations                                75
                                                                    ------
         Balance at end of period                                   $1 153
                                                                    ======

         Ratio of net charge-offs during
           the period to average loans
           outstanding during the period                             .0806%
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

                                                         (000 Omitted)
                                                         June 30, 1997
                                                         -------------

         Nonaccrual loans                                     $ 285
         Restructured loans                                     --
         Foreclosed properties                                  --
                                                              ----
           Total nonperforming assets                         $ 285
                                                              =====

         Loans past due 90 days accruing interest             $   3
                                                              =====

         Reserve for loan losses to period end loans          1.48%
         Nonperforming assets to period end loans and
           foreclosed properties                               .37%

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at June 30, 1997. If interest on these loans had been accrued, such income would have approximated $14,513 for the six months ended June 30, 1997.

At June 30, 1997, other potential problem loans totalled $43,000. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Deposits have decreased only slightly as of June 30 compared with December 31, 1996, but the mix of deposits has changed. Certificates of deposit have increased about $1,400,000. NOW accounts have increased about $500,000. These increases are offset by decreases in money market and savings accounts.

The comparison of the income statements for the three months ended June 30, 1997 and 1996 shows an increase of 73% in net income in 1997. Net interest income increased 9% due to a combination of increased interest income and a slight decrease in interest expense. Noninterest income increased 28% due to increases in two categories, fiduciary activities and service charges on deposit accounts. Noninterest expenses decreased 10% primarily to decreases in accounts making up other operating expenses.

The comparison of the income statements for the six months ended June 30, 1997 and 1996 shows an increase in net income of 63% in 1997. Interest income has increased about 5% in 1997 compared to 1996, and interest expense has decreased about 3%. The increase in interest income is from an increase in interest and fees on loans due to increased loan balances and increased rates. The decrease in interest expense is primarily due to decreased interest rates.

Noninterest income has increased 24% as of June 30, 1997 compared with June 30, 1996. The increase shows in almost all categories of noninterest income, including a 55% increase in service charges on deposit accounts. This was due to increases in some existing fees and the start of fees on customer ATM transactions at foreign ATM's.

Noninterest expense has decreased 5% as of June 30, 1997 compared with June 30, 1996. The major decreases are in occupancy expense and other operating expenses.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and existing cash were used to fund investing activities. Financing activities were funded through an increase in certificates of deposit and existing cash. Although cash and cash equivalents were reduced during this period, liquidity of the Corporation is still more than adequate to meet present and future financial obligations.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 22, 1997 and the following matters were submitted to the security-holders for a vote:

         1. To elect a class of directors for a term of three years.

         2. To approve the appointment by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 1997.

         3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

                                                       Votes         Votes
                                      Votes For       Against       Withheld         Total
                                      ---------       -------       --------         -----
         1.  William R. Harner         406,070          None          3,192         409,262

             E. William Johnson        406,142          None          3,120         409,262

             John C. Skinner, Jr.      404,542          None          4,720         409,262

             Donald S. Smith           406,070          None          3,192         409,262

         2.                            406,048         2,920            294         409,262


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

Item 6.  Exhibits and Reports on Form 8-K Continued

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

                                         POTOMAC BANCSHARES, INC.

Date  August 12, 1997                    /s/ Charles W. LeMaster
     -----------------------------       -----------------------
                                         Charles W. LeMaster, President & CEO



Date  August 12, 1997                    /s/ L. Gayle Marshall Johnson
     -----------------------------       -----------------------------
                                         L. Gayle Marshall Johnson, Vice
                                           President & Chief Financial Officer