Form 10QSB
period 1997-09-30
POTOMAC BANCSHARES INC
filed 1997-11-13
CIK 925173

1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX   Quarterly report under Section 13 or 15(d) of the Securities Exchange
----  Act of 1934

For quarterly period ended  September 30, 1997

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to _____________________

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

Yes   XXX    No
     _____      _____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No             Not applicable
     _____      _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   600,000 shares

         Transitional Small Business Disclosure Format (check one):

Yes         No   XXX
     _____      _____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                (Unaudited)
                                                                September 30       December 31
                                                                    1997               1996
                                                               -------------       ------------
Assets:
  Cash and due from banks                                        $   5 493            $   3 401
  Securities (fair value:  September 30, 1997,
    $38,456; December 31, 1996, $40,331)
    (Note 2)                                                        38 421               40 333
  Securities purchased under agreements to resell                    6 000                4 800
  Loans (Note 3)                                                    78 703               73 525
    Less reserve for loan losses                                    (1 196)              (1 139)
                                                                 ---------            ---------
      Net loans                                                     77 507               72 386
  Bank premises and equipment, net                                   1 197                1 255
  Accrued interest receivable                                        1 025                1 021
  Other assets                                                         625                  584
                                                                 ---------            ---------

          Total Assets                                           $ 130 268            $ 123 780
                                                                 =========            =========


Liabilities and Stockholders' Equity:
Liabilities:
  Non-interest bearing deposits                                  $  14 249            $  14 037
  Interest bearing deposits                                         99 731               94 476
                                                                 ---------            ---------
         Total Deposits                                            113 980              108 513
  Accrued interest payable                                             332                  326
  Securities sold under agreements to repurchase                       --                    --
  Other liabilities                                                    647                  722
                                                                 ---------            ---------
         Total Liabilities                                       $ 114 959            $ 109 561
                                                                 ---------            ---------

Stockholders' Equity:
  Common stock par value $1.00 per share
    (5,000,000 shares authorized, 600,000 shares
    issued and outstanding)                                      $     600            $     600
  Surplus                                                            5 400                5 400
  Net unrealized losses on securities available
    for sale                                                            (7)                 (41)
  Undivided profits                                                  9 316                8 260
                                                                 ---------            ---------
      Total Stockholders' Equity                                    15 309               14 219
                                                                 ---------            ---------

          Total Liabilities and Stockholders' Equity             $ 130 268            $ 123 780
                                                                 =========            =========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                           For the Three Months            For the Nine Months
                                                            Ended September 30              Ended September 30
                                                           --------------------          -----------------------
                                                             1997        1996              1997            1996
                                                           --------    --------          --------         ------
Interest Income:
   Interest and fees on loans                             $  1 788    $  1 684          $  5 246        $  5 038
   Interest on investment securities
      Taxable                                                  418         302             1 230             862
   Interest and dividends on securities
      available for sale
         Taxable                                               162         187               532             474
         Dividends                                               7           6                19              18
   Interest on securities purchased
      under agreements to resell                                43          91               102             353
                                                          --------    --------          --------        --------

              Total Interest Income                       $  2 418    $  2 270          $  7 129        $  6 745

Interest Expense:
   Interest on deposits                                   $    929    $    908          $  2 703        $  2 733
   Interest on federal funds purchased                          11         --                 16             --
                                                          --------    --------          --------        --------

              Total Interest Expense                      $    940    $    908          $  2 719        $  2 733
                                                          --------    --------          --------        --------

              Net Interest Income                         $  1 478    $  1 362          $  4 410        $  4 012

Provision for Loan Losses                                       50         --                125             125
                                                          --------    --------          --------        --------

              Net Interest Income after
                 Provision for Loan Losses                $  1 428    $  1 362          $  4 285        $  3 887
                                                          --------    --------          --------        --------

Other Income:
   Commissions and fees from fiduciary
      activities                                          $    121    $    110          $    384        $    336
   Service charges on deposit accounts                          97          73               298             203
   Fees for other customer services                             38          48               125             142
   Other operating income                                       10          30                34              44
                                                          --------    --------          --------        --------

              Total Other Income                          $    266    $    261          $    841        $    725
                                                          --------    --------          --------        --------

Other Expenses:
   Salaries and employee benefits                         $    618    $    609          $  1 820        $  1 811
   Net occupancy expense of premises                            55          47               146             156
   Furniture and equipment expenses                             94          75               261             224
   Deposit insurance                                             4         --                 10               2
   Other operating expenses                                    255         271               796             925
                                                          --------    --------          --------        --------

              Total Other Expenses                        $  1 026    $  1 002          $  3 033        $  3 118
                                                          --------    --------          --------        --------

              Income before Income Tax Expense            $    668    $    621          $  2 093        $  1 494

Income Tax Expense                                             247         224               767             542
                                                          --------    --------          --------        --------

              Net Income                                  $    421    $    397          $  1 326        $    952
                                                          ========    ========          ========        ========

Earnings Per Share, Net Income                            $    .70    $    .66          $   2.21        $   1.59
                                                          ========    ========          ========        ========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (000 Omitted)
                                  (Unaudited)

                                     Common           Capital           Mkt Value         Undivided
                                      Stock           Surplus           AFS Secur          Profits         Total
                                     ------           -------           ---------         ---------        -----
Balances:
January 1, 1997                     $    600         $   5 400         $      (41)        $   8 260       $14 219

Net income                               --                --                  --             1 326         1 326

Cash dividends
  ($.45 per share)                       --                --                  --              (270)         (270)

Change in net
  unrealized gain
  (loss) on
  securities
  available for sale                     --                --                   34              --             34
                                    --------         ---------         -----------        ---------       -------

Balances:
September 30, 1997                  $    600         $   5 400         $        (7)       $   9 316       $15 309
                                    ========         =========         ===========        =========       =======

Balances:
January 1, 1996                     $    600         $   5 400         $       --         $   7 423       $13 423

Net income                               --                --                  --               952           952

Cash dividends
  ($.35 per share)                       --                --                  --              (210)         (210)

Change in net
  unrealized gain
  (loss) on
  securities
  available for sale                     --                --                  (85)             --            (85)
                                    --------         ---------         -----------        ---------       -------

Balances:
September 30, 1996                  $    600         $   5 400         $       (85)       $   8 165       $14 080
                                    ========         =========         ===========        =========       =======


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                                  For the Nine Months Ended
                                                                              ---------------------------------
                                                                              September 30        September 30
                                                                                  1997                1996
                                                                              ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $  1 326             $    952
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for loan losses                                                  125                  125
         Depreciation                                                               157                  134
         Amortization                                                                 9                    9
         Discount accretion and premium
           amortization on securities, net                                           27                   21
         Loss on sale of real estate                                                --                    84
         (Increase) in accrued interest
           receivable                                                                (4)                (118)
         (Increase) decrease in other assets                                        (68)                  26
         Increase (decrease) in accrued interest
           payable                                                                    6                  (16)
         Increase (decrease) in other liabilities                                   (75)                  96
                                                                               --------             --------
               Net cash provided by operating
                    activities                                                 $  1 503             $  1 313
                                                                               --------             --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investment securities                              $  4 000             $ 10 000
  Proceeds from maturity of securities available
    for sale                                                                      6 000                  --
  Purchase of investment securities                                              (6 049)              (7 976)
  Purchase of securities available for sale                                      (2 014)             (14 072)
  Net (increase) decrease in loans                                               (5 245)                 110
  Purchases of bank premises and equipment                                         (100)                (267)
  Proceeds from sale of real estate                                                 --                   350
                                                                               --------             --------
                  Net cash (used in) investing
                    activities                                                 $ (3 408)            $(11 855)
                                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts and savings accounts                                              $  3 579             $  1 074
  Net increase in certificates of deposit                                         1 889                   69
  Cash dividends                                                                   (270)                (210)
                                                                               --------             --------
                  Net cash provided by financing
                    activities                                                 $  5 198             $    933
                                                                               --------             --------

                  Increase (decrease) in cash and cash
                    equivalents                                                $  3 293             $ (9 609)

CASH AND CASH EQUIVALENTS
  Beginning                                                                       8 201               22 096
                                                                               --------             --------
  Ending                                                                       $ 11 494             $ 12 487
                                                                               ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                $  2 713             $  2 748
                                                                               ========             ========
    Income taxes                                                               $    933             $    572
                                                                               ========             ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Unrealized gain (loss) on securities
    available for sale                                                         $     51             $   (129)
                                                                               ========             ========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and December 31, 1996, the results of operations for the three months ended September 30, 1997 and 1996, and results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1996. The results of operations for the nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


2. Securities held to maturity as of September 30, 1997 and December 31, 1996 are summarized below:

                                                                  (000 Omitted)
                                                               September 30, 1997
                                           -----------------------------------------------------------
                                                             Gross             Gross
                                           Amortized      Unrealized         Unrealized        Fair
                                              Cost           Gains            (Losses)         Value
                                           ---------      ----------         ----------       --------
         Securities held to maturity:
           U.S. Treasury securities        $  16 049        $     27          $    (15)       $ 16 061
           Obligations of U.S.
             Government agencies              11 995              25                (2)         12 018
                                           ---------        --------          --------        --------
                                           $  28 044        $     52          $    (17)       $ 28 079
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
                                           =========        ========          ========        ========

         Securities available for sale as of September 30, 1997 and December 31, 1996 are summarized below:

                                                                                     (000 Omitted)
                                                                                  September 30, 1997
                                                              -----------------------------------------------------------
                                                                                Gross              Gross
                                                              Amortized       Unrealized        Unrealized        Fair
                                                                 Cost           Gains            (Losses)         Value
                                                              ---------        --------          --------        --------
         Securities available for sale:
           U.S. Treasury securities                           $   9 986        $     19          $    (30)       $  9 975
           Federal Home Loan Bank stock                             402             --                --              402
                                                              ---------        --------          --------        --------
                                                              $  10 388        $     19          $    (30)       $ 10 377
                                                              =========        ========          ========        ========

                                                                                (000 Omitted)
                                                                           December 31, 1996
                                                              -----------------------------------------------------------
                                                                                Gross             Gross
                                                              Amortized       Unrealized        Unrealized         Fair
                                                                 Cost           Gains            (Losses)         Value
                                                              ---------        --------          --------        --------
         Securities available for sale:
           U.S. Treasury securities                           $  14 011        $     12          $    (74)       $ 13 949
           Federal Home Loan Bank stock                             387             --                --              387
                                                              ---------        --------          --------        --------
                                                              $  14 398        $     12          $    (74)       $ 14 336
                                                              =========        ========          ========        ========


3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                           (000 Omitted)
                                                                              September 30             December 31
                                                                                 1997                      1996
                                                                              -----------               ----------
         Real estate loans:
           Construction and land development                                  $    502                  $    759
           Secured by farmland                                                   1 727                     1 501
           Secured by 1-4 family residential                                    43 390                    38 221
           Other real estate loans                                              12 369                    12 125
         Loans to farmers (except those secured
           by real estate)                                                         306                       229
         Commercial and industrial loans (except those
           secured by real estate)                                               1 854                     1 857
         Loans to individuals for personal expenditures                         18 261                    18 655
         All other loans                                                           294                       178
                                                                              --------                  --------

                  Total loans                                                 $ 78 703                  $ 73 525
                                                                              ========                  ========

4. The following is a summary of transactions in the reserve for loan losses:

                                                                                       (000 Omitted)
                                                                             September 30         December 31
                                                                                 1997                 1996
                                                                             ------------         -----------
         Balance at beginning of period                                       $  1 139              $    899

           Provision charged to operating expense                                  125                   100
           Recoveries added to the reserve                                          29                   238
           Loan losses charged to the reserve                                      (97)                  (98)
                                                                              --------              --------

         Balance at end of period                                             $  1 196              $  1 139
                                                                              ========              ========

Information about impaired loans as of September 30, 1997 and December 31, 1996 is as follows:

                                                                                                (000 Omitted)
                                                                                      ---------------------------------
                                                                                      September 30          December 31
                                                                                          1997                 1996
                                                                                      ------------          -----------
         Impaired loans for which a reserve has been
           provided                                                                       $ 398                 $ 407
         Impaired loans for which no reserve has been
           provided                                                                         --                    --
                                                                                          -----                 -----
                           Total impaired loans                                           $ 398                 $ 407
                                                                                          =====                 =====

         Reserve provided for impaired loans, included
           in the reserve for loan losses                                                 $ 199                 $ 204

         Average balance in impaired loans                                                $ 402                 $ 472

         Interest income recognized                                                       $  27                 $  36

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at September 30, 1997 and December 31, 1996. If interest on these loans had been accrued, such income would have approximated $21,890 for the first nine months of 1997 and $28,494 in 1996.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Between December 31, 1996 and September 30, 1997, total assets increased $6,488,000. The September 30 annualized return on average assets is 1.39% compared to 1.13% at December 31. At September 30 the annualized return on average equity is 11.62% compared to 10.19% at December 31. The leverage capital (equity to assets) ratio is 11.75% at September 30 compared to 11.43% at December 31. Since dividends are paid on a semi-annual basis, this ratio may seem higher at the end of the first and third quarters of the year.

The increase in assets is a combination of a decrease in the securities portfolio, an increase in the loan portfolio and an increase in cash and cash equivalents. As noted for the second quarter, the increase in loans is primarily for real estate secured by 1-4 family residential property.

Floating rate loans make up 39% of the loan portfolio at September 30 as compared with 29% at December 31.

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

                                                         (000 Omitted)
                                                       September 30, 1997
                                                       ------------------
         Balance at beginning of period                    $1 139
         Charge-offs:
           Commercial, financial and agricultural             --
           Real estate - construction                         --
           Real estate - mortgage                             --
           Consumer                                            97
                                                           ------
                  Total charge-offs                            97
                                                           ------
         Recoveries:
           Commercial, financial and agricultural             --
           Real estate - construction                         --
           Real estate - mortgage                             --
           Consumer                                            29
                                                           ------
                  Total recoveries                             29
                                                           ------
         Net charge-offs                                       68
         Additions charged to operations                      125
                                                           ------
         Balance at end of period                          $1 196
                                                           ======

         Ratio of net charge-offs during
           the period to average loans
           outstanding during the period                    .0893%
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

                                                           (000 Omitted)
                                                        September 30, 1997
                                                        ------------------
         Nonaccrual loans                                     $ 285
         Restructured loans                                     --
         Foreclosed properties                                  --
                                                              -----
           Total nonperforming assets                         $ 285
                                                              =====

         Loans past due 90 days accruing interest             $ 137
                                                              =====

         Reserve for loan losses to period end loans          1.52%
         Nonperforming assets to period end loans and
           foreclosed properties                               .36%

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $285,150 at September 30, 1997. If interest on these loans had been accrued, such income would have approximated $21,890 for the nine months ended September 30, 1997.

At September 30, 1997, other potential problem loans totalled $45,705. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have increased $5,467,000 as of September 30 compared with December 31, 1996. In August 1997, the Corporation began offering a new type of NOW account called Select Checking that pays a higher rate of interest than other NOW accounts on balances of $5,000 and above. As of September 30, the balance in Select Checking accounts is approximately $6,000,000. NOW accounts (other than Select Checking) and savings accounts have decreased in total about $3,500,000 since December 31. Certificates of deposit have increased almost $2,000,000 since December 31. Balances in demand deposits and money market accounts remain basically unchanged compared to December 31.

The comparison of the income statements for the three months ended September 30, 1997 and 1996 shows an increase of 6% in net income in 1997. Net interest income increased 9% with increases in interest income and in interest expense. Noninterest income increased 2% with increases in fiduciary activities income and service charges on deposit accounts. Noninterest expenses increased 2%.

The comparison of the income statements for the nine months ended September 30, 1997 and 1996 shows an increase in net income of 42% in 1997. Interest income has increased about 6% in 1997 compared to 1996, and interest expense has decreased less than 1%. The increase in interest income is from an increase in interest and fees on loans due to increased loan balances and increased rates and an increase in interest on securities due primarily to increased rates. The decrease in interest expense is primarily due to decreased interest rates.

Noninterest income has increased 16% as of September 30, 1997 compared with September 30, 1996. The increase includes increases in commissions and fees from fiduciary activities and service charges on deposit accounts. The increased service charges are due to increases in some existing fees and the start of fees on customer ATM transactions at foreign ATM's.

Noninterest expense has decreased 3% as of September 30, 1997 compared with September 30, 1996. The major decreases are in occupancy expense and other operating expenses.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and existing cash were used to fund investing activities. Financing activities were funded through an increase in total deposits. Cash and cash equivalents have increased during this period insuring liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

                                        POTOMAC BANCSHARES, INC.



Date  November 12, 1997                 /s/ Charles W. LeMaster
     ______________________             _____________________________________
                                        Charles W. LeMaster, President & CEO



Date  November 12, 1997                 /s/ L. Gayle Marshall Johnson
     ______________________             _____________________________________
                                        L. Gayle Marshall Johnson, Vice
                                          President & Chief Financial Officer