Form 10KSB
period 1997-12-31
POTOMAC BANCSHARES INC
filed 1998-03-30
CIK 925173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark one)

XXX      Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934 (Fee required)

         For the fiscal year ended December 31, 1997

         Transition  report  under  Section  13 or 15(d) of the  Securities
---      Exchange  Act of 1934 (No fee required)

         For the transition period from        to
                                        ------    ------
         Commission File No. 0-24958


                            Potomac Bancshares, Inc.
                 (Name of Small Business Issuer in Its Charter)

West Virginia                                               55-0732247
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

111 East Washington Street
PO Box 906, Charles Town WV                                 25414-0906
(Address of Principal Executive Offices)                    (Zip Code)

                                  304-725-8431
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                         Name of Each Exchange
    Title of Each Class                  on  Which Registered
    -------------------                 ---------------------

NONE
---------------------------          ---------------------------

---------------------------          ---------------------------

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

Yes  XXX   No
    -----     -----

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

                                  $10,690,999
                                  -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $17,814,624
      -----------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No      Not Applicable  XXX
   -----    -----                -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                    600,000
                                    -------

Transitional Small Business Disclosure Format (check one):
Yes           No  XXX
    -----        -----

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents which are incorporated by reference in the Form 10-KSB Annual Report, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.

                                                                 Part of the Form 10-KSB Into Which
                  Document                                          the Document is Incorporated
                  --------                                       ----------------------------------
Portions of Potomac Bancshares, Inc.'s 1997 Annual            Part II, Items 6 and 7
Report to Shareholders for the year ended December 31, 1997

Portions of Potomac Bancshares, Inc.'s Proxy Statement for    Part III, Items 9, 10, 11 and 12
the 1998 Annual Meeting of Shareholders

PART I

ITEM  1. DESCRIPTION OF BUSINESS.

History and Operations
----------------------

         The Board of Directors of Bank of Charles Town (the "Bank") caused Potomac Bancshares, Inc. ("Bancshares") to be formed on March 2, 1994, as a single-bank holding company. To date, Bancshares' only activities have involved the acquisition of the Bank. Bancshares acquired all of the shares of common stock of the Bank on July 29, 1994.

         Bank of Charles Town is a West Virginia state-chartered bank which formed and opened for business in 1871. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. Engaged in general banking business with the primary market area being Jefferson County, West Virginia, the Bank also provides services to Washington County and Frederick County, Maryland; Loudoun County and Clarke County, Virginia; and Berkeley County, West Virginia. The main office is in Charles Town at 111 East Washington Street, with branch offices in Harpers Ferry, West Virginia and Kearneysville, West Virginia.

         The Bank provides consumers, businesses, and governments with a broad range of banking services, including personal lines of credit, home equity lines of credit, commercial, agricultural, real estate, and installment loans, checking, savings, NOW, and money market accounts, certificates of deposit, and individual retirement accounts. Automated teller machines located at each of the three offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, provide certain services to customers on a twenty-four hour basis. The trust and financial services department provides financial management, investment and trust services.

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

         Approximately 74% of the Bank's loans are secured by real estate. These loans had an average delinquency rate of 1.78% and a loss rate of .00% during 1997. These rates are based on comparisons to 1997 average total loans.

         As of December 31, 1997, aggregate dollar amounts in loan categories secured by real estate are as follows:

             Construction and land development              $    393,187
             Secured by farmland                               1,717,930
             Secured by 1-4 family residential                43,282,898
             Other                                            12,496,739
                                                            ------------

                                                            $ 57,890,754
                                                            ============

         Loans to individuals for personal expenditures are approximately 23% of the Bank's total loans at December 31, 1997. The aggregate balance of these loans was $17,705,824 at December 31, 1997. The majority of these are installment loans with the remainder made as term loans.

         The Bank's loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, since it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. This may make installment lending more risky than real estate lending; however, installment loans had an average delinquency rate of .40% and a loss rate of .21% in 1997 (based on comparisons to 1997 average total loans). This delinquency rate for installment loans is lower than the comparable rate for real estate loans.

         The Bank's policy for evaluating term loans involves consideration of credit history and current financial statements if the loan is of a certain amount and is unsecured. If loans are not paid at original scheduled maturity, information must be reviewed by a loan officer for a renewal. The average delinquency rate was .14% and the loss rate was .02% compared to average total loans in 1997.

         The remaining aggregate dollar amount of the Bank's loans is $2,616,384 at December 31, 1997. The amount includes:

         (1)  Dealer wholesale loans with generally no
              delinquencies or losses                               $  845,377

         (2)  Term loans for business and commercial purposes        1,199,745

         (3)  Industrial revenue bond loans secured by real estate     125,024

         (4)  Term loans for agricultural purposes                     269,682

         (5)  Other loans                                              176,556

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

Competition
-----------

         As of March 16, 1998, there were 53 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Bank in its market area.

         The Bank's market area is generally defined as Jefferson County, West Virginia. As of June 30, 1997, there were six banks in Jefferson County with 15 banking offices. The total deposits of those commercial banks as of June, 1997, were $404,459,000 and the Bank ranked number one with $108,197,000 or 26.8% of the total deposits in the market.

         For most of the services which the Bank performs, there is also competition from financial institutions other than commercial banks. For instance, credit unions and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, personal and corporate trust and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals. Due to the geographic location of the Bank's primary market area, the existence of larger financial institutions in Maryland, Virginia and Washington, D.C. influences the competition in the market area. In addition larger regional and national corporations continue to be increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. The principal competitive factors in the markets for deposits and loans are interest rates, either paid or charged. The chartering of numerous new banks in West Virginia and the opening of numerous federally chartered savings and loan associations have increased competition for the Bank. The 1986 legislation passed by the West Virginia Legislature allowing state-wide branch banking provided increased opportunities for the Bank, but it also increased competition for the Bank in its service area. With the beginning of reciprocal interstate banking in 1988, bank holding companies (such as Potomac Bancshares, Inc.) also face additional competition in efforts to acquire other subsidiaries throughout West Virginia.

         In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, bank holding companies are permitted to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. Commencing on June 1, 1997, the Act allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the Act allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on or before May 31, 1997. West Virginia adopted legislation, effective May 31, 1997, that allows for interstate branch banking by merger across state lines and allows for de novo branching and branching by purchase and assumption on a reciprocal basis with the home state of the bank in question. The effect of this legislation will likely be increased competition with West Virginia banks, including the Bank.

Employees
---------
         Bancshares currently has no employees.

         As of January 31, 1998, the Bank had 81 full-time employees and 7 part-time employees.

Supervision and Regulation
--------------------------

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

         Depository Institution Subsidiaries. Bank is subject to FDIC deposit insurance assessments. As of January 1, 1997, FDIC set the Financing Corporation
(FICO) Bank Insurance Fund (BIF) premium for the Bank at the annual rate of
1.256 basis points or .0001256 times the total deposits of the Bank. This premium is not tied to the Bank's risk classification. The rate of the premium based on the Bank's risk classification is still at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Bancshares' results of operations.

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

         Financial institutions are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.

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

         As of December 31, 1997, Bancshares had capital in excess of all applicable requirements as shown below:

                                              Actual           Required            Excess
                                          -------------      ------------      ------------
   Tier 1 capital:
      Common stock                        $     600,000
      Surplus                                 5,400,000
      Retained earnings                       9,291,741
                                          -------------
   Total tier 1 capital                   $  15,291,741       $ 2,641,634      $ 12,650,107
   Tier 2 capital:
      Allowance for loan losses (1)             829,378
                                          -------------

   Total risk-based capital               $  16,121,119       $ 5,283,268      $ 10,837,851
                                          =============       ===========      ============

   Risk-weighted assets                   $  66,040,845
                                          =============

   Tier 1 capital                         $  15,291,741       $ 3,877,101      $ 11,414,640
                                          =============       ===========      ============

   Average total assets                   $ 129,236,704
                                          =============


                                              Actual           Required            Excess
                                          -------------      ------------      ------------
   Capital ratios:
      Tier 1 risk-based capital ratio            23.15%             4.00%            19.15%
      Total risk-based capital ratio             24.41%             8.00%            16.41%
      Tier 1 capital to average total
        assets (leverage)                        11.83%             4.00%             7.83%

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following information reflects comparative per share data for the periods indicated for Bancshares Common Stock for (a) trading values, and (b) dividends. As of March 20, 1998, there were approximately 860 shareholders.

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

                                                  Price Range            Cash Dividends *
                                              High          Low           Paid per Share
               1996   First Quarter         $ 30.00      $ 25.00            $ N/A
                      Second Quarter          30.00        27.00              .35
                      Third Quarter           30.00        27.00              N/A
                      Fourth Quarter          31.00        28.00              .60

               1997   First Quarter         $ 30.00       $29.00            $ N/A
                      Second Quarter          32.00        30.00              .45
                      Third Quarter           32.00        30.00              N/A
                      Fourth Quarter          32.00        30.00              .70

* Dividends have been declared traditionally by Bancshares on a semi-annual basis.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information contained on pages 4-11 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM  7. FINANCIAL STATEMENTS.

         The information contained on pages 13-29 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information contained on pages 4-6 and 13 of the Proxy Statement dated March 27, 1998, for the April 28, 1998 Annual Meeting under the captions "Management Nominees to the Board of Potomac," "Directors Continuing to Serve Unexpired Terms," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

         The Executive Officers are as follows:

       Name                   Position Since          Age              Principal Occupation
       ----                   --------------          ---              --------------------
Charles W. LeMaster        President & CEO             56              Employed at Bank since 1983; President
                           1994                                        & CEO since 1991.

William R. Harner          Sr. Vice President,         57              Employed at Bank since 1967; Sr. Vice
                           Secretary & Treasurer                       President & Cashier since 1988.
                           1994

Gayle Marshall Johnson     Vice President & Chief      48              Employed with the Bank 1977-1985 as
                           Financial Officer                           as internal auditor.  Rejoined Bank in 1988
                           1994                                        as Financial Officer.  Vice President &
                                                                       Financial Officer of Bank since 1990.

Donald S. Smith            Vice President &            69              Employed at Bank 1947 to 1991; President
                           Assistant Secretary                         1979 to 1991 (retired).
                           1994

ITEM 10. EXECUTIVE COMPENSATION.

         The information contained on pages 8-9 and 12 of the Proxy Statement dated March 27, 1998, for the April 28, 1998 Annual Meeting under the captions "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained on pages 6-8 of the Proxy Statement dated March 27, 1998, for the April 28, 1998 Annual Meeting under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Nominees, Directors and Officer" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained on page 12 of the Proxy Statement dated March 27, 1998, for the April 28, 1998 Annual Meeting under the caption "Certain Transactions with Directors, Officers and Their Associates" is incorporated herein by reference.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

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

             3.2 Amendments to Articles of Incorporation of Potomac Bancshares, Inc. adopted by shareholders on April 25, 1995 and filed with the West Virginia Secretary of State on May 23, 1995, and incorporated by reference from Potomac's Form 10-KSB for the year ended December 31, 1995 and filed with the Securities and Exchange Commission, file no. 0-24958.

             3.3 Bylaws of Potomac Bancshares, Inc. filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994: Registration no. 33-80092.

             3.4 Amended and Restated Bylaws of Potomac Bancshares, Inc. adopted by shareholders April 25, 1995 and incorporated by reference from Potomac's Form 10-KSB for the year ended December 31, 1995 and filed with the Securities and Exchange Commission, file no. 0-24958.

             13    1997 Annual Report to Shareholders

             21    Subsidiaries of the Registrant

             27    Financial Data Schedule

             99   Proxy Statement for the 1998 Annual Meeting for Potomac

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.


By /s/ Charles W. LeMaster                        March 24, 1998
   ___________________________________                 ----
   Charles W. LeMaster
   President & Chief Executive Officer


By /s/ L. Gayle Marshall Johnson                 March  24, 1998
   ___________________________________                 ----
   L. Gayle Marshall Johnson
   Vice President & Chief Financial Officer
   & Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title                                Date
-----------------                                ----

By /s/ John P. Burns, Jr.                        March  24, 1998
   ___________________________________                 ----
   John P. Burns, Jr., Director

By /s/ Robert W. Butler                          March  24, 1998
   ___________________________________                 ----
   Robert W. Butler, Director

By /s/ Guy Gary Chicchirichi                     March  24, 1998
   ___________________________________                 ----
   Guy Gary Chicchirichi, Director

By /s/ Thomas C. G. Coyle                        March  24, 1998
   ___________________________________                 ----
   Thomas C. G. Coyle, Director


By /s/ Francis M. Frye                           March  24, 1998
   ___________________________________                 ----
   Francis M. Frye, Director

Signature & Title                                Date
-----------------                                ----

By /s/ William R. Harner                         March  24, 1998
   ___________________________________                 ----
   William R. Harner, Director,
   Sr. Vice President, Secretary &
   Treasurer

By                                               March    , 1998
   ___________________________________                 ----
   E. William Johnson, Director


By /s/ Charles W. LeMaster                       March  24, 1998
   ___________________________________                 ----
   Charles W. LeMaster, Director,
   President, Chief Executive Officer

By /s/ Minnie R. Mentzer                         March  24, 1998
   ___________________________________                 ----
   Minnie R. Mentzer, Director

By /s/ James E. Senseney                         March  24, 1998
   ___________________________________                 ----
   James E. Senseney, Director

By                                               March    , 1998
   ___________________________________                 ----
   John C. Skinner, Jr., Director


By /s/ Donald S. Smith                           March  24, 1998
   ___________________________________                 ----
   Donald S. Smith, Director