Form 10QSB
period 1998-03-31
POTOMAC BANCSHARES INC
filed 1998-05-14
CIK 925173

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 XX    Quarterly report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934

For quarterly period ended  March 31, 1998
                           ----------------

       Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from                   to
                               -----------------    -----------------
Commission file number 0-24958

                            Potomac Bancshares, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

West Virginia                                        55-0732247
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification Number)

111 East Washington Street, Charles Town WV          25414-1071
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

Yes  XXX    No
    -----      -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No             Not applicable
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
 600,000 shares
----------------

         Transitional Small Business Disclosure Format (check one):

Yes         No  XXX
    -----      -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)




                                                       (Unaudited)
                                                        March 31     December 31
                                                          1998          1997
                                                       ----------    -----------
Assets:
  Cash and due from banks                               $  3,836      $  4,518
  Securities (fair value:  March 31, 1998,
    $41,506; December 31, 1997, $37,508)
    (Note 2)                                              41,457        37,444
  Securities purchased under agreements to resell         11,100         8,600
  Loans (Note 3)                                          78,190        78,213
    Less reserve for loan losses (Note 4)                 (1,067)       (1,139)
                                                        --------      --------
      Net loans                                           77,123        77,074
  Bank premises and equipment, net                         1,201         1,202
  Accrued interest receivable                              1,080         1,009
  Other assets                                               757           710
                                                        --------      --------

        Total Assets                                    $136,554      $130,557
                                                        ========      ========


Liabilities and Stockholders' Equity:
Liabilities:
  Non-interest bearing deposits                         $ 14,180      $ 15,014
  Interest bearing deposits                              105,329        99,168
                                                        --------      --------
        Total Deposits                                   119,509       114,182
  Accrued interest payable                                   341           343
  Other liabilities                                          968           734
                                                        --------      --------
        Total Liabilities                               $120,818      $115,259
                                                        --------      --------

Stockholders' Equity:
  Common stock par value $1.00 per share
    (5,000,000 shares authorized, 600,000 shares
    issued and outstanding)                             $    600      $    600
  Surplus                                                  5,400         5,400
  Accumulated other comprehensive income                       9             6
  Undivided profits                                        9,727         9,292
                                                        --------      --------
        Total Stockholders' Equity                        15,736        15,298
                                                        --------      --------

          Total Liabilities and Stockholders' Equity    $136,554      $130,557
                                                        ========      ========






See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                    For the Three Months
                                                       Ended March 31
                                                    --------------------
                                                      1998       1997
                                                    ---------  ---------
Interest Income:
  Interest and fees on loans                          $1,768      $1,715
  Interest on investment securities
    Taxable                                              400         396
  Interest and dividends on securities
     available for sale
       Taxable                                           186         184
       Dividends                                           6           6
  Interest on securities purchased
    under agreements to resell                            99          43
                                                      ------      ------

          Total Interest Income                       $2,459      $2,344

Interest Expense:
  Interest on deposits                                $1,028      $  881
  Interest on federal funds purchased                    --           --
                                                      ------      ------

          Total Interest Expense                      $1,028      $  881
                                                      ------      ------

          Net Interest Income                         $1,431      $1,463

Provision for Loan Losses                                --           --
                                                      ------      ------

          Net Interest Income after
            Provision for Loan Losses                 $1,431      $1,463
                                                      ------      ------

Other Income:
  Commissions and fees from fiduciary
    activities                                        $  143      $  122
  Service charges on deposit accounts                     93         101
  Fees for other customer services                        37          41
  Other operating income                                   8          16
                                                      ------      ------

          Total Other Income                          $  281      $  280
                                                      ------      ------

Other Expenses:
  Salaries and employee benefits                      $  650      $  597
  Net occupancy expense of premises                       45          47
  Furniture and equipment expenses                        84          86
  Deposit insurance                                        4           3
  Other operating expenses                               236         270
                                                      ------      ------

          Total Other Expenses                        $1,019      $1,003
                                                      ------      ------


          Income before Income Tax Expense            $  693      $  740

Income Tax Expense                                       258         273
                                                      ------      ------

          Net Income                                  $  435      $  467
                                                      ======      ======
Earnings Per Share, basic and diluted                 $  .73      $  .78
                                                      ======      ======



See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (000 Omitted)
                                  (Unaudited)

                                                                                         Unrealized
                                                                                       Gain (Loss) on
                                                                                         Securities
                                      Common     Capital   Comprehensive   Undivided    Available for
                                       Stock     Surplus      Income        Profits       Sale, Net      Total
                                      ------     -------   -------------   ---------   --------------   -------
Balances, January 1, 1998              $600       $5,400                    $9,292        $    6        $15,298

 Comprehensive income

  Net income                             --           --    $   435            435            --            435
  Other comprehensive
    income, net of tax
      Unrealized gain
        (loss) on
        securities                       --           --          3             --             3              3
                                                            -------
 Comprehensive Income                                       $   438
                                                            =======
                                       ----       ------                    ------        ------        -------
Balances, March 31, 1998               $600       $5,400                    $9,727        $    9        $15,736
                                       ====       ======                    ======        ======        =======


Balances, January 1, 1997              $600       $5,400                    $8,260        $  (41)       $14,219

 Comprehensive income

  Net income                             --           --    $   467            467            --            467
  Other comprehensive
    income, net of tax
      Unrealized gain
        (loss) on
        securities                       --           --        (27)            --           (27)           (27)
                                                            -------
 Comprehensive Income                                       $   440
                                                            =======
                                       ----       ------                    ------        ------        -------
Balances, March 31, 1997               $600       $5,400                    $8,727        $  (68)       $14,659
                                       ====       ======                    ======        ======        =======



See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                         March 31         March 31
                                                                           1998             1997
                                                                        ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   435            $   467
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                              --                 --
      Depreciation                                                           46                 48
      Amortization                                                            3                  3
      Discount accretion and premium
        amortization on securities, net                                       1                  8
      Loss on sale of real estate                                            --                 --
      (Increase) in accrued interest
        receivable                                                          (71)               (14)
      (Increase) in other assets                                            (50)                (7)
      Increase (decrease) in accrued interest
        payable                                                              (2)                 2
      Increase in other liabilities                                         232                208
                                                                        -------            -------
            Net cash provided by operating
              activities                                                $   594            $   715
                                                                        -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investment securities                       $ 1,000            $ 4,000
  Proceeds from maturity of securities available
    for sale                                                              1,000                 --
  Purchase of investment securities                                      (6,009)            (6,049)
  Purchase of securities available for sale                                  --                (15)
  Net (increase) in loans                                                   (49)            (1,183)
  Purchases of bank premises and equipment                                  (45)                (6)
  Proceeds from sale of real estate                                          --                 --
                                                                        -------            -------
            Net cash (used in) investing
              activities                                                $(4,103)           $(3,253)
                                                                        -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                                       $ 4,062            $  (500)
  Net increase in certificates of deposit                                 1,265              1,264
                                                                        -------            -------
            Net cash provided by financing
              activities                                                $ 5,327            $   764
                                                                        -------            -------

            Increase (decrease) in cash and cash
              equivalents                                               $ 1,818            $(1,774)

CASH AND CASH EQUIVALENTS
  Beginning                                                              13,118              8,201
                                                                        -------            -------

  Ending                                                                $14,936            $ 6,427
                                                                        =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                            $ 1,030            $   879
                                                                        =======            =======

    Income taxes                                                        $     7            $    --
                                                                        =======            =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Unrealized gain (loss) on securities
    available for sale                                                  $     5            $   (41)
                                                                        =======            =======


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1997. The results of operations for the three month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.


2. Securities held to maturity as of March 31, 1998 and December 31, 1997 are summarized below:

                                                          (000 Omitted)
                                                          March 31, 1998
                                         ----------------------------------------------
                                                        Gross         Gross
                                         Amortized    Unrealized    Unrealized     Fair
                                            Cost        Gains        (Losses)     Value
                                         ---------    ----------    ----------    -----
      Securities held to maturity:
        U.S. Treasury securities          $11,041         $29          $ (1)    $11,069
        Obligations of U.S.
          Government agencies              18,004          35           (14)     18,025
                                          -------         ---          ----     -------

                                          $29,045         $64          $(15)    $29,094
                                          =======         ===          ====     =======


                                                          (000 Omitted)
                                                        December 31, 1997
                                         ----------------------------------------------
                                                        Gross         Gross
                                         Amortized    Unrealized    Unrealized     Fair
                                            Cost        Gains        (Losses)     Value
                                         ---------    ----------    ----------    -----
      Securities held to maturity:
        U.S. Treasury securities          $12,045         $33          $ (1)    $12,077
        Obligations of U.S.
          Government agencies              11,995          32            --      12,027
                                          -------         ---          ----     -------

                                          $24,040         $65          $ (1)    $24,104
                                          =======         ===          ====     =======

      Securities available for sale as of March 31, 1998 and December 31, 1997 are summarized below:

                                                          (000 Omitted)
                                                          March 31, 1998
                                         ----------------------------------------------
                                                        Gross         Gross
                                         Amortized    Unrealized    Unrealized     Fair
                                            Cost        Gains        (Losses)     Value
                                         ---------    ----------    ----------    -----
      Securities available for sale:
         U.S. Treasury securities         $ 6,992         $21          $(15)    $ 6,998
         Obligations of U.S.
             Government agencies            5,004           8            --       5,012
        Federal Home Loan Bank stock          402          --            --         402
                                          -------         ---          ----     -------

                                          $12,398         $29          $(15)    $12,412
                                          =======         ===          ====     =======


                                                          (000 Omitted)
                                                        December 31, 1997
                                         ----------------------------------------------
                                                        Gross         Gross
                                         Amortized    Unrealized    Unrealized     Fair
                                            Cost        Gains        (Losses)     Value
                                         ---------    ----------    ----------    -----
      Securities available for sale:
         U.S. Treasury securities         $ 7,988         $26          $(20)    $ 7,994
         Obligations of U.S.
             Government agencies            5,005           4            (1)      5,008
        Federal Home Loan Bank stock          402          --            --         402
                                          -------         ---          ----     -------

                                          $13,395         $30          $(21)    $13,404
                                          =======         ===          ====     =======

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                              (000 Omitted)
                                                           March 31  December 31
                                                             1998        1997
                                                           --------  -----------
         Real estate loans:
           Construction and land development                $   232    $   393
           Secured by farmland                                1,413      1,718
           Secured by 1-4 family residential                 44,063     43,283
           Other real estate loans                           12,795     12,497
         Loans to farmers (except those secured
           by real estate)                                      250        270
         Commercial and industrial loans (except those
           secured by real estate)                            2,187      2,045
         Loans to individuals for personal expenditures      16,979     17,706
         All other loans                                        271        301
                                                            -------    -------

                  Total loans                               $78,190    $78,213
                                                            =======    =======

4. The following is a summary of transactions in the reserve for loan losses:

                                                              (000 Omitted)
                                                           March 31  December 31
                                                             1998        1997
                                                           --------  -----------
         Balance at beginning of period                     $1,139     $1,139

           Provision charged to operating expense               --        128
           Recoveries added to the reserve                       7         48
           Loan losses charged to the reserve                  (79)      (176)
                                                            ------     ------

         Balance at end of period                           $1,067     $1,139
                                                            ======     ======

Information about impaired loans as of March 31, 1998 and December 31, 1997 is as follows:


                                                              (000 Omitted)
                                                           March 31  December 31
                                                             1998        1997
                                                           --------  -----------
         Impaired loans for which a reserve has been
           provided                                           $398     $398
         Impaired loans for which no reserve has been
           provided                                             --       --
                                                              ----     ----
                  Total impaired loans                        $398     $398
                                                              ====     ====

         Reserve provided for impaired loans, included
           in the reserve for loan losses                     $199     $199

         Average balance in impaired loans                    $398     $399

         Interest income recognized                           $  8     $ 34

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $-0- at March 31, 1998 and $285,150 at December 31, 1997. If interest on these loans had been accrued, such income would have been $-0- for the first three months of 1998 and $29,267 in 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Between December 31, 1997 and March 31, 1998, total assets increased $5,997,000. The March 31 annualized return on average assets is 1.30% compared to 1.36% at December 31. At March 31 the annualized return on average equity is 11.21% compared to 11.58% at December 31. The leverage capital (equity to assets) ratio is 11.52% at March 31 compared to 11.83% at December 31.

The increase in assets is a combination of an increase in the securities portfolio and an increase in securities purchased under agreements to resell. The asset increases are offset on the liability side by increases in deposits.

Floating rate loans make up 44% of the loan portfolio at March 31, 1998.

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

                                                          (000 Omitted)
                                                          March 31, 1998
                                                          --------------
         Balance at beginning of period                       $1,139
         Charge-offs:
           Commercial, financial and agricultural                 --
           Real estate - construction                             --
           Real estate - mortgage                                 --
           Consumer                                               79
                                                              ------
               Total charge-offs                                  79
                                                              ------
         Recoveries:
           Commercial, financial and agricultural                 --
           Real estate - construction                             --
           Real estate - mortgage                                 --
           Consumer                                                7
                                                              ------
               Total recoveries                                    7
                                                              ------
         Net charge-offs                                          72
         Additions charged to operations                          --
                                                              ------
         Balance at end of period                             $1,067
                                                              ======

         Ratio of net charge-offs during
           the period to average loans
           outstanding during the period                       .0921%
                                                               =====

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

                                                          (000 Omitted)
                                                          March 31, 1998
                                                          --------------
         Nonaccrual loans                                       $ --
         Restructured loans                                       --
         Foreclosed properties                                   100
                                                                ----
           Total nonperforming assets                           $100
                                                                ====

         Loans past due 90 days accruing interest               $ 62
                                                                ====

         Reserve for loan losses to period end loans            1.36%
         Nonperforming assets to period end loans and
           foreclosed properties                                 .13%

There were no loans on nonaccrual status at March 31, 1998.

At March 31, 1998, other potential problem loans totalled $31,815. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have increased $5,327,000 as of March 31, 1998 compared with December 31, 1997. The Select Checking balances have increased from $11,000,000 at December 31, 1997 to $17,000,000 at March 31, 1998. Select Checking is the NOW account started in August 1997 that pays a higher rate of interest on balances of $5,000 or more. Money market accounts have decreased slightly over $1,000,000 and certificates of deposits have increased slightly over $1,000,000 as of March 31 compared with December 31. Non-interest bearing deposits have decreased approximately $1,000,000 at March 31 compared with December 31. NOW accounts (other than Select Checking) and savings accounts remain basically unchanged when comparing March 31 to December 31.

The comparison of the income statements for the three months ended March 31, 1998 and 1997 shows a decrease of 7% in net income in 1998. Net interest income decreased 2% with increases in interest income and in interest expense.

Interest income increased 5% as of March 31, 1998 compared with March 31, 1997. This is due to increased balances in the loan portfolio and securities purchased under agreements to resell. Interest expense has increased 17% as of March 31, 1998 compared with March 31, 1997. This increase is due to the increase in deposits overall of which a good portion went to Select Checking and the movement of funds into Select Checking from existing deposit accounts paying a lower interest rate.

Noninterest income remained about the same in 1998 as in 1997, although income from fiduciary activities increased 17% and the other categories of income decreased. Noninterest expenses increased almost 2%. Salaries and employee benefits increased 9% due to increases in salaries and wages and group insurance expenses. There were decreases in the other noninterest expense categories.

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

                                         POTOMAC BANCSHARES, INC.



Date  May 12, 1998                       /s/ Charles W. LeMaster
     ___________________                 ____________________________________
                                         Charles W. LeMaster, President & CEO


Date  May 12, 1998                       /s/ L. Gayle Marshall Johnson
     ___________________                 ____________________________________
                                         L. Gayle Marshall Johnson, Vice
                                         President & Chief Financial Officer