Form 10QSB
period 1998-06-30
POTOMAC BANCSHARES INC
filed 1998-08-13
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

XX Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of -- 1934

For quarterly period ended June 30, 1998

    Transition report under Section 13 or 15(d) of the Exchange Act
--

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
                                 (000 OMITTED)

                                                                                (Unaudited)
                                                                                  June 30          December 31
                                                                                    1998               1997
                                                                              ----------------    --------------
Assets:
    Cash and due from banks                                                   $         4,388      $      4,518
    Securities (fair value:  June 30, 1998, $45,594;
       December 31, 1997, $37,508) (Note 2)                                            45,529            37,444
    Securities purchased under agreements to resell                                     7,800             8,600
    Loans (Note 3)                                                                     79,024            78,213
       Less reserve for loan losses (Note 4)                                           (1,130)           (1,139)
                                                                              ---------------      ------------
          Net loans                                                                    77,894            77,074
    Bank premises and equipment, net                                                    1,210             1,202
    Accrued interest receivable                                                         1,159             1,009
    Other assets                                                                          736               710
                                                                              ---------------      ------------

              Total Assets                                                    $       138,716      $    130,557
                                                                              ===============      ============

Liabilities and Stockholders' Equity:
Liabilities:
    Non-interest bearing deposits                                             $        15,342      $     15,014
    Interest bearing deposits                                                         106,381            99,168
                                                                              ---------------      ------------
          Total Deposits                                                              121,723           114,182
    Accrued interest payable                                                              358               343
    Other liabilities                                                                     829               734
                                                                              ---------------      ------------
          Total Liabilities                                                   $       122,910      $    115,259
                                                                              ---------------      ------------

Stockholders' Equity:
    Common stock par value $1.00 per share (5,000,000 shares
       authorized, 600,000 shares issued and outstanding)                     $           600      $        600
    Surplus                                                                             5,400             5,400
    Accumulated other comprehensive income                                                 25                 6
    Undivided profits                                                                   9,781             9,292
                                                                              ---------------      ------------
          Total Stockholders' Equity                                                   15,806            15,298
                                                                              ---------------      ------------

              Total Liabilities and Stockholders' Equity                      $       138,716      $    130,557
                                                                              ===============      ============


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                     For the Three Months             For the Six Months
                                                                         Ended June 30                   Ended June 30
                                                                   ------------------------         ----------------------
                                                                     1998             1997            1998          1997
                                                                     ----             ----            ----          ----
Interest Income:
    Interest and fees on loans                                  $    1,740        $    1,743     $    3,508    $    3,458
    Interest on investment securities
       Taxable                                                         489               416            889           812
    Interest and dividends on securities available for sale
       Taxable                                                         173               186            359           370
       Dividends                                                         7                 6             13            12
    Interest on securities purchased under agreements
       to resell                                                        91                16            190            59
                                                                ----------        ----------     ----------    ----------

              Total Interest Income                             $    2,500        $    2,367     $    4,959    $    4,711

Interest Expense:
    Interest on deposits                                        $    1,092        $      893     $    2,120    $    1,774
    Interest on federal funds purchased                                 --                 5             --             5
                                                                ----------        ----------     ----------    ----------

              Total Interest Expense                            $    1,092        $      898     $    2,120    $    1,779
                                                                ----------        ----------     ----------    ----------

              Net Interest Income                               $    1,408        $    1,469     $    2,839    $    2,932

Provision for Loan Losses                                               75                75             75            75
                                                                ----------        ----------     ----------    ----------

              Net Interest Income after
                 Provision for Loan Losses                      $    1,333        $    1,394     $    2,764    $    2,857
                                                                ----------        ----------     ----------    ----------

Other Income:
    Commissions and fees from fiduciary activities              $      143        $      141     $      286    $      263
    Service charges on deposit accounts                                 98               100            191           201
    Fees for other customer services                                    45                46             82            87
    Other operating income                                               7                 8             15            24
                                                                ----------        ----------     ----------    ----------

              Total Other Income                                $      293        $      295     $      574    $      575
                                                                ----------        ----------     ----------    ----------

Other Expenses:
    Salaries and employee benefits                              $      635        $      605     $    1,285    $    1,202
    Net occupancy expense of premises                                   48                44             93            91
    Furniture and equipment expenses                                    82                81            166           167
    Deposit insurance                                                    3                 3              7             6
    Other operating expenses                                           297               271            533           541
                                                                ----------        ----------     ----------    ----------

              Total Other Expenses                              $    1,065        $    1,004     $    2,084    $    2,007
                                                                ----------        ----------     ----------    ----------

              Income before Income Tax Expense                  $      561        $      685     $    1,254    $    1,425

Income Tax Expense                                                     207               247            465           520
                                                                ----------        ----------     ----------    ----------

              Net Income                                        $      354        $      438     $      789    $      905
                                                                ==========        ==========     ==========    ==========

Earnings Per Share, basic and diluted                           $      .59        $      .73     $     1.32    $     1.51
                                                                ==========        ==========     ==========    ==========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (000 Omitted)
                                  (Unaudited)

                                                                                                      Accumulated
                                                                                                         Other
                                          Common    Capital      Comprehensive       Undivided       Comprehensive
                                          Stock     Surplus          Income           Profits            Income           Total
                                          -----     -------      -------------       ---------       -------------        -----
Balances, January 1, 1998              $     600   $   5,400                        $      9,292       $      6       $    15,298

    Comprehensive income

       Net income                             --          --       $     789                 789             --               789
       Other comprehensive income,
          net of tax
              Change in unrealized
                 gain (loss) on
                 securities                   --          --              19                  --             19                19
                                                                   ---------

    Comprehensive income                                           $     808
                                                                   =========

    Cash dividends                            --          --                                (300)            --              (300)
                                       ---------   ---------                        ------------       --------       -----------

Balances, June 30, 1998                $     600   $   5,400                        $      9,781       $     25       $    15,806
                                       =========   =========                        ============       ========       ===========


Balances, January 1, 1997              $     600   $   5,400                        $      8 260       $    (41)      $    14,219

    Comprehensive income

       Net income                             --          --       $     905                 905             --               905
       Other comprehensive income,
          net of tax
              Change in unrealized
                 gain (loss) on
                 securities                   --          --              12                    --           12                12
                                                                   ---------

    Comprehensive income                                           $     917
                                                                   =========

    Cash dividends                            --          --                                (270)            --              (270)
                                       ---------   ---------                        ------------       --------       -----------

Balances, June 30, 1997                $     600   $   5,400                        $      8,895       $    (29)      $    14,866
                                       =========   =========                        ============       ========       ===========



See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                                            For the Six Months Ended
                                                                                         -----------------------------
                                                                                         June 30               June 30
                                                                                          1998                  1997
                                                                                         -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $       789             $      905
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                           75                     75
          Depreciation                                                                        93                     97
          Amortization                                                                         6                      6
          Discount accretion and premium amortization on
              securities, net                                                                  6                     21
          Loss on sale of real estate                                                         --                     --
          (Increase) in accrued interest receivable                                         (151)                   (83)
          (Increase) in other assets                                                         (45)                   (43)
          Increase in accrued interest payable                                                16                      3
          Increase in other liabilities                                                       98                  1,520
                                                                                     -----------             ----------
                    Net cash provided by operating activities                        $       887             $    2,501
                                                                                     -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities                                  $     2,000             $    4,000
    Proceeds from maturity of securities available for sale                                1,000                     --
    Purchase of investment securities                                                    (11,015)                (6,049)
    Purchase of securities available for sale                                                (48)                   (15)
    Net (increase) in loans                                                                 (950)                (4,384)
    Purchases of bank premises and equipment                                                (101)                   (13)
    Proceeds from sale of real estate                                                         55                     --
                                                                                     -----------             ----------
                    Net cash (used in) investing activities                          $    (9,059)            $   (6,461)
                                                                                     -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, NOW accounts and
       savings accounts                                                                  $ 5,990             $   (1,765)
    Net increase in certificates of deposit                                                1,552                  1,436
    Cash dividends                                                                          (300)                  (270)
                                                                                     -----------             ----------
                    Net cash provided by (used in) financing activities              $     7,242             $     (599)
                                                                                     -----------             ----------

                    (Decrease) in cash and cash equivalents                          $      (930)            $   (4,559)

CASH AND CASH EQUIVALENTS
    Beginning                                                                             13,118                  8,201
                                                                                     -----------             ----------

    Ending                                                                           $    12,188             $    3,642
                                                                                     ===========             ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $     2,105             $    1,771
                                                                                     ===========             ==========

       Income taxes                                                                  $       435             $      687
                                                                                     ===========             ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $        55             $       --
                                                                                     ===========             ==========

    Unrealized gain (loss) on securities available for sale                          $        28             $       17
                                                                                     ===========             ==========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and December 31, 1997, the results of operations for the three months ended June 30, 1998 and 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1997. The results of operations for the six month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of June 30, 1998 and December 31, 1997 are summarized below:

                                                                                    (000 Omitted)
                                                                                    June 30, 1998
                                                            ---------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                               Cost           Gains          (Losses)           Value
                                                            ---------      ----------       ----------          -----
             Securities held to maturity:
                U.S. Treasury securities                  $      10,035    $      38           $   --       $     10,073
                Obligations of U.S. Government
                   agencies                                      23,008           40              (13)            23,035
                                                          -------------    ---------           ------       ------------

                                                          $      33,043    $      78           $  (13)      $     33,108
                                                          =============    =========           ======       ============

                                                                                    (000 Omitted)
                                                                                  December 31, 1997
                                                            ---------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                               Cost           Gains          (Losses)           Value
                                                            ---------      ----------       ----------          -----
             Securities held to maturity:
                U.S. Treasury securities                  $      12,045    $      33           $   (1)      $     12,077
                Obligations of U.S. Government
                   agencies                                      11,995           32               --             12,027
                                                          -------------    ---------           ------       ------------

                                                          $      24,040    $      65           $   (1)      $     24,104
                                                          =============    =========           ======       ============

         Securities available for sale as of June 30, 1998 and December 31, 1997 are summarized below:


                                                                                    (000 Omitted)
                                                                                    June 30, 1998
                                                            ---------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                               Cost           Gains          (Losses)           Value
                                                            ---------      ----------       ----------          -----
             Securities available for sale:
                U.S. Treasury securities                  $       6,994    $      24           $   (9)      $      7,009
                Obligations of U.S. Government
                   agencies                                       5,004           23               --              5,027
                Federal Home Loan Bank stock                        450           --               --                450
                                                          -------------    ---------           ------       ------------

                                                          $      12,448    $      47           $   (9)      $     12,486
                                                          =============    =========           ======       ============

                                                                                    (000 Omitted)
                                                                                  December 31, 1997
                                                            ---------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                               Cost           Gains          (Losses)           Value
                                                            ---------      ----------       ----------          -----
             Securities held to maturity:
                U.S. Treasury securities                  $       7,988    $      26           $  (20)      $      7,994
                Obligations of U.S. Government
                   agencies                                       5,005            4               (1)             5,008
                Federal Home Loan Bank stock                        402           --               --                402
                                                          -------------    ---------           ------       ------------

                                                          $      13,395    $      30           $  (21)      $     13,404
                                                          =============    =========           ======       ============

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                              (000 Omitted)
                                                                                      June 30             December 31
                                                                                        1998                  1997
                                                                                      -------            -------------
              Real estate loans:
                 Construction and land development                                  $       671           $       393
                 Secured by farmland                                                      1,430                 1,718
                 Secured by 1-4 family residential                                       43,819                43,283
                 Other real estate loans                                                 12,565                12,497
              Loans to farmers (except those secured by real estate)                        287                   270
              Commercial and industrial loans (except those secured
                 by real estate)                                                          1,961                 2,045
              Loans to individuals for personal expenditures                             17,923                17,706
              All other loans                                                               368                   301
                                                                                    -----------           -----------

                        Total loans                                                 $    79,024           $    78,213
                                                                                    ===========           ===========

4. The following is a summary of transactions in the reserve for loan losses:


                                                                                             (000 Omitted)
                                                                                      June 30             December 31
                                                                                        1998                  1997
                                                                                      -------            -------------
              Balance at beginning of period                                        $     1,139           $     1,139
                 Provision charged to operating expense                                      75                   128
                 Recoveries added to the reserve                                             27                    48
                 Loan losses charged to the reserve                                        (111)                 (176)
                                                                                    -----------           -----------

              Balance at end of period                                              $     1,130            $    1,139
                                                                                    ===========            ==========

Information about impaired loans as of June 30, 1998 and December 31, 1997 is as follows:

                                                                                               (000 Omitted)
                                                                                      -------------------------------
                                                                                      June 30             December 31
                                                                                        1998                  1997
                                                                                      -------            -------------
          Impaired loans for which a reserve has been provided                       $      398          $       398
          Impaired loans for which no reserve has been provided                              --                   --
                                                                                     ----------          -----------

                           Total impaired loans                                      $      398          $       398
                                                                                     ==========          ===========

          Reserve provided for impaired loans, included in the
              reserve for loan losses                                                $      199          $       199
                                                                                     ==========          ===========

          Average balance in impaired loans                                          $      398          $       399
                                                                                     ==========          ===========

          Interest income recognized                                                 $       17          $        34
                                                                                     ==========          ===========

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $-0- at June 30, 1998 and $285,150 at December 31, 1997. If interest on these loans had been accrued, such income would have been $-0- for the first six months of 1998 and $29,267 in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1997 and June 30, 1998, total assets increased $8,159,000. The June 30 annualized return on average assets is 1.17% compared to 1.36% at December 31. At June 30 the annualized return on average equity is 10.15% compared to 11.58% at December 31. The leverage capital (equity to assets) ratio is 11.39% at June 30 compared to 11.83% at December 31.

The increase in assets is due to an increase in the securities portfolio. The increase in assets is offset on the liability side by increases in deposits.

Floating rate loans make up 45% of the loan portfolio at June 30, 1998.

The table shown below is an analysis of the Corporation's reserve for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a quarterly basis with the procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Based on experience, the loan policies and the current monitoring program, management believes the loan loss reserve is adequate.

                                                                                         (000 Omitted)
                                                                                         June 30, 1998
                                                                                         -------------
          Balance at beginning of period                                                $       1,139
          Charge-offs:
              Commercial, financial and agricultural                                               --
              Real estate - construction                                                           --
              Real estate - mortgage                                                               --
              Consumer                                                                            111
                                                                                        -------------
                    Total charge-offs                                                             111
                                                                                        -------------
          Recoveries:
              Commercial, financial and agricultural                                               --
              Real estate - construction                                                           --
              Real estate - mortgage                                                               --
              Consumer                                                                             27
                                                                                        -------------
                    Total recoveries                                                               27
                                                                                        -------------
          Net charge-offs                                                                          84
          Additions charged to operations                                                          75
                                                                                        -------------
          Balance at end of period                                                      $       1,130
                                                                                        =============

          Ratio of net charge-offs during the period to average
              loans outstanding during the period                                               .1068%
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

                                                                                         (000 Omitted)
                                                                                         June 30, 1998
                                                                                         -------------
              Nonaccrual loans                                                          $          --
              Restructured loans                                                                   --
              Foreclosed properties                                                               100
                                                                                        -------------
                 Total nonperforming assets                                             $         100
                                                                                        =============

              Loans past due 90 days accruing interest                                  $         430
                                                                                        =============

              Reserve for loan losses to period end loans                                        1.43%
                                                                                                 ====

              Nonperforming assets to period end loans and foreclosed properties                  .13%
                                                                                                 ====

There were no loans on nonaccrual status at June 30, 1998.

At June 30, 1998, other potential problem loans totalled $38,525. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have increased $7,541,000 as of June 30, 1998 compared with December 31, 1997. The Select Checking balances have increased from $11,000,000 at December 31, 1997 to $20,000,000 at June 30, 1998. Select Checking is the NOW account started in August 1997 that pays a higher rate of interest on balances of $5,000 or more. When comparing balances of other deposits as of June 30 to December 31, 1997, money market accounts have decreased $3,700,000, certificates of deposit have increased $1,500,000, NOW accounts (other than Select Checking) have increased $700,000, while non-interest bearing deposits and savings accounts remain basically unchanged.

The comparison of the income statements for the six months ended June 30, 1998 and 1997 shows a decrease of 13% in net income in 1998. Net interest income decreased 3%, interest income increased 5%, and interest expense increased 19%.

The majority of the increase in interest income at June 30, 1998 compared with June 30, 1997, is due to increased balances in the securities portfolio and securities purchased under agreements to resell. The increase in interest expense as of June 30, 1998 compared with June 30, 1997, is due to the increase in deposits overall of which a good portion went to Select Checking as well as the movement of funds into Select Checking from existing deposit accounts paying a lower interest rate.

Noninterest income remained about the same in 1998 as in 1997, although income from fiduciary activities increased 9% and the other categories of income decreased. Noninterest expense increased almost 4%. Salaries and employee benefits increased 7% due to increases in salaries and wages and group insurance expenses. Other noninterest expense categories remained basically unchanged.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and existing cash were used to fund investing activities. Financing activities were funded through an increase in total deposits. Cash and cash equivalents decreased during this period, however liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 28, 1998 and the following matters were submitted to the security-holders for a vote:

          1. To elect a class of directors for a term of three years.

          2. To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 1998.

          3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

                                                                       Votes           Votes
                                                   Votes For          Against         Withheld            Total
                                                   ---------          -------         --------            -----
          1.  John P. Burns, Jr.                    443,755             None            2,920            446,675

              Charles W. LeMaster                   439,130             None            7,545            446,675

              Minnie R. Mentzer                     443,755             None            2,920            446,675

              James E. Senseney                     443,735             None            2,940            446,675

          2.                                        443,281            3,092              302            446,675

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

                                       POTOMAC BANCSHARES, INC.

Date August 12, 1998                   /s/ Charles W. LeMaster
                                       _______________________
                                       Charles W. LeMaster, President & CEO

Date August 12, 1998                   /s/ L. Gayle Marshall Johnson
                                       _____________________________
                                       L. Gayle Marshall Johnson, Vice
                                       President & Chief Financial Officer