Form 10QSB
period 1998-09-30
POTOMAC BANCSHARES INC
filed 1998-11-13
CIK 925173

1


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 XX Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of ___ 1934

For quarterly period ended    September 30, 1998

    Transition report under Section 13 or 15(d) of the Exchange Act
___

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
                                 (000 OMITTED)

                                                                (Unaudited)
                                                               September 30   December 31
                                                                    1998          1997
                                                                   ------       --------
Assets:
   Cash and due from banks                                      $   4 372       $  4 518
   Securities (fair value:  September 30, 1998, $45,141;
     December 31, 1997, $37,508) (Note 2)                          44 742         37 444
   Securities purchased under agreements to resell
     and federal funds sold                                        13 860          8 600
   Loans (Note 3)                                                  79 278         78 213
     Less reserve for loan losses (Note 4)                         (1 153)        (1 139)
                                                                ---------       --------
       Net loans                                                   78 125         77 074
   Bank premises and equipment, net                                 1 236          1 202
   Accrued interest receivable                                      1 115          1 009
   Other assets                                                       599            710
                                                                ---------       --------

         Total Assets                                           $ 144 049       $130 557
                                                                =========       ========

Liabilities and Stockholders' Equity:
Liabilities:
   Non-interest bearing deposits                                $  15 116       $ 15 014
   Interest bearing deposits                                      111 488         99 168
                                                                ---------       --------
       Total Deposits                                             126 604        114 182
   Accrued interest payable                                           350            343
   Other liabilities                                                  819            734
                                                                ---------       --------
       Total Liabilities                                        $ 127 773       $115 259
                                                                ---------       --------

Stockholders' Equity:
   Common stock par value $1.00 per share (5,000,000 shares
     authorized, 600,000 shares issued and outstanding)            $  600           $600
   Surplus                                                          5 400          5 400
   Accumulated other comprehensive income                             158              6
   Undivided profits                                               10 118          9 292
                                                                ---------       --------
       Total Stockholders' Equity                                  16 276         15 298
                                                                ---------       --------

         Total Liabilities and Stockholders' Equity             $ 144 049       $130 557
                                                                =========       ========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                              For the Three Months        For the Nine Months
                                                               Ended September 30          Ended September 30
                                                             -----------------------     ----------------------
                                                               1998           1997         1998           1997
                                                             -------         ------       ------         ------
Interest Income:
   Interest and fees on loans                                $ 1 760        $ 1 788       $ 5 268       $ 5 246
   Interest on investment securities
     Taxable                                                     448            418         1 337         1 230
   Interest and dividends on securities available for sale
     Taxable                                                     217            162           576           532
     Dividends                                                     7              7            20            19
   Interest on securities purchased under agreements
     to resell and federal funds sold                            131             43           321           102
                                                             -------        -------       -------       -------

         Total Interest Income                               $ 2 563        $ 2 418       $ 7 522       $ 7 129

Interest Expense:
   Interest on deposits                                      $ 1 149        $   929       $ 3 269       $ 2 703
   Interest on federal funds purchased                            --             11            --            16
                                                             -------        -------       -------       -------

         Total Interest Expense                              $ 1 149        $   940       $ 3 269       $ 2 719
                                                             -------        -------       -------       -------

         Net Interest Income                                 $ 1 414        $ 1 478       $ 4 253       $ 4 410

Provision for Loan Losses                                         50             50           125           125
                                                             -------        -------       -------       -------

         Net Interest Income after
            Provision for Loan Losses                        $ 1 364        $ 1 428       $ 4 128       $ 4 285
                                                             -------        -------       -------       -------

Other Income:
   Commissions and fees from fiduciary activities            $   132        $   121       $   418       $   384
   Service charges on deposit accounts                            93             97           284           298
   Fees for other customer services                               39             38           121           125
   Other operating income                                          8             10            23            34
                                                             -------        -------       -------       -------

         Total Other Income                                  $   272        $   266       $   846       $   841
                                                             -------        -------       -------       -------

Other Expenses:
   Salaries and employee benefits                            $   656        $   618       $ 1 941       $ 1 820
   Net occupancy expense of premises                              47             55           140           146
   Furniture and equipment expenses                               98             94           264           261
   Deposit insurance                                               3              4            10            10
   Other operating expenses                                      291            255           824           796
                                                             -------        -------       -------       -------

         Total Other Expenses                                $ 1 095        $ 1 026       $ 3 179       $ 3 033
                                                             -------        -------       -------       -------

         Income before Income Tax Expense                    $   541        $   668       $ 1 795       $ 2 093

Income Tax Expense                                               204            247           669           767
                                                             -------        -------       -------       -------

         Net Income                                          $   337        $   421       $ 1 126       $ 1 326
                                                             =======        =======       =======       =======

Earnings Per Share, basic and diluted                        $   .56        $   .70       $  1.88       $  2.21
                                                             =======        =======       =======       =======


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (000 Omitted)
                                  (Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                    Common   Capital  Comprehensive  Undivided  Comprehensive
                                     Stock   Surplus      Income      Profits       Income        Total
                                    ------   -------  -------------   --------  --------------  --------
Balances, January 1, 1998          $  600   $  5 400                 $   9 292     $     6      $  15 298

   Comprehensive income

     Net income                        --         --      $1 126         1 126          --          1 126
     Other comprehensive income,
       net of tax
         Change in unrealized
            gain (loss) on
            securities                 --         --         152            --         152            152
                                                          ------

   Comprehensive income                                   $1 278
                                                          ======

   Cash dividends                      --         --                      (300)         --           (300)
                                   ------   --------                 ---------     -------      ---------

Balances, September 30, 1998       $  600   $  5 400                 $  10 118     $   158      $  16 276
                                   ======   ========                 =========     =======      =========

Balances, January 1, 1997          $  600   $  5 400                 $   8 260     $   (41)     $  14 219

   Comprehensive income

     Net income                        --         --      $1 326         1 326          --          1 326
     Other comprehensive income,
       net of tax
         Change in unrealized
            gain (loss) on
            securities                 --         --          34            --          34             34
                                                          ------


   Comprehensive income                                   $1 360
                                                          ======

   Cash dividends                      --         --                      (270)         --           (270)
                                   ------   --------                 ---------     -------      ---------

Balances, September 30, 1997       $  600   $  5 400                 $   9 316     $    (7)     $  15 309
                                   ======   ========                 =========     =======      =========



See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                    For the Nine Months Ended
                                                                   ---------------------------
                                                                   September 30   September 30
                                                                       1998           1997
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $  1 126        $ 1 326
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                         125            125
       Depreciation                                                      153            157
       Amortization                                                        9              9
       Discount accretion and premium amortization on
         securities, net                                                  10             27
       Loss on sale of real estate                                        10             --
       (Increase) in accrued interest receivable                        (107)            (4)
       (Increase) in other assets                                        (79)           (68)
       Increase in accrued interest payable                                7              6
       Increase (decrease) in other liabilities                           88            (75)
                                                                    --------        -------
              Net cash provided by operating activities             $  1 342        $ 1 503
                                                                    --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities                  $  8 000        $ 4 000
   Proceeds from maturity of securities available for sale             1 000          6 000
   Purchase of investment securities                                 (11 014)        (6 049)
   Purchase of securities available for sale                          (5 065)        (2 014)
   Net (increase) in loans                                            (1 230)        (5 245)
   Purchases of bank premises and equipment                             (188)          (100)
   Proceeds from sale of real estate                                     147             --
                                                                    --------        -------
              Net cash (used in) investing activities               $ (8 350)       $(3 408)
                                                                    --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts and
     savings accounts                                               $ 10 766        $ 3 579
   Net increase in certificates of deposit                             1 656          1 889
   Cash dividends                                                       (300)          (270)
                                                                    --------        -------

              Net cash provided by financing activities             $ 12 122        $ 5 198
                                                                    --------        -------

              Increase in cash and cash equivalents                 $  5 114        $ 3 293

CASH AND CASH EQUIVALENTS
   Beginning                                                          13 118          8 201
                                                                    --------        -------

   Ending                                                           $ 18 232        $11 494
                                                                    ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                       $  3 261        $ 2 713
                                                                    ========        =======

     Income taxes                                                   $    679        $   933
                                                                    ========        =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of loans                $     55        $    --
                                                                    ========        =======

   Unrealized gain (loss) on securities available for sale          $    229        $    51
                                                                    ========        =======



See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and December 31, 1997, the results of operations for the three months ended September 30, 1998 and 1997, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1997. The results of operations for the nine month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of September 30, 1998 and December 31, 1997 are summarized below:

                                                               (000 Omitted)
                                                             September 30, 1998
                                              -----------------------------------------------
                                                            Gross          Gross
                                              Amortized   Unrealized    Unrealized     Fair
                                                 Cost        Gains       (Losses)      Value
                                              ----------  -----------  ------------   -------
         Securities held to maturity:
           U.S. Treasury securities           $   8 028      $  120        $ --      $  8 148
           Obligations of U.S. Government
             agencies                            19 009         279          --        19 288
                                              ---------      ------        ----      --------

                                              $  27 037      $  399        $ --      $ 27 436
                                              =========      ======        ====      ========

                                                               (000 Omitted)
                                                             December 31, 1997
                                              -----------------------------------------------
                                                            Gross          Gross
                                              Amortized   Unrealized    Unrealized     Fair
                                                 Cost        Gains       (Losses)      Value
                                              ----------  -----------  ------------   -------
         Securities held to maturity:
           U.S. Treasury securities           $  12 045      $   33        $ (1)     $ 12 077
           Obligations of U.S. Government
             agencies                            11 995          32          --        12 027
                                              ---------      ------        ----      --------

                                              $  24 040      $   65        $ (1)     $ 24 104
                                              =========      ======        ====      ========

      Securities available for sale as of September 30, 1998 and December 31, 1997 are summarized below:


                                                               (000 Omitted)
                                                             September 30, 1998
                                              -----------------------------------------------
                                                            Gross          Gross
                                              Amortized   Unrealized    Unrealized     Fair
                                                 Cost        Gains       (Losses)      Value
                                              ----------  -----------  ------------   -------
         Securities available for sale:
           U.S. Treasury securities           $   6 997      $   60        $ --      $  7 057
           Obligations of U.S. Government
             agencies                            10 019         179          --        10 198
           Federal Home Loan Bank stock             450          --          --           450
                                              ---------      ------        ----      --------

                                              $  17 466      $  239        $ --      $ 17 705
                                              =========      ======        ====      ========


                                                               (000 Omitted)
                                                             December 31, 1997
                                              -----------------------------------------------
                                                            Gross          Gross
                                              Amortized   Unrealized    Unrealized     Fair
                                                 Cost        Gains       (Losses)      Value
                                              ----------  -----------  ------------   -------
         Securities held to maturity:
           U.S. Treasury securities           $   7 988      $   26        $(20)     $  7 994
           Obligations of U.S. Government
             agencies                             5 005           4          (1)        5 008
           Federal Home Loan Bank stock             402          --          --           402
                                              ---------      ------        ----      --------

                                              $  13 395      $   30        $(21)     $ 13 404
                                              =========      ======        ====      ========


3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                        (000 Omitted)
                                                                 September 30    December 31
                                                                     1998            1997
                                                                 ------------    ------------
         Real estate loans:
            Construction and land development                     $    669         $    393
            Secured by farmland                                      1 527            1 718
            Secured by 1-4 family residential                       43 671           43 283
            Other real estate loans                                 12 557           12 497
         Loans to farmers (except those secured by real estate)        400              270
         Commercial and industrial loans (except those secured
            by real estate)                                          2 125            2 045
         Loans to individuals for personal expenditures             17 973           17 706
         All other loans                                               356              301
                                                                  --------         --------

                Total loans                                       $ 79 278         $ 78 213
                                                                  ========         ========


4. The following is a summary of transactions in the reserve for loan losses:

                                                                        (000 Omitted)
                                                                 September 30    December 31
                                                                     1998            1997
                                                                 ------------    ------------
         Balance at beginning of period                           $  1 139         $  1 139

            Provision charged to operating expense                     125              128
            Recoveries added to the reserve                             38               48
       Loan losses charged to the reserve                             (149)            (176)
                                                                  --------          -------

         Balance at end of period                                 $  1 153          $ 1 139
                                                                  ========          =======

Information about impaired loans as of September 30, 1998 and December 31, 1997 is as follows:


                                                                        (000 Omitted)
                                                                 September 30    December 31
                                                                     1998            1997
                                                                 ------------    ------------
       Impaired loans for which a reserve has been provided        $   398          $   398
       Impaired loans for which no reserve has been provided            --               --
                                                                   -------          -------

                  Total impaired loans                             $   398          $   398
                                                                   =======          =======

       Reserve provided for impaired loans, included in the
         reserve for loan losses                                   $   199          $   199
                                                                   =======          =======

       Average balance in impaired loans                           $   398          $   399
                                                                   =======          =======

       Interest income recognized                                  $    25          $    34
                                                                   =======          =======


Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $-0- at September 30, 1998 and $285,150 at December 31, 1997. If interest on these loans had been accrued, such income would have been $-0- for the first nine months of 1998 and $29,267 in 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1997 and September 30, 1998, total assets increased $13,492,000. The September 30 annualized return on average assets is 1.09% compared to 1.36% at December 31. At September 30 the annualized return on average equity is 9.51% compared to 11.58% at December 31. The leverage capital (equity to assets) ratio is 11.30% at September 30 compared to 11.83% at December 31.

The majority of the increase in assets is due to an increase in the securities portfolio. The increase in assets is offset on the liability side by increases in deposits.

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

                                                            (000 Omitted)
                                                         September 30, 1998
                                                         ------------------
       Balance at beginning of period                       $     1 139
       Charge-offs:
         Commercial, financial and agricultural                      --
         Real estate - construction                                  --
         Real estate - mortgage                                      --
         Consumer                                                   149
                                                            -----------
              Total charge-offs                                     149
                                                            -----------
       Recoveries:
         Commercial, financial and agricultural                      --
         Real estate - construction                                  --
         Real estate - mortgage                                      --
         Consumer                                                    38
                                                            -----------
              Total recoveries                                       38
                                                            -----------
       Net charge-offs                                              111
       Additions charged to operations                              125
                                                            -----------
       Balance at end of period                             $     1 153
                                                            ===========

       Ratio of net charge-offs during the period to average
         loans outstanding during the period                     .1410%
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

                                                                          (000 Omitted)
                                                                        September 30, 1998
                                                                        ------------------
         Nonaccrual loans                                                   $        --
         Restructured loans                                                          --
         Foreclosed properties                                                       --
                                                                            -----------
            Total nonperforming assets                                      $        --
                                                                            ===========

         Loans past due 90 days accruing interest                           $       323
                                                                            ===========

         Reserve for loan losses to period end loans                              1.45%
                                                                                  =====

         Nonperforming assets to period end loans and foreclosed properties          --
                                                                                     ==

There were no loans on nonaccrual status at September 30, 1998.

At September 30, 1998, other potential problem loans totalled $106,135. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have increased $12,422,000 as of September 30, 1998 compared with December 31, 1997. The Select Checking balances have increased from $11,000,000 at December 31, 1997 to $26,000,000 at September 30, 1998. Select Checking is the NOW account started in August 1997 that pays a higher rate of interest on balances of $5,000 or more. When comparing balances of other deposits as of September 30 to December 31, 1997, money market accounts have decreased $2,100,000, certificates of deposit have increased $1,600,000, NOW accounts (other than Select Checking) have decreased $900,000, savings accounts have decreased $1,000,000 and non-interest bearing deposits remain basically unchanged.

The comparison of the income statements for the nine months ended September 30, 1998 and 1997 shows a decrease of 15% in net income in 1998. Net interest income decreased 4%, interest income increased 6%, and interest expense increased 20%.

The majority of the increase in interest income at September 30, 1998 compared with September 30, 1997, is due to increased balances in the securities portfolio and securities purchased under agreements to resell. The increase in interest expense as of September 30, 1998 compared with September 30, 1997, is due to the increase in deposits overall of which a significant portion went to Select Checking as well as the movement of funds into Select Checking from existing deposit accounts paying a lower interest rate.

Noninterest income remained about the same in 1998 as in 1997, although income from fiduciary activities increased 9% and the other categories of income decreased. Noninterest expense increased almost 5%. Salaries and employee benefits increased 7% due to increases in salaries and wages and group insurance expenses. Other noninterest expense categories remained basically unchanged.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and financing activities were used to fund investing activities. Financing activities provided funds through an increase in total deposits. Cash and cash equivalents increased during this period, and liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

                                       POTOMAC BANCSHARES, INC.

Date November 12, 1998                 /s/ Charles W. LeMaster
     _________________________         ____________________________________
                                       Charles W. LeMaster, President & CEO

Date November 12, 1998                 /s/ L. Gayle Marshall Johnson
     _________________________         ____________________________________
                                       L. Gayle Marshall Johnson, Vice
                                       President and Chief Financial Officer