Form 10KSB
period 1998-12-31
POTOMAC BANCSHARES INC
filed 1999-03-30
CIK 925173

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[XXX] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934 (Fee required)

      For the fiscal year ended December 31, 1998

[   ] Transition  report under Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 (No fee required)

      For the transition period from ___________ to ___________

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

Yes   [XXX]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State issuer's revenues for its most recent fiscal year.            $11,180,990

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days.         $21,427,060

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]          No  [  ]          Not Applicable   [XXX]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.      600,000

Transitional Small Business Disclosure Format (check one):
Yes  [   ]         No   [XXX]

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents which are incorporated by reference in the Form 10-KSB Annual Report, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.

                                             Part of the Form 10-KSB Into Which
               Document                          the Document is Incorporated
               --------                          ----------------------------

Portions of Potomac Bancshares, Inc.'s              Part II, Items 6 and 7
1998 Annual Report to Shareholders for
the year ended December 31, 1998

Portions of Potomac Bancshares, Inc.'s              Part III, Items 9,
Proxy Statement for 10, 11 and 12 the
1999 Annual Meeting of Shareholders

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

        The Bank provides consumers, businesses, and governments with a broad range of banking services, including lines of credit, home equity lines of credit, commercial, agricultural, real estate, and installment loans, checking, savings, NOW, and money market accounts, certificates of deposit, and individual retirement accounts. Automated teller machines located at each of the three offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, provide certain services to customers on a twenty-four hour basis. Bill paying and certain other banking services are available online through a personal computer and/or the World Wide Web. These same bill paying and banking services are also available using a special telephone. The trust and financial services department provides financial management, investment and trust services.

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

        Approximately 74% of the Bank's loans are secured by real estate. These loans had an average delinquency rate of 2.76% and a loss rate of .00% during 1998. These rates are based on comparisons to 1998 average total loans.

        As of December 31, 1998, aggregate dollar amounts in loan categories secured by real estate are as follows:


               Construction and land development              $  651,848
               Secured by farmland                             1,394,201
               Secured by 1-4 family residential              42,541,181
               Other                                          12,623,662
                                                              ----------
                                                             $57,210,892
                                                              ==========

        Loans to individuals for personal expenditures are approximately 23% of the Bank's total loans at December 31, 1998. The aggregate balance of these loans was $17,738,039 at December 31, 1998. The majority of these are installment loans with the remainder made as term loans.

        The Bank's loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, since it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. This may make installment lending more risky than real estate lending; however, installment loans had an average delinquency rate of .31% and a loss rate of .19% in 1998 (based on comparisons to 1998 average total loans). This delinquency rate for installment loans is lower than the comparable rate for real estate loans.

        The Bank's policy for evaluating term loans involves consideration of credit history and current financial statements if the loan is of a certain amount and is unsecured. If loans are not paid at original scheduled maturity, information must be reviewed by a loan officer for a renewal. The average delinquency rate was .13% and the loss rate was .02% compared to average total loans in 1998.

        The remaining aggregate dollar amount of the Bank's loans is $2,857,605 at December 31, 1998. The amount includes:

        (1)  Dealer wholesale loans with generally
              no delinquencies or losses                              $1,201,858

        (2)  Term loans for business and commercial purposes             985,613

        (3)  Industrial revenue bond loans secured by real estate         85,817

        (4)  Term loans for agricultural purposes                        246,100

        (5)  Other loans                                                 338,217

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

Competition

        As of March 5, 1999, there were 52 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Bank in its market area.

        The Bank's market area is generally defined as Jefferson County, West Virginia. As of June 30, 1998, there were six banks in Jefferson County with 17 banking offices. The total deposits of those commercial banks as of June, 1998, were $456,515,000 and the Bank ranked number one with $121,756,000 or 26.7% of the total deposits in the market.

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

Employees

        Bancshares currently has no employees.

        As of January 31, 1999, the Bank had 77 full-time employees and 13 part-time employees.

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

        DEPOSITORY INSTITUTION SUBSIDIARIES. Bank is subject to FDIC deposit insurance assessments. As of January 1, 1998, FDIC set the Financing Corporation
(FICO) Bank Insurance Fund (BIF) premium for the Bank at the annual rate of
1.195 basis points or .0001195 times the total deposits of the Bank. This premium is not tied to the Bank's risk classification. The rate of the premium based on the Bank's risk classification is still at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Bancshares' results of operations.

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

                                                                               7
        Financial institutions are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.

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

        As of December 31, 1998, Bancshares had capital in excess of all applicable requirements as shown below:

                                                  Actual             Required              Excess
                                                  ------             --------              ------
Tier 1 capital:
   Common stock                                 $    600,000
   Surplus                                         5,400,000
   Retained earnings                              10,090,870
                                                ------------
Total tier 1 capital                            $ 16,090,870       $    2,843,486       $   13,247,384
Tier 2 capital:
   Allowance for loan losses (1)                     891,693

Total risk-based capital                        $ 16,982,563       $    5,686,972       $   11,295,591
                                                ============       ==============       ==============

Risk-weighted assets                            $ 71,087,152
                                                ============

Tier 1 capital                                  $ 16,090,870       $    4,330,639       $   11,760,231
                                                ============       ==============       ==============

Average total assets                            $144,354,648
                                                ============

                                                                               8

                                                  Actual             Required              Excess
                                                  ------             --------              ------
Capital ratios:
   Tier 1 risk-based capital ratio                     22.64%                4.00%               18.64%
   Total risk-based capital ratio                      23.89%                8.00%               15.89%
   Tier 1 capital to average total
       assets (leverage)                               11.15%                4.00%                7.15%

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

        The schematic design has been completed for a major building and renovation project approved by the Board. The design and development stage is now underway. The project will include demolition of the older building now housing Trust and Financial Services and construction of a new building on the same location. This new building will house Trust, some of the commercial operations, and provide storage. The project will also include redecoration of the main office building originally constructed in 1967. The total estimated cost is $1,800,000 and completion is expected within a year and a half of the start date.

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

        The following information reflects comparative per share data for the periods indicated for Bancshares Common Stock for (a) trading values, and (b) dividends. As of March 1, 1999, there were approximately 830 shareholders.

        Bancshares Common Stock is not traded on any stock exchange or over the counter. Bancshares (symbol PTBS) is now on the Bulletin Board, a network available to brokers. Scott and Stringfellow, a regional securities firm with an office in Winchester, Virginia, is a market maker for Bancshares Common Stock. A market maker is one who makes a market for a particular stock. Information about sales (but not necessarily all sales) of Bancshares Common Stock is available on the Internet through many of the stock information services using Bancshares's symbol. Shares of Bancshares Common Stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Bancshares does not have knowledge of the purchase price or the terms of the purchase. The following information relating to trading values for Bancshares Common Stock in 1997 is based upon information furnished to Bancshares by one or more parties involved in purchases or sales of Bancshares Common Stock. The trading values shown below are based on arms-length transactions between shareholders. The trading values for 1998 are based on information available as a result of our participation on the Bulletin Board described above and information gathered on the Internet. NO ATTEMPT WAS MADE BY BANCSHARES TO VERIFY OR DETERMINE THE ACCURACY OF THE REPRESENTATIONS MADE TO BANCSHARES OR GATHERED ON THE INTERNET.

                                                Price Range          Cash Dividends *
                                             High          Low        Paid per Share
            1997   First Quarter            $30.000      $29.000         $ N/A
                   Second Quarter            32.000       30.000           .45
                   Third Quarter             32.000       30.000           N/A
                   Fourth Quarter            32.000       30.000           .70

            1998   First Quarter            $38.000      $34.875         $ N/A
                   Second Quarter            42.000       32.500           .50
                   Third Quarter             46.000       41.000           N/A
                   Fourth Quarter            41.000       40.000           .65

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information contained on pages 4-12 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM  7.       FINANCIAL STATEMENTS.

        The information contained on pages 13-30 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information contained on pages 4-6 and 13 of the Proxy Statement dated March 30, 1999, for the April 27, 1999 Annual Meeting under the captions "Management Nominees to the Board of Potomac," "Directors Continuing to Serve Unexpired Terms," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        The Executive Officers are as follows:

         Name                           Position Since          Age       Principal Occupation
         ----                           --------------          ---       --------------------
Charles W. LeMaster                    President & CEO           57       Employed at Bank since 1983;
                                       1994                               President & CEO since 1991.

William R. Harner                      Sr. Vice President,       58       Employed  at Bank since  1967;  Sr. Vice
                                       Secretary & Treasurer              President & Cashier since 1988.
                                       1994

Gayle Marshall Johnson                 Vice President & Chief    49       Employed with the Bank 1977-1985 as
                                       Financial Officer                  as internal auditor. Rejoined Bank in 1988
                                       1994                               as Financial Officer.  Vice President &
                                                                          Financial Officer of Bank since 1990.

Donald S. Smith                        Vice President &          70       Employed  at Bank 1947 to 1991; President
                                       Assistant Secretary                1979  to  1991 (retired).
                                       1994

ITEM 10.       EXECUTIVE COMPENSATION.

        The information contained on pages 8-9 and 12 of the Proxy Statement dated March 30, 1999, for the April 27, 1999 Annual Meeting under the captions "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained on pages 6-8 of the Proxy Statement dated March 30, 1999, for the April 27, 1999 Annual Meeting under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Nominees, Directors and Officer" is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained on page 12 of the Proxy Statement dated March 30, 1999, for the April 27, 1999 Annual Meeting under the caption "Certain Transactions with Directors, Officers and Their Associates" is incorporated herein by reference.

ITEM 13.       EXHIBITS LIST AND REPORTS ON FORM 8-K.

        (a) 2.1Agreement and Plan of Merger dated March 8, 1994, by and between Potomac Bancshares, Inc., and Bank of Charles Town filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994: Registration no. 33-80092.

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

13      1998 Annual Report to Shareholders

21      Subsidiaries of the Registrant

27      Financial Data Schedule

99      Proxy Statement for the 1999 Annual Meeting for Potomac

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                                              12
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.



By /s/ Charles W. LeMaster                                  March 30, 1999
   -----------------------------------------------                --
   Charles W. LeMaster
   President & Chief Executive Officer



By /s/ L. Gayle Marshall Johnson                            March 30, 1999
   -----------------------------------------------                --
   L. Gayle Marshall Johnson
   Vice President & Chief Financial Officer
   & Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title                                                   Date
-----------------                                                   ----

By /s/ John P. Burns, Jr.                                      March 30, 1999
   -------------------------------------------------                 --
   John P. Burns, Jr., Director


By /s/ Robert W. Butler                                        March 30, 1999
   -------------------------------------------------                 --
   Robert W. Butler, Director


By  /s/ Guy Gary Chicchirichi                                  March 30, 1999
   --------------------------------------------------                --
   Guy Gary Chicchirichi, Director


By  /s/ Thomas C. G. Coyle                                     March 30, 1999
   --------------------------------------------------                --
   Thomas C. G. Coyle, Director


By  /s/ Francis M. Frye                                        March 30, 1999
   --------------------------------------------------                --
   Francis M. Frye, Director

Signature & Title                                                   Date
-----------------                                                   ----

By  /s/ William R. Harner                                      March 30, 1999
   --------------------------------------------------                --
   William R. Harner, Director,
   Sr. Vice President, Secretary &
   Treasurer


By /s/ E. William Johnson                                      March 30, 1999
   --------------------------------------------------                --
   E. William Johnson, Director


By  /s/ Charles W. LeMaster                                    March 30, 1999
   --------------------------------------------------                --
   Charles W. LeMaster, Director,
   President, Chief Executive Officer


By  /s/ Minnie R. Mentzer                                      March 30, 1999
   --------------------------------------------------                --
   Minnie R. Mentzer, Director


By                                                             March 30, 1999
   --------------------------------------------------                --
   James E. Senseney, Director


By  /s/ John C. Skinner, Jr.                                   March 30, 1999
   --------------------------------------------------                --
   John C. Skinner, Jr., Director


By  /s/ Donald S. Smith                                        March 30, 1999
   --------------------------------------------------                --
   Donald S. Smith, Director