Form 10-Q
period 1999-03-31
POTOMAC BANCSHARES INC
filed 1999-05-14
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

 XX   Quarterly report under Section 13 or 15(d) of the Securities
----  Exchange Act of 1934

For quarterly period ended          March 31, 1999
                           --------------------------

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

Yes    XXX       No
    --------         --------

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS DURING THE
                          PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes             No                     Not applicable
   ---------       ---------

                  APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares

         Transitional Small Business Disclosure Format (check one):

Yes                No      XXX
     ---------         ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        POTOMAC BANCSHARES, INC.
                      CONSOLIDATED BALANCE SHEETS
                             (000 OMITTED)

                                                                                  (Unaudited)
                                                                                   March 31         December 31
                                                                                      1999              1998
                                                                               ----------------   ---------------
Assets:
    Cash and due from banks                                                       $     5 178      $      4 646
    Securities (fair value:  March 31, 1999, $50,499;
       December 31, 1998, $50,530)                                                     50 306            50 208
    Securities purchased under agreements to resell
       and federal funds sold                                                          11 430            13 483
    Loans                                                                              78 304            77 807
       Less reserve for loan losses                                                    (1 131)           (1 140)
                                                                                  -----------      ------------
          Net loans                                                                    77 173            76 667
    Bank premises and equipment, net                                                    1 179             1 224
    Accrued interest receivable                                                         1 204             1 168
    Other assets                                                                          698               708
                                                                                  -----------      ------------

              Total Assets                                                        $   147 168      $    148 104
                                                                                  ===========      ============
Liabilities and Stockholders' Equity:
Liabilities:
    Non-interest bearing deposits                                                 $    15 917      $     17 422
    Interest bearing deposits                                                         113 201           113 244
                                                                                  -----------      ------------
          Total Deposits                                                              129 118           130 666
    Accrued interest payable                                                              330               350
    Other liabilities                                                                   1 170               892
                                                                                  -----------      ------------
          Total Liabilities                                                       $   130 618      $    131 908
                                                                                  -----------      ------------
Stockholders' Equity:
    Common stock par value $1.00 per share (5,000,000 shares
       authorized, 600,000 shares issued and outstanding)                         $       600      $        600
    Surplus                                                                             5 400             5 400
    Accumulated other comprehensive income                                                 31               105
    Undivided profits                                                                  10 519            10 091
                                                                                  -----------      ------------
          Total Stockholders' Equity                                                   16 550            16 196
                                                                                  -----------      ------------

              Total Liabilities and Stockholders' Equity                          $   147 168      $    148 104
                                                                                  ===========      ============


See Accompanying Notes to Consolidated Financial Statements

                        POTOMAC BANCSHARES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                (000 omitted except for per share data)
                              (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31
                                                                -------------------------------
                                                                     1999             1998
                                                                --------------  ---------------
Interest Income:
    Interest and fees on loans                                  $    1 650        $    1 768
    Interest on investment securities
       Taxable                                                         364               400
    Interest and dividends on securities available for sale
       Taxable                                                         324               186
       Dividends                                                         7                 6
    Interest on securities purchased under agreements
       to resell and federal funds sold                                120                99
                                                                ----------        ----------

              Total Interest Income                             $    2 465        $    2 459

Interest Expense:
    Interest on deposits                                        $    1 074        $    1 028
    Interest on federal funds purchased                                 --                --
                                                                ----------        ----------

              Total Interest Expense                            $    1 074        $    1 028
                                                                ----------        ----------

              Net Interest Income                               $    1 391        $    1 431

Provision for Loan Losses                                               --                --
                                                                ----------        ----------

              Net Interest Income after
                 Provision for Loan Losses                      $    1 391        $    1 431
                                                                ----------        ----------

Other Income:
    Commissions and fees from fiduciary activities              $      193        $      143
    Service charges on deposit accounts                                 84                93
    Fees for other customer services                                    39                37
    Other operating income                                              60                 8
                                                                ----------        ----------

              Total Other Income                                $      376        $      281
                                                                ----------        ----------

Other Expenses:
    Salaries and employee benefits                              $      634        $      650
    Net occupancy expense of premises                                   48                45
    Furniture and equipment expenses                                   102                84
    Other operating expenses                                           306               240
                                                                ----------        ----------

              Total Other Expenses                              $    1 090        $    1 019
                                                                ----------        ----------

              Income before Income Tax Expense                  $      677        $      693

Income Tax Expense                                                     249               258
                                                                ----------        ----------

              Net Income                                        $      428        $      435
                                                                ==========        ==========

Earnings Per Share, basic and diluted                           $      .71        $      .73
                                                                ==========        ==========


See Accompanying Notes to Consolidated Financial Statements

                        POTOMAC BANCSHARES, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (000 Omitted)
                              (Unaudited)

                                                                              Accumulated
                                                                                 Other
                                       Common       Capital    Undivided     Comprehensive      Comprehensive
                                        Stock       Surplus     Profits          Income            Income             Total
                                       -------     ---------   ---------     -------------     ---------------     ----------
Balances, December 31, 1998             $   600    $  5 400     $  10 091         $   105                           $ 16 196

    Comprehensive income
       Net income                            --          --           428              --          $    428              428
       Other comprehensive income
          net of tax, unrealized
          holding (losses) arising
          during the period                  --          --            --             (74)              (74)             (74)
                                                                                                    --------
       Comprehensive income                                                                         $    354
                                                                                                    ========
                                        -------    --------     ---------         -------
Balances, March 31, 1999                $   600    $  5 400     $  10 519         $    31                           $ 16 550
                                        =======    ========     =========         =======                           ========

Balances, December 31, 1998             $   600    $  5 400     $   9 292         $     6                           $ 15 298

    Comprehensive income
       Net income                            --          --           435              --           $    435             435
       Other comprehensive income
          net of tax, unrealized
          holding (losses) arising
          during the period                  --          --            --               3                  3               3
                                                                                                    --------
       Comprehensive income                                                                         $    438
                                                                                                    ========
                                        -------    --------     ---------         -------                           --------
Balances, March 31, 1999                $   600    $  5 400     $   9 727         $     9                           $ 15 736
                                        =======    ========     =========         =======                           ========



See Accompanying Notes to Consolidated Financial Statements

                        POTOMAC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (000 Omitted)
                              (Unaudited)

                                                                                           For the Three Months Ended
                                                                                    --------------------------------------
                                                                                          March 31             March 31
                                                                                            1999                 1998
                                                                                    -------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $       428             $     435
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                           --                    --
          Depreciation                                                                        62                    46
          Amortization                                                                         9                     3
          Discount accretion and premium amortization on
              securities, net                                                                 10                     1
          Gain on sale of real estate                                                        (54)                   --
          (Increase) in accrued interest receivable                                          (36)                  (71)
          (Increase) decrease in other assets                                                 11                   (50)
          (Decrease) in accrued interest payable                                             (20)                   (2)
Increase in other liabilities                                                                278                   232
                                                                                     -----------             ---------
                    Net cash provided by operating activities                        $       688             $     594
                                                                                     -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities                                  $        --             $   1 000
    Proceeds from maturity of securities available for sale                                3 000                 1 000
    Purchase of investment securities                                                         --                (6 009)
    Purchase of securities available for sale                                             (3 221)                   --
    Net (increase) in loans                                                                 (587)                  (49)
    Purchases of bank premises and equipment                                                 (17)                  (45)
    Proceeds from sale of real estate                                                        163                    --
                                                                                     -----------             ---------
                    Net cash (used in) investing activities                          $      (662)            $  (4 103)
                                                                                     -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, NOW accounts and
       savings accounts                                                              $    (1 405)            $   4 062
    Net increase (decrease) in certificates of deposit                                      (142)                1 265
                                                                                     -----------             ---------
                    Net cash provided by (used in) financing activities              $    (1 547)            $   5 327
                                                                                     -----------             ---------

                    Increase (decrease) in cash and cash equivalents                 $    (1 521)            $   1 818

CASH AND CASH EQUIVALENTS
    Beginning                                                                             18 129                13 118
                                                                                     -----------             ---------
    Ending                                                                           $    16 608             $  14 936
                                                                                     ===========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $     1 095             $   1 030
                                                                                     ===========             =========
       Income taxes                                                                  $        --             $       7
                                                                                     ===========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $       125             $      --
                                                                                     ===========             =========

    Loans made on sale of real estate                                                $       191             $      --
                                                                                     ===========             =========

    Unrealized gain (loss) on securities available for sale                          $      (113)            $       5
                                                                                     ===========             =========

See Accompanying Notes to Consolidated Financial Statements

                        POTOMAC BANCSHARES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1998. The results of operations for the three month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of March 31, 1999 and December 31, 1998 are summarized below:

                                                                              (000 Omitted)
                                                                              March 31, 1999
                                                                          Gross            Gross
                                                        Amortized      Unrealized       Unrealized          Fair
                                                          Cost            Gains           (Losses)          Value
                                                       -----------   -------------    --------------   --------------
         Securities held to maturity:
            U.S. Treasury securities                    $   8 013      $      60         $     --         $   8 073
            Obligations of U.S. Government
               agencies                                    17 009            132               --            17 141
                                                        ---------      ---------         --------         ---------

                                                        $  25 022      $     192         $     --         $  25 214
                                                        =========      =========         ========         =========

                                                                              (000 Omitted)
                                                                            December 31, 1998
                                                                          Gross            Gross
                                                        Amortized      Unrealized       Unrealized          Fair
                                                          Cost            Gains           (Losses)          Value
                                                       -----------   -------------    --------------   --------------
         Securities held to maturity:
            U.S. Treasury securities                    $  17 009      $     229         $     --         $  17 238
            Obligations of U.S. Government
               agencies                                     8 021             92               --             8 113
                                                        ---------      ---------         --------         ---------

                                                        $  25 030      $     321         $     --         $  25 351
                                                        =========      =========         ========         =========

         Securities available for sale as of March 31, 1999 and December 31, 1998 are summarized below:

                                                                              (000 Omitted)
                                                                              March 31, 1999
                                                                          Gross            Gross
                                                        Amortized      Unrealized       Unrealized          Fair
                                                          Cost            Gains           (Losses)          Value
                                                       -----------   -------------    --------------   --------------
         Securities available for sale:
            U.S. Treasury securities                    $   2 000      $      26         $     --         $   2 026
            Obligations of U.S. Government
               agencies                                    22 788             21               --            22 809
            Federal Home Loan Bank stock                      450             --               --               450
                                                        ---------      ---------         --------         ---------

                                                        $  25 238      $      47         $     --         $  25 285
                                                        =========      =========         ========         =========
                                                                              (000 Omitted)
                                                                            December 31, 1998
                                                                          Gross            Gross
                                                        Amortized      Unrealized       Unrealized          Fair
                                                          Cost            Gains           (Losses)          Value
                                                       -----------   -------------    --------------   --------------
         Securities held to maturity:
            U.S. Treasury securities                    $   5 000      $      43         $     --         $   5 043
            Obligations of U.S. Government
               agencies                                    19 570            140              (24)           19 686
            Federal Home Loan Bank stock                      450             --               --               450
                                                        ---------      ---------         --------         ---------

                                                        $  25 020      $     183         $    (24)        $  25 179
                                                        =========      =========         ========         =========

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                               (000 Omitted)
                                                                                         March 31         December 31
                                                                                           1998               1998
                                                                                       -----------      ---------------
              Real estate loans:
                 Construction and land development                                    $     157             $     652
                 Secured by farmland                                                      1 974                 1 394
                 Secured by 1-4 family residential                                       44 083                42 541
                 Other real estate loans                                                 12 077                12 624
              Loans to farmers (except those secured by real estate)                        438                   246
              Commercial and industrial loans (except those secured
                 by real estate)                                                          2 133                 2 188
              Loans to individuals for personal expenditures                             17 105                17 738
              All other loans                                                               337                   424
                                                                                      ---------             ---------

                        Total loans                                                   $  78 304             $  77 807
                                                                                      =========             =========

4. The following is a summary of transactions in the reserve for loan losses:

                                                                                               (000 Omitted)
                                                                                        March 31           December 31
                                                                                          1999                 1998
                                                                                    -----------------    --------------
              Balance at beginning of period                                          $   1 140             $   1 139

                 Provision charged to operating expense                                      --                   125
                 Recoveries added to the reserve                                              5                    43
                 Loan losses charged to the reserve                                         (14)                 (167)
                                                                                      ---------             ---------

              Balance at end of period                                                $   1 131             $   1 140
                                                                                      =========             =========

5. Information about impaired loans as of March 31, 1999 and December 31, 1998 is as follows:

                                                                                             (000 Omitted)
                                                                                  -----------------------------------
                                                                                       March 31         December 31
                                                                                        1999                1998
                                                                                   --------------      --------------
              Impaired loans for which a reserve has been provided                   $    398              $    398
              Impaired loans for which no reserve has been provided                        --                    --
                                                                                     --------              --------

                              Total impaired loans                                   $    398              $    398
                                                                                     ========              ========

              Reserve provided for impaired loans, included in the
                 reserve for loan losses                                             $    199              $    199
                                                                                     ========              ========

              Average balance in impaired loans                                      $    398              $    398
                                                                                     ========              ========

              Interest income recognized                                             $      9              $     34
                                                                                     ========              ========

         Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $-0- at March 31, 1999 and $285,150 at December 31, 1998. If interest on these loans had been accrued, such income would have been $-0- for the first three months of 1999 and $29,267 in 1998.

6. The "Year 200 Problem" exists because computers and computer programs were written using only a two digit field for the year rather than a four digit field. As we move into the Year 2000 and continue to use "00" for the date, many computers, computer programs, and any equipment using date sensitive microchips may not recognize "00" as the Year 2000, but may "think" it is the year 1900. For many businesses and industries, this misconception may cause problems. Hence, the challenge facing the world has been to prepare for the Year 2000 by ensuring that all equipment is appropriately date sensitive to the four digit date 2000 and beyond. The Subsidiary Bank depends heavily on computer processing in connection with its business activities. Failure of its computer systems could have a significant impact on its operations.

         During 1997 the Subsidiary Bank began preparing to meet the challenge by sending letters to third party vendors and suppliers requesting written documentation regarding their planning, renovation, and testing of computer systems and software and other equipment containing embedded microchips to ensure Year 2000 compliance. Vendors contacted included all parties that supplied service that the Subsidiary Bank believed could be affected by embedded microchips, such as electric, water, computer hardware and software providers. In January 1998, the Subsidiary Bank's Board of Directors approved the appointment of a Year 2000 Committee composed of directors, officers and staff. The Committee has written a Year 2000 Plan that was approved by the Board of Directors which details steps to be taken for Year 2000 compliance.

         The Plan includes the following phases of procedure: awareness, assessment, renovation, validation and implementation. The awareness phase was educating all personnel within the organization including directors, officers and staff so that everyone understood the definition of the problem. All personnel also needed to understand that the Corporation was seriously undertaking the challenge to complete all the remaining phases of the Plan in a timely manner. The assessment phase included identifying all systems and equipment that would be affected by the problem. The renovation phase included performing repairs, upgrades and/or replacements of all computer systems and equipment containing embedded microchips that were identified in the assessment phase as needing renovation. The validation phase includes testing of all systems and equipment. The implementation phase occurs when all previous phases are complete and all systems have been certified as Year 2000 compliant.

         The status of these phases as of March 31, 1999 is listed below:

              Awareness        Complete
              Assessment       Complete
              Renovation       Substantially  Complete.  Remaining  renovation
                               includes replacement of optical disk storage system hardware and software, two personal computers, one server and hub. Expected completion June 30, 1999.

              Validation       Progressing on schedule. Remaining validation
                               expected to be substantially complete within guidelines of the Federal Financial Institutions
                               Examination Council (FFIEC), whose completion deadline is June 30, 1999.

              Implementation   Progressing on schedule. As renovation and
                               validation phases progress so does completion of this phase. Expected completion will be within FFIEC guidelines.

         The Subsidiary Bank does not maintain a formal budget. Therefore, expenses related to the Year 2000 are reviewed and approved by the Board of Directors on an as needed basis. As of March 31, 1999, actual costs were $187,632. Most of the costs were for computers and related equipment. There have also been expenditures for testing of our major software vendors. It is estimated that the total costs for the Year 2000 will not exceed $350,000, assuming that the Subsidiary Bank has identified the most significant Year 2000 issues. These costs do not include the costs of personnel who have performed Year 2000 functions in addition to their regular responsibilities during this time of preparation.

         The Subsidiary Bank has continued to communicate with third party vendors and suppliers to update documentation from them in regard to their Year 2000 readiness. The majority of these vendors and suppliers have stated that they have successfully completed their renovations and testing. Questionnaires were mailed to significant loan customers (limited to commercial purpose loans) to determine the effectiveness of their Year 2000 preparation including anticipated problems and proposed solutions. Written responses were requested with approximately 69% responding as of mid-March 1999. Response and no response customers are being evaluated (95% evaluated to date) by loan personnel, and additions to the reserve for loan losses will be made if necessary. At this time, the Subsidiary Bank does not expect any of these loan customer Year 2000 situations to have an adverse material impact on Bank operations. The aggregate balances (including available and outstanding amounts on lines of credit) of the loan customers questioned represent approximately 27% of the Bank's total loan portfolio. Questionnaires have been sent to significant deposit customers and responses will be evaluated upon receipt. The aggregate balances of the deposit customers who will be questioned represent 2% of the total deposit portfolio.

         The Year 2000 Committee has identified customer awareness as an important part of Year 2000 preparation. We have a Customer Awareness Policy and have mailed several communications to customers regarding Year 2000 plans. It is necessary that all customers understand that the Subsidiary Bank's deposits are insured by the Federal Deposit Insurance Corporation. We anticipate more communications with the customers beginning in the near future.

         The Year 2000 Committee has written a Year 2000 Contingency Plan which has been approved by the Board of Directors. Many issues were discussed during the development and planning for business resumption and remediation contingency plans. Responsibility and reporting structure have been designated. Critical personnel have been designated to be available as needed. Special staffing and hours have been approved as needed. Core business processes were identified. Event timelines were designated including critical testing dates. Numerous failure scenarios were discussed including power outages from complete to localized, telecommunications outages, water outages, various hardware and software failures, and lack of vendor supplies. Considerations were given to the following factors during the planning process:
         estimated costs, feasibility, functionality, and appropriateness.

         The most likely worst-case scenario would be a localized disruption or failure of power and/or telecommunications, although the Subsidiary Bank has no reason to conclude that these events will happen. If these events did occur, the Subsidiary Bank would implement its contingency plan. It is important for customers to understand that if a contingency plan is implemented there may be some customer inconvenience since service levels may not be at peak.

         Finally, we must admit that even after detailed preparation as described above, there are no guarantees that the assumptions, estimates, tests, and validation will be as we expect. The Corporation is still dependent on third party vendors and suppliers for a large part of our business operations. If events are not as the Corporation and our vendors expect, the Subsidiary Bank's business, results of operations and financial position could be materially adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1998 and March 31, 1999, total assets have decreased slightly. The March 31 annualized return on average assets is 1.16% compared to 1.07% at December 31. At March 31 the annualized return on average equity is 10.46% compared to 9.39% at December 31. The leverage capital (equity to assets) ratio is 11.25% at March 31 compared to 11.15% at December 31.

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

                                                                            (000 Omitted)
                                                                            March 31, 1999
                                                                            --------------
          Balance at beginning of period                                       $ 1 140
          Charge-offs:
              Commercial, financial and agricultural                                --
              Real estate - construction                                            --
              Real estate - mortgage                                                --
              Consumer                                                              14
                                                                               -------
                    Total charge-offs                                               14
          Recoveries:
              Commercial, financial and agricultural                                --
              Real estate - construction                                            --
              Real estate - mortgage                                                --
              Consumer                                                               5
                                                                               -------
                    Total recoveries                                                 5
                                                                               -------
          Net charge-offs                                                            9
          Additions charged to operations                                           --
                                                                               -------
          Balance at end of period                                             $ 1 131
                                                                               =======

          Ratio of net charge-offs during the period to average
              loans outstanding during the period                               .0115%
                                                                               =======

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

                                                                                          (000 Omitted)
                                                                                         March 31, 1999
              Nonaccrual loans                                                                $  144
              Restructured loans                                                                  --
              Foreclosed properties                                                               76
                                                                                              ------
                 Total nonperforming assets                                                   $  220
                                                                                              ======

              Loans past due 90 days accruing interest                                        $  161
                                                                                              ======

              Reserve for loan losses to period end loans                                      1.44%
                                                                                              ======

              Nonperforming assets to period end loans and foreclosed properties               .281%
                                                                                              ======


At March 31, 1999, other potential problem loans totalled $24,305. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have decreased $1,500,000 as of March 31, 1999 compared with December 31, 1998. Non-interest bearing demand deposits have decreased about $1,400,000. Balances of other types of accounts have changed some between the account types.

The comparison of the income statements for the three months ended March 31, 1999 and 1998 shows a decrease of 2% in net income in 1999. Net interest income decreased 3%, interest income increased less than 1%, and interest expense increased 5%.

The increase in interest expense as of March 31, 1999 compared with March 31, 1998, is due to the increase in deposits overall of which a significant portion went to Select Checking as well as the movement of funds into Select Checking from existing deposit accounts paying a lower interest rate.

Noninterest income increased 34% as of March 31, 1999 compared to March 31, 1998. There was an increase in income from fiduciary activities and a gain on sale of foreclosed real estate. Noninterest expense increased almost 7%. This included an increase in furniture and equipment expenses due to replacement of equipment for Year 2000 compliance as well as a combination of increases and decreases in numerous other operating expenses. Two particular operating expenses with changes are the legal and professional fees increase compared to 1998 because of a reimbursement received in 1998 for legal expenses on a foreclosure that actually reduced 1998 expenses and the increase in West Virginia business franchise tax because of a change in the taxing of financial institutions.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities were used to fund investing activities. Financing activities used funds total deposits decreased. Cash and cash equivalents decreased during this period, but liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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


                                       POTOMAC BANCSHARES, INC.

Date May 11, 1999                      /s/ Charles W. LeMaster
     ________________                  ____________________________________
                                       Charles W. LeMaster, President & CEO

Date May 11, 1999                      /s/ L. Gayle Marshall Johnson
     ________________                  ____________________________________
                                       L. Gayle Marshall Johnson, Vice
                                       President and Chief Financial Officer