Form 10QSB
period 1999-06-30
POTOMAC BANCSHARES INC
filed 1999-08-12
CIK 925173

1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 XX      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934


For quarterly period ended          June 30, 1999
                           --------------------------

-----    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from___________________to___________________________

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

Yes  _____XXX____   No_______________

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes____________ No___________          Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares

         Transitional Small Business Disclosure Format (check one):

Yes___________ No____XXX_____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                                   (Unaudited)
                                                                                     June 30       December 31
                                                                                       1999            1998
                                                                              ----------------  ---------------

Assets:
    Cash and due from banks                                                   $         5 643      $      4 646
    Securities (fair value:  June 30, 1999, $50,071;
       December 31, 1998, $50,530)                                                     50 045            50 208
    Securities purchased under agreements to resell
       and federal funds sold                                                          10 821            13 483
    Loans                                                                              79 527            77 807
       Less reserve for loan losses                                                    (1 202)           (1 140)
                                                                              ----------------     ------------
          Net loans                                                                    78 325            76 667
    Bank premises and equipment, net                                                    1 422             1 224
    Accrued interest receivable                                                         1 161             1 168
    Other assets                                                                          850               708
                                                                              ---------------      ------------

              Total Assets                                                    $       148 267      $    148 104
                                                                              ===============      ============

Liabilities and Stockholders' Equity:
Liabilities:
    Non-interest bearing deposits                                             $        16 536      $     17 422
    Interest bearing deposits                                                         113 989           113 244
                                                                              ---------------      ------------
          Total Deposits                                                              130 525           130 666
    Accrued interest payable                                                              326               350
    Other liabilities                                                                     967               892
                                                                              ---------------      ------------
          Total Liabilities                                                   $       131 818      $    131 908
                                                                              ---------------      ------------

Stockholders' Equity:
    Common stock par value $1.00 per share (5,000,000 shares
       authorized, 600,000 shares issued and outstanding)                     $           600      $        600
    Surplus                                                                             5 400             5 400
    Accumulated other comprehensive income                                               (134)              105
    Undivided profits                                                                  10 583            10 091
                                                                              ---------------      ------------
          Total Stockholders' Equity                                                   16 449            16 196
                                                                              ---------------      ------------

              Total Liabilities and Stockholders' Equity                      $       148 267      $    148 104
                                                                              ===============      ============




See Accompanying Notes to Consolidated Financial Statements



                                                                               3
                            POTOMAC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                                      For the Three Months             For the Six Months
                                                                           Ended June 30                   Ended June 30
                                                                ----------------------------     --------------------------
                                                                     1999            1998           1999            1998
                                                                ------------      ----------     -----------   ------------

Interest Income:
    Interest and fees on loans                                  $    1 682        $    1 740     $    3 332    $    3 508
    Interest on investment securities
       Taxable                                                         363               489            727           889
    Interest and dividends on securities available for sale
       Taxable                                                         335               173            659           359
       Dividends                                                         8                 7             15            13
    Interest on securities purchased under agreements
       to resell and federal funds sold                                130                91            250           190
                                                                ----------        ----------     ----------    ----------

              Total Interest Income                             $    2 518        $    2 500     $    4 983    $    4 959

Interest Expense:
    Interest on deposits                                        $    1 058        $    1 092     $    2 132    $    2 120
    Interest on federal funds purchased                                 --                --             --            --
                                                                ----------        ----------     ----------    ----------

              Total Interest Expense                            $    1 058        $    1 092     $    2 132    $    2 120
                                                                ----------        ----------     ----------    ----------

              Net Interest Income                               $    1 460        $    1 408     $    2 851    $    2 839

Provision for Loan Losses                                               75                75             75            75
                                                                ----------        ----------     ----------    ----------

              Net Interest Income after
                 Provision for Loan Losses                      $    1 385        $    1 333     $    2 776    $    2 764
                                                                ----------        ----------     ----------    ----------

Other Income:
    Commissions and fees from fiduciary activities              $      132        $      143     $      325    $      286
    Service charges on deposit accounts                                 85                98            169           191
    Fees for other customer services                                    50                45             89            82
    Other operating income                                              16                 7             76            15
                                                                ----------        ----------     ----------    ----------

              Total Other Income                                $      283        $      293     $      659    $      574
                                                                ----------        ----------     ----------    ----------

Other Expenses:
    Salaries and employee benefits                              $      610        $      635     $    1 244    $    1 285
    Net occupancy expense of premises                                   48                48             96            93
    Furniture and equipment expenses                                   106                82            208           166
    Other operating expenses                                           337               300            643           540
                                                                ----------        ----------     ----------    ----------

              Total Other Expenses                              $    1 101        $    1 065     $    2 191    $    2 084
                                                                ----------        ----------     ----------    ----------

              Income before Income Tax Expense                  $      567        $      561     $    1 244    $    1 254

Income Tax Expense                                                     203               207            452           465
                                                                ----------        ----------     ----------    ----------

              Net Income                                        $      364        $      354     $      792    $      789
                                                                ==========        ==========     ==========    ==========

Earnings Per Share, basic and diluted                           $      .61        $      .59     $     1.32    $     1.32
                                                                ==========        ==========     ==========    ==========



See Accompanying Notes to Consolidated Financial Statements



                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (000 Omitted)
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                        Common      Capital    Comprehensive        Undivided     Comprehensive
                                         Stock      Surplus        Income            Profits          Income             Total
                                       ---------    --------   --------------       ----------    --------------      ----------
Balances, January 1, 1999              $     600   $   5 400                        $  10 091          $    105       $  16 196

    Comprehensive income

       Net income                             --          --         $   792              792                --             792
       Other comprehensive income,
          net of tax
              Change in unrealized
                 gain (loss) on
                 securities                   --          --            (239)              --              (239)           (239)
                                                                     ---------
    Comprehensive income                                             $   553
                                                                     =========

    Cash dividends                            --          --                             (300)               --            (300)
                                       ---------   ---------                        ---------          --------       ---------

Balances, June 30, 1999                $     600   $   5 400                        $  10 583          $   (134)      $  16 449
                                       =========   =========                        =========          ========


Balances, January 1, 1998              $     600   $   5 400                        $   9 292          $      6       $  15 298

    Comprehensive income

       Net income                             --          --         $   789              789                --             789
       Other comprehensive income,
          net of tax
              Change in unrealized
                 gain (loss) on
                 securities                   --          --              19               --                19              19
                                                                     --------

    Comprehensive income                                             $   808
                                                                     ========

    Cash dividends                            --          --                             (300)               --            (300)
                                       ---------   ---------                        ---------          --------       ---------

Balances, June 30, 1998                $     600   $   5 400                        $   9 781          $     25       $  15 806
                                       =========   =========                        =========          ========       =========





See Accompanying Notes to Consolidated Financial Statements



                            POTOMAC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 Omitted)
                                   (Unaudited)

                                                                                           For the Six Months Ended
                                                                                           ------------------------
                                                                                           June 30          June 30
                                                                                            1999             1998
                                                                                           --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $       792             $      789
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                           75                     75
          Depreciation                                                                       126                     93
          Amortization                                                                         6                      6
          Discount accretion and premium amortization on
              securities, net                                                                 21                      6
          (Gain) on sale of real estate                                                      (59)                    --
          (Increase) decrease in accrued interest receivable                                   7                   (151)
          (Increase) in other assets                                                         (25)                   (45)
          Increase (decrease) in accrued interest payable                                    (24)                    16
          Increase in other liabilities                                                       75                     98
                                                                                     -----------             ----------
                    Net cash provided by operating activities                        $       994             $      887
                                                                                     -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities                                  $        --             $    2 000
    Proceeds from maturity of securities available for sale                                3 000                  1 000
    Purchase of investment securities                                                         --                (11 015)
    Purchase of securities available for sale                                             (3 221)                   (48)
    Net (increase) in loans                                                               (1 885)                  (950)
    Purchases of bank premises and equipment                                                (324)                  (101)
    Proceeds from sale of real estate                                                        211                     55
                                                                                     -----------             ----------
                    Net cash (used in) investing activities                          $    (2 219)            $   (9 059)
                                                                                     -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, NOW accounts and
       savings accounts                                                              $       175             $    5 990
    Net increase (decrease) in certificates of deposit                                      (315)                 1 552
    Cash dividends                                                                          (300)                  (300)
                                                                                     -----------             ----------
                    Net cash provided by (used in) financing activities              $      (440)            $    7 242
                                                                                     -----------             ----------

                    (Decrease) in cash and cash equivalents                          $    (1 665)            $     (930)

CASH AND CASH EQUIVALENTS
    Beginning                                                                             18 129                 13 118
                                                                                     -----------             ----------

    Ending                                                                           $    16 464             $   12 188
                                                                                     ===========             ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $     2 156             $    2 105
                                                                                     ===========             ==========

       Income taxes                                                                  $       499             $      435
                                                                                     ===========             ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $       168             $       55
                                                                                     ===========             ==========

    Loans made on sale of real estate                                                $       249             $       --
                                                                                     ===========             ==========

    Unrealized gain (loss) on securities available for sale                          $      (363)            $       28
                                                                                     ===========             ==========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and December 31, 1998, the results of operations for the three months ended June 30, 1999 and 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1998. The results of operations for the six month periods ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of June 30, 1999 and December 31, 1998 are summarized below:




                                                                                     (000 Omitted)
                                                                                     June 30, 1999
                                                         ------------------------------------------------------------------
                                                                             Gross             Gross
                                                            Amortized      Unrealized       Unrealized           Fair
                                                               Cost          Gains           (Losses)           Value
                                                         --------------    ----------       ----------      ------------
             Securities held to maturity:
                U.S. Treasury securities                  $       8 006    $      29           $   --       $      8 035
                Obligations of U.S. Government
                   agencies                                      17 007           26              (29)            17 004
                                                         --------------    ----------       ----------      ------------

                                                          $      25 013    $      55           $  (29)      $     25 039
                                                         ==============    ==========       ==========      ============


                                                                                      (000 Omitted)
                                                                                    December 31, 1998
                                                         ------------------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                              Cost           Gains           (Losses)          Value
                                                         --------------    ----------       ----------      ------------
             Securities held to maturity:
                U.S. Treasury securities                  $      17 009    $     229           $   --       $     17 238
                Obligations of U.S. Government
                   agencies                                       8 021           92               --              8 113
                                                         --------------    ----------       ----------      ------------

                                                          $      25 030    $     321           $   --       $     25 351
                                                         ==============    ==========       ==========      ============




        Securities available for sale as of June 30, 1999 and December 31, 1998 are summarized below:

                                                                                    (000 Omitted)
                                                                                    June 30, 1999
                                                         ---------------------------------------------------------------
                                                                              Gross              Gross
                                                            Amortized       Unrealized         Unrealized       Fair
                                                              Cost             Gains            (Losses)        Value
                                                         --------------    ------------       ------------  ------------
             Securities available for sale:
                U.S. Treasury securities                  $      2 000     $      13           $   --       $     2 013
                Obligations of U.S. Government
                   agencies                                     22 786            20             (237)           22 569
                Federal Home Loan Bank stock                       450            --               --               450
                                                         --------------    ------------       ------------  ------------

                                                          $     25 236     $      33           $ (237)      $    25 032
                                                         ==============    ============       ============  ============


                                                                                     (000 Omitted)
                                                                                   December 31, 1998
                                                          ---------------------------------------------------------------
                                                                              Gross           Gross
                                                            Amortized       Unrealized      Unrealized           Fair
                                                               Cost           Gains          (Losses)           Value
                                                         --------------    ------------       ------------  ------------
             Securities held to maturity:
                U.S. Treasury securities                  $       5 000    $      43           $   --       $      5 043
                Obligations of U.S. Government
                   agencies                                      19 570          140              (24)            19 686
                Federal Home Loan Bank stock                        450           --               --                450
                                                         --------------    ------------       ------------  ------------

                                                          $      25 020    $     183           $  (24)      $     25 179
                                                         ==============    ============       ============  ============

3.       The consolidated loan portfolio, stated at face amount, is composed of the following:
                                                                                                  (000 Omitted)
                                                                                    ---------------------------------
                                                                                       June 30            December 31
                                                                                         1999                 1998
                                                                                    -----------           -----------
              Real estate loans:
                 Construction and land development                                  $       148           $       652
                 Secured by farmland                                                      2 727                 1 394
                 Secured by 1-4 family residential                                       44 513                42 541
                 Other real estate loans                                                 12 051                12 624
              Loans to farmers (except those secured by real estate)                        512                   246
              Commercial and industrial loans (except those secured
                 by real estate)                                                          2 010                 2 188
              Loans to individuals for personal expenditures                             17 247                17 738
              All other loans                                                               319                   424
                                                                                    -----------           -----------

                        Total loans                                                 $    79 527           $    77 807
                                                                                    ===========           ===========

4. The following is a summary of transactions in the reserve for loan losses:

                                                                                              (000 Omitted)
                                                                                    ------------------------------------
                                                                                        June 30           December 31
                                                                                         1999                  1998
                                                                                    -----------           -----------

              Balance at beginning of period                                        $     1 140           $     1 139

                 Provision charged to operating expense                                      75                   125
                 Recoveries added to the reserve                                             14                    43
          Loan losses charged to the reserve                                                (27)                 (167)
                                                                                    -----------           -----------

              Balance at end of period                                              $     1 202           $     1 140
                                                                                    ===========           ===========


5.        Information about impaired loans as of June 30, 1999 and December 31, 1998 is as follows:

                                                                                              (000 Omitted)
                                                                                    ---------------------------------
                                                                                       June 30            December 31
                                                                                         1999                 1998
                                                                                    -----------           -----------
              Impaired loans for which a reserve has been provided                   $      630          $       398
    Impaired loans for which no reserve has been provided                                    --                   --
                                                                                     ----------          -----------

                           Total impaired loans                                      $      630          $       398
                                                                                     ==========          ===========

              Reserve provided for impaired loans, included in the
                 reserve for loan losses                                             $      268          $       199
                                                                                     ==========          ===========

              Average balance in impaired loans                                      $      456          $       398
                                                                                     ==========          ===========

              Interest income recognized                                             $       28          $        34
                                                                                     ==========          ===========



          Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $256,620 at June 30, 1999 and $285,150 at December 31, 1998. Interest accrued on these loans is $6,134 and nonaccrual interest is $5,528 for the first six months of 1999. If interest had been accrued, income would have been $29,267 in 1998.

6. The "Year 2000 Problem" exists because computers and computer programs were written using only a two digit field for the year rather than a four digit field. As we move into the Year 2000 and continue to use "00" for the date, many computers, computer programs, and any equipment using date sensitive microchips may not recognize "00" as the Year 2000, but may "think" it is the year 1900. For many businesses and industries, this misconception may cause problems. Hence, the challenge facing the world has been to prepare for the Year 2000 by ensuring that all equipment is appropriately date sensitive to the four digit date 2000 and beyond. The Subsidiary Bank depends heavily on computer processing in connection with its business activities. Failure of its computer systems could have a significant impact on its operations.

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

          The status of these phases as of June 30, 1999 is listed below:

              Awareness       Complete
              Assessment      Complete
              Renovation      Substantially Complete. Remaining renovation
                              includes replacement of optical disk storage system hardware and software, two personal computers, one server and hub. Expected completion
                              August 31, 1999.

           Validation      Progressing with expected completion August 31, 1999.
           Implementation Progressing. As renovation and validation phases progress so does completion of this phase.

          The Subsidiary Bank does not maintain a formal budget. Therefore, expenses related to the Year 2000 are reviewed and approved by the Board of Directors on an as needed basis. As of June 30, 1999, actual costs were $201,220. Most of the costs were for computers and related equipment. There have also been expenditures for testing of our major software vendors. It is estimated that the total costs for the Year 2000 will not exceed $350,000, assuming that the Subsidiary Bank has identified the most significant Year 2000 issues. These costs do not include the costs of personnel who have performed Year 2000 functions in addition to their regular responsibilities during this time of preparation.

          The Subsidiary Bank has continued to communicate with third party vendors and suppliers to update documentation from them in regard to their Year 2000 readiness. The majority of these vendors and suppliers have stated that they have successfully completed their renovations and testing. Questionnaires were mailed to significant loan customers (limited to commercial purpose loans) to determine the effectiveness of their Year 2000 preparation including anticipated problems and proposed solutions. Written responses were requested with approximately 69% responding as of June 30, 1999. Response and no response customers are being evaluated (95% evaluated to date) by loan personnel, and additions to the reserve for loan losses will be made if necessary. At this time, the Subsidiary Bank does not expect any of these loan customer Year 2000 situations to have an adverse material impact on Bank operations. The aggregate balances (including available and outstanding amounts on lines of credit) of the loan customers questioned represent approximately 27% of the Bank's total loan portfolio.

          Questionnaires have been sent to significant deposit customers and responses have been received from three of the six mailed. Of the three not responding, one has since dropped below the threshold used to receive a questionnaire. The aggregate balances of the deposit customers receiving questionnaires represent 2% of the total deposit portfolio. Responses received represent 55% of the dollar amount of the deposits selected to receive questionnaires. Evaluation of these balances continues.

          The Year 2000 Committee has identified customer awareness as an important part of Year 2000 preparation. We have a Customer Awareness Policy and have mailed several communications to customers regarding Year 2000 plans, including a brochure entitled "The Year 2000 Date
          Change: What the Year 2000 Date Change Means to You and Your Insured Financial Institution" that was mailed during the second quarter of 1999. It is necessary that all customers understand that the Subsidiary Bank's deposits are insured by the Federal Deposit Insurance Corporation if the deposit accounts are structured appropriately and balances are within the coverage limitations. The Subsidiary Bank is planning a day at each of its three locations where a short video entitled "You and Your Bank: A Successful Partnership for the Year 2000" prepared by the American Bankers Association is being shown and where bank personnel are available to answer customer questions and deal with any concerns customers may have regarding the Subsidiary Bank's preparation for the Year 2000. At least two additional mailings are scheduled during 1999 in order to provide customers with additional information regarding Year 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1998 and June 30, 1999, total assets remained basically the same. The June 30 annualized return on average assets is 1.07% as it was at December 31. At June 30 the annualized return on average equity is 9.70% compared to 9.39% at December 31. The leverage capital (equity to assets) ratio is 11.09% at June 30 compared to 11.15% at December 31.

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

                                                                   (000 Omitted)
                                                                   June 30, 1999
                                                                   -------------
          Balance at beginning of period                           $       1 140
          Charge-offs:
              Commercial, financial and agricultural                          --
              Real estate - construction                                      --
              Real estate - mortgage                                          --
              Consumer                                                        27
                                                                   -------------
                    Total charge-offs                                         27
          Recoveries:
              Commercial, financial and agricultural                          --
              Real estate - construction                                      --
              Real estate - mortgage                                          --
              Consumer                                                        14
                                                                   -------------
                    Total recoveries                                          14
                                                                   -------------
          Net charge-offs                                                     13
          Additions charged to operations                                     75
                                                                   -------------
          Balance at end of period                                 $       1 202
                                                                   =============

          Ratio of net charge-offs during the period to average
              loans outstanding during the period                         .0165%
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

                                                               (000 Omitted)
                                                               June 30, 1999
                                                               -------------
       Nonaccrual loans                                        $         257
       Restructured loans                                                 --
       Foreclosed properties                                              76
                                                               -------------
          Total nonperforming assets                           $         333
                                                               =============

       Loans past due 90 days accruing interest                $         962
                                                               =============

       Reserve for loan losses to period end loans                     1.51%
                                                                       =====

      Nonperforming assets to period end loans and foreclosed properties    .42%
                                                                            ====

Loans on nonaccrual status at June 30, 1999 totalled $256,620.

At June 30, 1999, other potential problem loans totalled $26,033. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have also remained basically the same when comparing June 30, 1999 with December 31, 1998. The mix of different types of accounts have remained unchanged except that demand deposit accounts have increased approximately $1,000,000 and NOW accounts have decreased approximately $1,000,000.

The comparison of the income statements for the six months ended June 30, 1999 and 1998 shows relatively little difference in the two periods.

Noninterest income increased 15% in 1999 compared to 1998. Income from fiduciary activities increased 14% and service charges on deposit accounts decreased 12%. Other operating income increased 400% due to gains on sales of foreclosed properties. Noninterest expense increased 5%. The majority of the 3% decrease in salaries and employee benefits is due to decreased group insurance expense because of a change to a partially self funded plan. Furniture and equipment expense increased 25% due mostly to computer equipment purchased to insure Y2K compliance. Other operating expenses increased 19% due to increases in the following categories:

Legal and professional fees - actual 1998 expense was reduced by payment of prior period legal fees from sale of property securing two loans that had been on nonaccrual status.

Printing, stationery, supplies and printed checks

 West Virginia Business Franchise Tax expense - increase in tax paid due to law changes that are phasing out a credit previously taken against this tax.

 ATM expenses - late billings from vendor.

Foreclosure expenses - increased number of foreclosures in 1999.

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

Item 4.    Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 27, 1999 and the following matters were submitted to the security-holders for a vote:

1.       To elect a class of directors for a term of three years.

2.       To ratify the selection by the board of directors of Yount, Hyde
         & Barbour, P.C., as independent Certified Public Accountants for the year 1999.

3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:



                                                                        Votes           Votes
                                                   Votes For           Against         Withheld           Total
                                                   ----------          -------         --------          -------
          1.  Robert W. Butler                      404,117            None             23,532           427,649

              Guy G. Chicchirichi                   404,017            None             23,632           427,649

              Thomas C. G. Coyle                    404,117            None             23,532           427,649

              Francis M. Frye                       404,109            None             23,540           427,649

          2.                                        402,981            20,752            3,916           427,649




Item 6.   Exhibits and Reports on Form 8-K.

(a)Exhibits:

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

                                           POTOMAC BANCSHARES, INC.

Date August 12, 1999                       /s/ Charles W. LeMaster
     -------------------------------      -----------------------
                                           Charles W. LeMaster, President & CEO

Date August 12, 1999                      /s/  L. Gayle Marshall Johnson
     -------------------------------      ------------------------------
                                          L. Gayle Marshall Johnson, Vice
                                             President & Chief Financial Officer