Form 10QSB
period 1999-09-30
POTOMAC BANCSHARES INC
filed 1999-11-12
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 XX      Quarterly report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934

For quarterly period ended          September 30, 1999
                           -----------------------------------

----     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    -------------

Commission file number 0-24958

                            Potomac Bancshares, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

West Virginia                                        55-0732247
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification Number)

111 East Washington Street, Charles Town WV          25414-1071
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

Yes  XXX   No
   ------    -----
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes           No            Not applicable
   ---------    ----------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares
                                                     --------------

         Transitional Small Business Disclosure Format (check one):

Yes          No    XXX
    --------    ---------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                                  (Unaudited)
                                                                                 September 30     December 31
                                                                                     1999             1998
                                                                              ----------------  ---------------
Assets:
    Cash and due from banks                                                   $         5 986      $      4 646
    Securities (fair value:  September 30, 1999, $50,436;
       December 31, 1998, $50,530)                                                     50 453            50 208
    Securities purchased under agreements to resell
       and federal funds sold                                                          10 634            13 483
    Loans                                                                              78 618            77 807
       Less reserve for loan losses                                                    (1 213)           (1 140)
                                                                              ---------------      ------------
          Net loans                                                                    77 405            76 667
    Bank premises and equipment, net                                                    1 769             1 224
    Accrued interest receivable                                                         1 220             1 168
    Other assets                                                                          972               708
                                                                              ---------------      ------------

              Total Assets                                                    $       148 439      $    148 104
                                                                              ===============      ============

Liabilities and Stockholders' Equity:
Liabilities:
    Non-interest bearing deposits                                             $        16 214      $     17 422
    Interest bearing deposits                                                         114 171           113 244
                                                                              ---------------      ------------
          Total Deposits                                                              130 385           130 666
    Accrued interest payable                                                              315               350
    Other liabilities                                                                     924               892
                                                                              ---------------      ------------
          Total Liabilities                                                   $       131 624      $    131 908
                                                                              ---------------      ------------

Stockholders' Equity:
    Common stock par value $1.00 per share (5,000,000 shares
       authorized, 600,000 shares issued and outstanding)                     $           600      $        600
    Surplus                                                                             5 400             5 400
    Accumulated other comprehensive income                                               (147)              105
    Undivided profits                                                                  10 962            10 091
                                                                              ---------------      ------------
          Total Stockholders' Equity                                                   16 815            16 196
                                                                              ---------------      ------------

              Total Liabilities and Stockholders' Equity                      $       148 439      $    148 104
                                                                              ===============      ============


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                                      For the Three Months           For the Nine Months
                                                                       Ended September 30             Ended September 30
                                                                ----------------------------     --------------------------
                                                                     1999            1998             1999          1998
                                                                ------------- --------------     -------------  -----------

Interest Income:
    Interest and fees on loans                                  $    1 678        $    1 760     $    5 010    $    5 268
    Interest on investment securities
       Taxable                                                         356               448          1 083         1 337
    Interest and dividends on securities available for sale
       Taxable                                                         360               217          1 019           576
       Dividends                                                         7                 7             22            20
    Interest on securities purchased under agreements
       to resell and federal funds sold                                122               131            372           321
                                                                ----------        ----------     ----------    ----------

              Total Interest Income                             $    2 523        $    2 563     $    7 506    $    7 522

Interest Expense:
    Interest on deposits                                        $    1 041        $    1 149     $    3 173    $    3 269
    Interest on federal funds purchased                                 --                --             --            --
                                                                ----------        ----------     ----------    ----------

              Total Interest Expense                            $    1 041        $    1 149     $    3 173    $    3 269
                                                                ----------        ----------     ----------    ----------

              Net Interest Income                               $    1 482        $    1 414     $    4 333    $    4 253

Provision for Loan Losses                                               50                50            125           125
                                                                ----------        ----------     ----------    ----------

              Net Interest Income after
                 Provision for Loan Losses                      $    1 432        $    1 364     $    4 208    $    4 128
                                                                ----------        ----------     ----------    ----------

Other Income:
    Commissions and fees from fiduciary activities              $      138        $      132     $      463    $      418
    Service charges on deposit accounts                                 88                93            257           284
    Fees for other customer services                                    48                39            137           121
    Other operating income                                              15                 8             91            23
                                                                ----------        ----------     ----------    ----------

              Total Other Income                                $      289        $      272     $      948    $      846
                                                                ----------        ----------     ----------    ----------

Other Expenses:
    Salaries and employee benefits                              $      662        $      656     $    1 906    $    1 941
    Net occupancy expense of premises                                   57                47            153           140
    Furniture and equipment expenses                                   110                98            318           264
    Other operating expenses                                           287               294            930           834
                                                                ----------        ----------     ----------    ----------

              Total Other Expenses                              $    1 116        $    1 095     $    3 307    $    3 179
                                                                ----------        ----------     ----------    ----------

              Income before Income Tax Expense                  $      605        $      541     $    1 849    $    1 795

Income Tax Expense                                                     226               204            678           669
                                                                ----------        ----------     ----------    ----------

              Net Income                                        $      379        $      337     $    1 171    $    1 126
                                                                ==========        ==========     ==========    ==========

Earnings Per Share, basic and diluted                           $      .63        $      .56     $     1.95    $     1.88
                                                                ==========        ==========     ==========    ==========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (000 Omitted)
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                       Common       Capital    Comprehensive         Undivided     Comprehensive
                                       Stock        Surplus       Income               Profits         Income         Total
                                      ----------   ----------   ------------       -------------    ------------    -----------
Balances, January 1, 1999              $   600     $  5 400                        $     10 091       $    105      $   16 196

    Comprehensive income

       Net income                           --           --       $   1 171               1 171             --           1 171
       Other comprehensive income,
          net of tax
              Change in unrealized
                 gain (loss) on
                 securities                 --           --            (252)                --            (252)            (252)
                                                                    ---------
    Comprehensive income                                            $   919
                                                                    =========

    Cash dividends                            --          --                                (300)            --            (300)
                                       ---------   ---------                        ------------       --------       -----------

Balances, September 30, 1999           $     600   $   5 400                        $     10 962       $   (147)      $ 16 815
                                        =========   =========                        ============       ========    ===========

Balances, January 1, 1998              $     600   $   5 400                        $      9 292       $      6       $ 15 298

    Comprehensive income

       Net income                             --          --       $   1 126               1 126             --          1 126
       Other comprehensive income,
          net of tax
              Change in unrealized
                 gain (loss) on
                 securities                   --          --             152                 --              152           152
                                                                     ---------

    Comprehensive income                                             $   1 278
                                                                     =========
    Cash dividends                            --          --                                (300)            --           (300)
                                       ---------   ---------                        ------------       --------      -----------

Balances, September 30, 1998           $     600   $   5 400                        $     10 118       $    158      $  16 276
                                       =========   =========                        ============       ========      ============


See Accompanying Notes to Consolidated Financial Statements

                                                                               5
                            POTOMAC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 Omitted)
                                   (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                           ---------------------------
                                                                                           September 30   September 30
                                                                                               1999           1998
                                                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $     1 171             $   1 126
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                          125                   125
          Depreciation                                                                       192                   153
          Amortization                                                                         7                     9
          Discount accretion and premium amortization on
              securities, net                                                                 27                    10
          (Gain) loss on sale of real estate                                                 (59)                   10
          (Increase) in accrued interest receivable                                          (52)                 (107)
          (Increase) in other assets                                                         (17)                  (79)
          Increase (decrease) in accrued interest payable                                    (36)                    7
          Increase in other liabilities                                                       32                    88
                                                                                     -----------             ---------
                    Net cash provided by operating activities                        $     1 390             $   1 342
                                                                                     -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities                                  $     2 000             $   8 000
    Proceeds from maturity of securities available for sale                                3 550                 1 000
    Purchase of investment securities                                                         --               (11 014)
    Purchase of securities available for sale                                             (6 204)               (5 065)
    Net (increase) in loans                                                               (1 139)               (1 230)
    Purchases of bank premises and equipment                                                (737)                 (188)
    Proceeds from sale of real estate                                                        211                   147
                                                                                     -----------             ---------
                    Net cash (used in) investing activities                          $    (2 319)            $  (8 350)
                                                                                     -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, NOW accounts and
       savings accounts                                                              $      (313)            $  10 766
    Net increase in certificates of deposit                                                   33                 1 656
    Cash dividends                                                                          (300)                 (300)
                                                                                     -----------             ---------
                    Net cash provided by (used in) financing activities              $      (580)            $  12 122
                                                                                     ------------            ---------

                    Increase (decrease) in cash and cash equivalents                 $    (1 509)            $   5 114

CASH AND CASH EQUIVALENTS
    Beginning                                                                             18 129                13 118
                                                                                     ------------            ---------


    Ending                                                                              $ 16 620             $  18 232
                                                                                     ============            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $     3 209             $   3 261
                                                                                     ===========             =========

       Income taxes                                                                  $       741             $     679
                                                                                     ===========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $       312             $      55
                                                                                     ===========             =========

    Loans made on sale of real estate                                                $       249             $      --
                                                                                     ===========             =========

    Unrealized gain (loss) on securities available for sale                          $      (382)            $     229
                                                                                     ===========             =========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and December 31, 1998, the results of operations for the three months ended September 30, 1999 and 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1998. The results of operations for the nine month periods ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of September 30, 1999 and December 31, 1998 are summarized below:



                                                                                     (000 Omitted)
                                                                                  September 30, 1999
                                                          ----------------------------------------------------------------
                                                                             Gross             Gross
                                                            Amortized      Unrealized       Unrealized           Fair
                                                               Cost          Gains           (Losses)            Value
                                                           ------------   ----------         ----------     -------------
             Securities held to maturity:
                U.S. Treasury securities                  $       6 000    $      18           $   --       $      6 018
                Obligations of U.S. Government
                   agencies                                      17 008            8              (43)            16 973
                                                          -------------    ---------           ------       ------------

                                                          $      23 008    $      26           $  (43)      $     22 991
                                                          =============    =========           ======       ============


                                                                                      (000 Omitted)
                                                                                   December 31, 1998
                                                          ----------------------------------------------------------------
                                                                             Gross             Gross
                                                            Amortized      Unrealized       Unrealized         Fair
                                                               Cost           Gains          (Losses)          Value
                                                           ------------    -----------      -----------     --------------
             Securities held to maturity:
                U.S. Treasury securities                  $      17 009    $     229           $   --       $     17 238
                Obligations of U.S. Government
                   agencies                                       8 021           92               --              8 113
                                                          -------------    ---------           ------       ------------

                                                          $      25 030    $     321           $   --       $     25 351
                                                          =============    =========           ======       ============


         Securities available for sale as of September 30, 1999 and December 31, 1998 are summarized below:

                                                                                      (000 Omitted)
                                                                                   September 30, 1999
                                                         -----------------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized       Unrealized      Unrealized            Fair
                                                               Cost            Gains         (Losses)             Value
                                                         --------------    -----------      ----------      --------------
             Securities available for sale:
                U.S. Treasury securities                  $       2 000    $       9           $   --       $      2 009
                Obligations of U.S. Government
                   agencies                                      25 218           14             (246)            24 986
                Federal Home Loan Bank stock                        450           --               --                450
                                                          -------------    ---------           ------       ------------

                                                          $      27 668    $      23           $ (246)      $     27 445
                                                          =============    =========           ======       ============


                                                                                       (000 Omitted)
                                                                                     December 31, 1998
                                                         ----------------------------------------------------------------
                                                                              Gross            Gross
                                                            Amortized       Unrealized      Unrealized           Fair
                                                               Cost           Gains           (Losses)           Value
                                                          -------------    ------------     -----------     -------------

             Securities available for sale:
                U.S. Treasury securities                  $       5 000    $      43           $   --       $      5 043
                Obligations of U.S. Government
                   agencies                                      19 570          140              (24)            19 686
                Federal Home Loan Bank stock                        450           --               --                450
                                                          -------------    ---------           ------       ------------

                                                          $      25 020    $     183           $  (24)      $     25 179
                                                          =============    =========           ======       ============

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                               (000 Omitted)
                                                                                      September 30        December 31
                                                                                           1999               1998
                                                                                    ---------------      -------------
              Real estate loans:
                 Construction and land development                                  $        48           $       652
                 Secured by farmland                                                      2 852                 1 394
                 Secured by 1-4 family residential                                       44 502                42 541
                 Other real estate loans                                                 11 302                12 624
              Loans to farmers (except those secured by real estate)                        422                   246
              Commercial and industrial loans (except those secured
                 by real estate)                                                          2 035                 2 188
              Loans to individuals for personal expenditures                             17 110                17 738
              All other loans                                                               347                   424
                                                                                    -----------           -----------

                        Total loans                                                 $    78 618           $    77 807
                                                                                    ===========           ===========

4. The following is a summary of transactions in the reserve for loan losses:

                                                                                                  (000 Omitted)
                                                                                        September 30          December 31
                                                                                            1999                  1998
                                                                                    -------------------   --------------------------

              Balance at beginning of period                                        $     1 140           $     1 139

                 Provision charged to operating expense                                     125                   125
                 Recoveries added to the reserve                                             21                    43
                 Loan losses charged to the reserve                                         (73)                 (167)
                                                                                    -----------           -----------

              Balance at end of period                                              $     1 213            $    1 140
                                                                                    ===========            ==========

5. Information about impaired loans as of September 30, 1999 and December 31, 1998 is as follows:



                                                                                         (000 Omitted)
                                                                                   ---------------------------------
                                                                                    September 30         December 31
                                                                                        1999                 1998
                                                                                    ------------        ------------
          Impaired loans for which a reserve has been provided                       $      232          $       398
    Impaired loans for which no reserve has been provided                                    --                   --
                                                                                     ----------          -----------

                           Total impaired loans                                      $      232          $       398
                                                                                     ==========          ===========

          Reserve provided for impaired loans, included in the
              reserve for loan losses                                                $       69          $       199
                                                                                     ==========          ===========

          Average balance in impaired loans                                          $      414          $       398
                                                                                     ==========          ===========

          Interest income recognized                                                 $       12          $        34
                                                                                     ==========          ===========

       Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $112,844 at September 30, 1999 and $-0- at December 31, 1998. Interest accrued on these loans is $4,739 in 1999 and nonaccrual interest is $2,287 for the first nine months of 1999.

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

       The status of these phases as of September 30, 1999 is listed below:

              Awareness       Complete
              Assessment      Complete
              Renovation      Complete
              Validation      Complete for all mission critical systems
              Implementation  Complete for all mission critical systems

       The Subsidiary Bank does not maintain a formal budget. Therefore, expenses related to the Year 2000 are reviewed and approved by the Board of Directors on an as needed basis. As of September 30, 1999, actual costs were $261,789. Most of the costs were for computers and related equipment. There have also been expenditures for testing of our major software vendors. It is estimated that the total costs for the Year 2000 will not exceed $350,000, assuming that the Subsidiary Bank has identified the most significant Year 2000 issues. These costs do not include the costs of personnel who have performed Year 2000 functions in addition to their regular responsibilities during this time of preparation.

       The Subsidiary Bank has continued to communicate with third party vendors and suppliers to update documentation from them in regard to their Year 2000 readiness. The majority of these vendors and suppliers have stated that they have successfully completed their renovations and testing.

       Questionnaires were mailed to significant loan customers (limited to commercial purpose loans) to determine the effectiveness of their Year 2000 preparation including anticipated problems and proposed solutions. Written responses were requested with approximately 69% responding as of September 30, 1999. Response and no response customers have been evaluated by loan personnel. At this time, the Subsidiary Bank does not expect any of these loan customer Year 2000 situations to have an adverse material impact on Bank operations. The aggregate balances (including available and outstanding amounts on lines of credit) of the loan customers questioned represent approximately 27% of the Bank's total loan portfolio.

       Questionnaires were sent to significant deposit customers. The aggregate balances of the deposit customers receiving questionnaires represent 2% of the total deposit portfolio. Upon evaluation of these customer situations, the Subsidiary Bank does not expect any of them to have an adverse material impact on Bank operations.

       The Year 2000 Committee has identified customer awareness as an important part of Year 2000 preparation. We have a Customer Awareness Policy and have mailed several communications to customers regarding Year 2000 plans, including a brochure entitled "The Year 2000 Date Change: What the Year 2000 Date Change Means to You and Your Insured Financial Institution" that was mailed during the second quarter of 1999. It is necessary that all customers understand that the Subsidiary Bank's deposits are insured by the Federal Deposit Insurance Corporation if the deposit accounts are structured appropriately and balances are within the coverage limitations. The Subsidiary Bank had sessions at two of its three locations where a short video entitled "You and Your Bank: A Successful Partnership for the Year 2000" prepared by the American Bankers Association was shown and where bank personnel were available to discuss questions and concerns customers may have had regarding the Subsidiary Bank's preparation for the Year 2000. A session at the third location will be held soon. At least one additional mailing is scheduled during 1999 in order to provide customers with additional information regarding Year 2000.

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

       The most likely worst-case scenario would be a localized disruption or failure of power and/or telecommunications, although the Subsidiary Bank has no reason to conclude that these events will happen. If these events did occur, the Subsidiary Bank would implement its contingency plan. It is important for customers to understand that if a contingency plan is implemented there may be some customer inconvenience since service levels will not be at peak.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1998 and September 30, 1999, total assets have increased only slightly although there are changes in some of the asset groups. Cash and cash equivalents have decreased $1,500,000 as detailed in the statement of cash flows. Loans have increased about $750,000 and bank premises and equipment have increased about $500,000.

Bank premises have increased due to a construction project in progress. The two story older building that housed the Trust and Financial Services Department and storage facilities that was connected to the newer main office building has been demolished and a new building is beginning to be built. This three level new building will also be connected with the main office and will house the Trust Services, storage in a complete basement, and additional offices on the second floor for loan and administrative personnel. In addition to this new building, there will be renovations to the existing main office building including lighting, painting and carpet.

Equipment has increased due mostly to upgrading of computer and other equipment due to Year 2000 renovations.

The September 30 annualized return on average assets is 1.05% compared to 1.07% at December 31. At September 30 the annualized return on average equity is 9.46% compared to 9.39% at December 31. The leverage capital (equity to assets) ratio is 11.33% at September 30 compared to 11.15% at December 31.

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


                                                                                     (000 Omitted)
                                                                                   September 30, 1999
                                                                                  -----------------------
          Balance at beginning of period                                                $   1 140
          Charge-offs:
              Commercial, financial and agricultural                                           --
              Real estate - construction                                                       --
              Real estate - mortgage                                                           27
              Consumer                                                                         46
                                                                                        ---------
                    Total charge-offs                                                          73
                                                                                        ---------
          Recoveries:
              Commercial, financial and agricultural                                           --
              Real estate - construction                                                       --
              Real estate - mortgage                                                           --
              Consumer                                                                         21
                                                                                        ---------
                    Total recoveries                                                           21
                                                                                        ---------
          Net charge-offs                                                                      52
          Additions charged to operations                                                     125
                                                                                        ---------
          Balance at end of period                                                      $   1 213
                                                                                        =========

          Ratio of net charge-offs during the period to average
              loans outstanding during the period                                           .0665%
                                                                                        =========

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


                                                                                      (000 Omitted)
                                                                                   September 30, 1999
                                                                                  --------------------
              Nonaccrual loans                                                         $     113
              Restructured loans                                                              --
              Foreclosed properties                                                          201
                                                                                       ----------
                 Total nonperforming assets                                            $     314
                                                                                       ==========

              Loans past due 90 days accruing interest                                 $     232
                                                                                       ==========

              Reserve for loan losses to period end loans                                   1.54%
                                                                                       ==========

              Nonperforming assets to period end loans and foreclosed properties             .40%
                                                                                       ==========

Loans on nonaccrual status at September 30, 1999 totalled $112,844.

At September 30, 1999, other potential problem loans totalled $11,952. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

                                                                              12
Total deposits have remained basically unchanged when comparing September 30, 1999 with December 31, 1998. The mix of different types of accounts have also remained basically unchanged.

The comparison of the income statements for the nine months ended September 30, 1999 and 1998 shows relatively little difference in the net figures for the two periods. There were increases in noninterest income and noninterest expense.

Noninterest income increases included an increase in income from fiduciary activities and in other operating income which is due to gains on sales on foreclosed properties. Noninterest expense increases include the same items as described in the June 10-QSB: increased depreciation expense due to new equipment purchases; legal and professional fees not actually an increase but appears that way since 1998 expense was reduced by payment of prior period legal fees from sale of property securing two loans that had been on nonaccrual status; printing, stationery, supplies and printed checks; increased ATM expenses due to late billings from vendor; increased foreclosure expenses due to increased number of foreclosures in 1999.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and financing activities partially funded investing activities. Financing activities used funds since total deposits decreased and dividends were paid. Cash and cash equivalents decreased during this period, but liquidity of the Corporation is more than adequate to meet present and future financial obligations.

                                                                              13
PART II.  OTHER INFORMATION

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

                                                              POTOMAC BANCSHARES, INC.

Date November 10, 1999                                        /s/ Charles W. LeMaster
     -------------------------------                          --------------------------------------------
                                                              Charles W. LeMaster, President & CEO

Date November 10, 1999                                        /s/ L. Gayle Marshall Johnson
     -------------------------------                          --------------------------------------------
                                                              L. Gayle Marshall Johnson, Vice
                                                              President and Chief Financial Officer