Form 10KSB
period 1999-12-31
POTOMAC BANCSHARES INC
filed 2000-03-29
CIK 925173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark one)

XXX  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
---
     1934 (Fee required)

     For the fiscal year ended December 31, 1999

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from ______ to ______

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

        Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
  Title of Each Class                                      on  Which Registered
  -------------------                                     ---------------------

NONE
------------------------                                -----------------------

------------------------                                -----------------------

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

Yes   XXX     No _________
    ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   XX
                                       ----

State issuer's revenues for its most recent fiscal year.
                                                          $11,178,662
                                                          -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $17,271,174
       -----------

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ________  No ________   Not Applicable   XXX
                                           -------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  600,000
                                                          -------

Transitional Small Business Disclosure Format (check one):
Yes ________  No   XXX
                 --------

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

                                            Part of the Form 10-KSB Into Which
              Document                        the Document is Incorporated
              --------                      ----------------------------------

Portions of Potomac Bancshares, Inc.'s         Part II, Items 6 and 7
1999 Annual Report to Shareholders for
the year ended December 31, 1999

Portions of Potomac Bancshares, Inc.'s         Part III, Items 9, 10, 11 and 12
Proxy Statement for the 2000 Annual
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

  Approximately 74% of the Bank's loans are secured by real estate. These loans had an average delinquency rate of 1.94% and a loss rate of .03% during 1999. These rates are based on comparisons to 1999 average total loans.

As of December 31, 1999, aggregate dollar amounts in loan categories secured by real estate are as follows:

Construction and land development    $    31,000
Secured by farmland                    2,604,920
Secured by 1-4 family residential     43,798,037
Other                                 11,859,376
                                     -----------
                                     $58,293,333
                                     ===========

  Loans to individuals for personal expenditures are approximately 22% of the Bank's total loans at December 31, 1999. The aggregate balance of these loans was $16,879,468 at December 31, 1999. The majority of these are installment loans with the remainder made as term loans.

  The Bank's loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, since it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. This may make installment lending more risky than real estate lending; however, installment loans had an average delinquency rate of 1.15% and a loss rate of .06% in 1999 (based on comparisons to 1999 average total loans). This delinquency rate for installment loans is lower than the comparable rate for real estate loans.

  The Bank's policy for evaluating term loans involves consideration of credit history and current financial statements if the loan is of a certain amount and is unsecured. If loans are not paid at original scheduled maturity, information must be reviewed by a loan officer for a renewal. The average delinquency rate was .28% and the loss rate was .02% compared to average total loans in 1999.

  The remaining aggregate dollar amount of the Bank's loans is $3,157,251 at December 31, 1999. The amount includes:


  (1)  Dealer wholesale loans with generally  no delinquencies or losses    $1,083,242

  (2)  Term loans for business and commercial purposes                       1,351,454

  (3)  Industrial revenue bond loans secured by real estate                     76,475

  (4)  Term loans for agricultural purposes                                    280,000

  (5)  Other loans                                                             366,080

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

Competition
-----------

  As of March 16, 2000, there were 54 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Bank in its market area.

  The Bank's market area is generally defined as Jefferson County, West Virginia. As of June 30, 1999, there were six banks in Jefferson County with 16 banking offices. The total deposits of those commercial banks as of June, 1999, were $459,952,000 and the Bank ranked number one with $130,581,000 or 28.4% of the total deposits in the market.

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

  In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, bank holding companies are permitted to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. Commencing on June 1, 1997, the Act allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the Act allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on or before May 31,
                           -- ----
1997. West Virginia adopted legislation, effective May 31, 1997, that allows for interstate branch banking by merger across state lines and allows for de
                                                                          --
novo branching and branching by purchase and assumption on a reciprocal basis
----
with the home state of the bank in question. The effect of this legislation has been increased competition for West Virginia banks, including the Bank.

Employees
---------

  Bancshares currently has no employees.

  As of January 31, 2000, the Bank had 78 full-time employees and 8 part-time employees.

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

  Depository Institution Subsidiaries. Bank is subject to FDIC deposit insurance assessments. As of January 1, 1999, FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the Bank at the annual rate of 2.100 basis points or .0002100 times the total deposits of the Bank. This premium is not tied to the Bank's risk classification. The rate of the premium based on the Bank's risk classification is still at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Bancshares' results of operations.

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

As of December 31, 1999, Bancshares had capital in excess of all applicable requirements as shown below:


                                        Actual      Required     Excess
                                     ------------  ----------  -----------
  Tier 1 capital:
    Common stock                     $    600,000
    Surplus                             5,400,000
    Retained earnings                  10,943,890
                                     ------------
  Total tier 1 capital               $ 16,943,890  $2,922,318  $14,021,572
  Tier 2 capital:
    Allowance for loan losses (1)         916,986
                                     ------------

  Total risk-based capital           $ 17,860,876  $5,844,636  $12,016,240
                                     ============  ==========  ===========

  Risk-weighted assets               $ 73,057,953
                                     ============

  Tier 1 capital                     $ 16,943,890  $4,402,298  $12,541,592
                                     ============  ==========  ===========

  Average total assets               $146,743,279
                                     ============

                                       Actual   Required   Excess
                                       ------   --------   ------

  Capital ratios:
    Tier 1 risk-based capital ratio     23.19%      4.00%   19.19%
    Total risk-based capital ratio 24.45% 8.00% 16.45% Tier 1 capital to average total
      assets (leverage)                 11.55%      4.00%    7.55%


         (1) Limited to 1.25% of gross risk-weighted assets.

         Gramm-Leach-Bliley Act of 1999. On November 4, 1999, Congress adopted the Gramm-Leach-Bliley Act of 1999. This Act, also know as the Financial Modernization Law, repealed a number of federal limitations on the powers of banks and bank holding companies originally adopted in the 1930's. Under the Act, banks, insurance companies, securities firms and other service providers may now affiliate. In addition to broadening the powers of banks, the act created a new form of entity, called a financial holding company, which may engage in any activity that is financial in nature or incidental or complimentary to financial activities.

         The Federal Reserve Board provides the principal regulatory supervision of financial services permitted under the Act. However, the Securities and Exchange Commission and state insurance and securities regulators also assume substantial supervisory powers and responsibilities.

         The Act addresses a variety of other matters, including customer privacy issues. The obtaining of certain types of information by false or fraudulent pretenses is a crime. Banks and other financial institutions must notify their customers about their policies on sharing information with certain third parties. In some instances, customers may refuse to permit their information to be shared. The Act also requires disclosures of certain automatic teller machine fees and contains certain amendments to the federal Community Reinvestment Act. The Act becomes effective 120 days after its passage.

         Permitted Non-Banking Activities. Under the Gramm-Leach-Bliley Act, bank holding companies may become financial holding companies and engage in certain non-banking activities. Bancshares has not yet filed to become a financial holding company and presently does not engage in, nor does it have any immediate plans to engage in, any such non-banking activities.

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

         Main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property previously consisted of two separate two story buildings located side by side with an adjoining corridor. During 1999 the older of these two buildings, which was used by the Trust and Financial Services Division and for storage, was demolished and a new building is being built. The first floor of the new building will house the Trust and Financial Services Division. The second floor will house certain administrative and loan offices. Both of these floors will open into the currently standing Bank premises. The basement of the new building will be used for record storage. During the construction, the Trust Division is in temporary quarters on Washington Street in Charles Town several blocks from the Bank.

         The currently standing premises, constructed in 1967, is being renovated at the same time the new building is being constructed. The renovation includes all new lighting, new ceilings, new floor and wall coverings as well as some minor structural changes for more efficient operations.

         The estimated cost of the new construction and renovation is $2,038,000. Completion of the total project is expected in June 2000.

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

          The following information reflects comparative per share data for the periods indicated for Bancshares Common Stock for (a) trading values, and (b) dividends. As of March 17, 2000, there were approximately 825 shareholders.

          Bancshares Common Stock is not traded on any stock exchange or over the counter. Bancshares (symbol PTBS) is now on the Bulletin Board, a network available to brokers. Scott and Stringfellow, a regional securities firm with an office in Winchester, Virginia, is a market maker for Bancshares Common Stock. A market maker is one who makes a market for a particular stock. Information about sales (but not necessarily all sales) of Bancshares Common Stock is available on the Internet through many of the stock information services using Bancshares's symbol. Shares of Bancshares Common Stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Bancshares does not have knowledge of the purchase price or the terms of the purchase. The trading values for 1998 and 1999 are based on information available as a result of our participation on the Bulletin Board described above and information gathered on the Internet. NO ATTEMPT WAS MADE BY BANCSHARES TO VERIFY OR DETERMINE THE ACCURACY OF THE REPRESENTATIONS MADE TO BANCSHARES OR GATHERED ON THE INTERNET.



                                                        Price Range  Cash Dividends *
                                                High        Low       Paid per Share

        1998                   First Quarter   $38.000      $34.875  $ N/A
                               Second Quarter   42.000       32.500    .50
                               Third Quarter    46.000       41.000    N/A
                               Fourth Quarter   41.000       40.000    .65

        1999                   First Quarter   $40.375      $38.500  $ N/A
                               Second Quarter   39.000       36.125    .50
                               Third Quarter    38.000       35.250    N/A
                               Fourth Quarter   37.000       33.000    .65

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information contained on pages 4-11 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item  7.  Financial Statements.

          The information contained on pages 13-30 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          The information contained on pages 4-5 and 13 of the Proxy Statement dated March 29, 2000, for the April 25, 2000 Annual Meeting under the captions "Management Nominees to the Board of Potomac," "Directors Continuing to Serve Unexpired Terms," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

     The Executive Officers are as follows:

                                                                   Principal
Name                           Position Since          Age         Occupation
---------------------------  -------------------  -------------- -------------------------------------------------------------


Charles W. LeMaster          President & CEO           58          Employed at  Bank since 1983; President & CEO since 1991.
                             1994

William R. Harner            Sr. Vice President,       59          Employed at Bank since 1967; Sr. Vice President &
                             Secretary & Treasurer                 Cashier since 1988.
                             1994

Gayle Marshall Johnson       Vice President & Chief    50          Employed with the Bank 1977-1985 as internal auditor.
                             Financial Officer                     Rejoined Bank in 1988 as Financial Officer. Vice
                             1994                                  President & Financial Officer of Bank since 1990.

Donald S. Smith              Vice President            71          Employed at Bank 1947 to 1991; President 1979 to 1991
                             & Assistant Secretary                 (retired).
                             1994

Item 10.  Executive Compensation.

     The information contained on pages 8-9 and 12 of the Proxy Statement dated March 29, 2000, for the April 25, 2000 Annual Meeting under the captions "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The information contained on pages 6-7 of the Proxy Statement dated March 29, 2000, for the April 25, 2000 Annual Meeting under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Nominees, Directors and Officer" is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

          The information contained on page 12 of the Proxy Statement dated March 29, 2000, for the April 25, 2000 Annual Meeting under the caption "Certain Transactions with Directors, Officers and Their Associates" is incorporated herein by reference.

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

              13   1999 Annual Report to Shareholders

              21   Subsidiaries of the Registrant

              27   Financial Data Schedule

              99  Proxy Statement for the 2000 Annual Meeting for Potomac

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

POTOMAC BANCSHARES, INC.



By /s/ Charles W. LeMaster                     March  29, 2000
   ---------------------------------------
   Charles W. LeMaster
   President & Chief Executive Officer


By  /s/ L. Gayle Marshall Johnson              March  29, 2000
   ----------------------------------------
   L. Gayle Marshall Johnson
   Vice President & Chief Financial Officer
   & Chief Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title                              Date
-----------------                              ----


By                                             March    , 2000
   ---------------------------------
   J. Scott Boyd, Director


By /s/ John P. Burns, Jr.                      March  29, 2000
   ---------------------------------
   John P. Burns, Jr., Director


By /s/ Robert W. Butler                        March  29, 2000
   ---------------------------------
   Robert W. Butler, Director


By  /s/ Guy Gareth Chicchirichi                March  29, 2000
   ---------------------------------
   Guy Gareth Chicchirichi, Director


By  /s/ Thomas C. G. Coyle                     March  29, 2000
   ---------------------------------
   Thomas C. G. Coyle, Director

Signature & Title                                     Date
-----------------                                     ----


By /s/ Francis M. Frye                                March  29, 2000
   -----------------------------------------
   Francis M. Frye, Director


By /s/ William R. Harner                              March  29, 2000
   -----------------------------------------
   William R. Harner, Director,
   Sr. Vice President, Secretary & Treasurer


By  /s/ E. William Johnson                            March  29, 2000
   -----------------------------------------
  E. William Johnson, Director


By  /s/ Charles W. LeMaster                           March  29, 2000
   -----------------------------------------
   Charles W. LeMaster, Director,
   President, Chief Executive Officer


By  /s/ Minnie R. Mentzer                             March  29, 2000
   -----------------------------------------
   Minnie R. Mentzer, Director


By  /s/ John C. Skinner, Jr.                          March  29, 2000
   ------------------------------------------
   John C. Skinner, Jr., Director


By  /s/ Donald S. Smith                               March  29, 2000
   ------------------------------------------
   Donald S. Smith, Director