Form 10QSB
period 2000-03-31
POTOMAC BANCSHARES INC
filed 2000-05-11
CIK 925173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934

For quarterly period ended   March 31, 2000
                             --------------

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from            to
                               ----------    ----------

Commission file number 0-24958

                            Potomac Bancshares, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         West Virginia                                          55-0732247
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

111 East Washington Street, Charles Town WV                     25414-1071
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

     Transitional Small Business Disclosure Format (check one):

Yes     No  XXX
    ---     ---

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                               (Unaudited)
                                                                March 31          December 31
                                                                   2000              1999
                                                               ----------         -----------
Assets:
 Cash and due from banks                                        $  5 787            $  5 523
 Securities purchased under agreements to resell
   and federal funds sold                                         10 970              15 531
 Securities held to maturity (fair value of $20,755 at
   March 31, 2000 and $14,917 at December 31, 1999                20 911              15 007
 Securities available for sale, at fair value                     27 246              27 281
 Loans, net of allowance for loan losses of $1,206 at
   March 31, 2000 and $1,218 at December 31, 1999                 77 723              77 112
 Other real estate owned                                             125                 202
 Bank premises and equipment, net                                  2 592               2 143
 Accrued interest receivable                                       1 130               1 112
 Other assets                                                        940                 803
                                                                --------            --------

       Total Assets                                             $147 424            $144 714
                                                                ========            ========
Liabilities and Stockholders' Equity:
Liabilities:
 Non-interest bearing deposits                                  $ 16 793            $ 16 034
 Interest bearing deposits                                       112 015             110 650
                                                                --------            --------
     Total Deposits                                              128 808             126 684
 Accrued interest payable                                            292                 308
 Other liabilities                                                 1 268               1 034
                                                                --------            --------
     Total Liabilities                                          $130 368            $128 026
                                                                --------            --------
Stockholders' Equity:
 Common stock par value $1.00 per share (5,000,000 shares
   authorized, 600,000 shares issued and outstanding)           $    600            $    600
 Surplus                                                           5 400               5 400
 Accumulated other comprehensive income (loss)                      (281)               (256)
 Undivided profits                                                11 337              10 944
                                                                --------            --------
     Total Stockholders' Equity                                   17 056              16 688
                                                                --------            --------
       Total Liabilities and Stockholders' Equity               $147 424            $144 714
                                                                ========            ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                          For the Three Months
                                                                              Ended March 31
                                                                      ----------------------------
                                                                        2000                1999
                                                                      --------            --------
Interest Income:
 Interest and fees on loans                                            $1 665              $ 1650
 Interest on investment securities
   Taxable                                                                280                 364
 Interest and dividends on securities available for sale
   Taxable                                                                404                 324
   Dividends                                                                8                   7
 Interest on securities purchased under agreements
   to resell and federal funds sold                                       139                 120
                                                                       ------              ------

       Total Interest Income                                           $2 496              $2 465

Interest Expense,
 interest on deposits                                                     975               1 074
                                                                       ------              ------

       Net Interest Income                                             $1 521              $1 391

Provision for Loan Losses                                                  --                  --
                                                                       ------              ------
       Net Interest Income after
         Provision for Loan Losses                                     $1 521              $1 391
                                                                       ------              ------
Other Income:
 Commissions and fees from fiduciary activities                        $  127              $  193
 Service charges on deposit accounts                                       77                  84
 Fees for other customer services                                          32                  39
 Other operating income                                                    26                  60
                                                                       ------              ------

       Total Other Income                                              $  262              $  376
                                                                       ------              ------
Other Expenses:
 Salaries and employee benefits                                        $  728              $  634
 Net occupancy expense of premises                                         60                  48
 Furniture and equipment expenses                                          93                 102
 Other operating expenses                                                 276                 306
                                                                       ------              ------

       Total Other Expenses                                            $1 157              $1 090
                                                                       ------              ------

       Income before Income Tax Expense                                $  626              $  677

Income Tax Expense                                                        233                 249
                                                                       ------              ------

       Net Income                                                      $  393              $  428
                                                                       ======              ======

Earnings Per Share, basic and diluted                                    $.65                $.71
                                                                       ======              ======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (000 Omitted)
                                  (Unaudited)

                                                                             Accumulated
                                                                                Other
                                          Common   Capital    Undivided     Comprehensive    Comprehensive
                                          Stock    Surplus     Profits          Income           Income        Total
                                          ------   -------   ------------   --------------   --------------   -------
---
Balances, December 31, 1998                $600    $5 400       $10 091           $  105                       $16 196

 Comprehensive income
   Net income                                --        --           428               --          $428             428
   Other comprehensive income
     net of tax, unrealized
     holding (losses) arising
     during the period                       --        --            --              (74)          (74)            (74)
                                                                                                  ----
   Comprehensive income                                                                           $354
                                           ----    ------       -------           ------          ====         -------
Balances, March 31, 1999                   $600    $5 400       $10 519           $   31                       $16 550
                                           ====    ======       =======           ======                       =======

Balances, December 31, 1999                $600    $5 400       $10 944            $(256)                      $16 688

Comprehensive income
  Net income                                 --        --           393               --          $393             393
  Other comprehensive income
   net of tax, unrealized
   holding (losses) arising
   during the period                         --        --            --              (25)          (25)            (25)
                                                                                                  ----
  Comprehensive income                                                                            $368
                                           ----    ------       -------           ------          ====         -------
Balances, March 31, 2000                   $600    $5 400       $11 337            $(281)                      $17 056
                                           ====    ======       =======            =====                       =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 Omitted)
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                   ----------------------------------
                                                                                     March 31               March 31
                                                                                       2000                   1999
                                                                                   -----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $   393                  $   428
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                       --                       --
          Depreciation                                                                    51                       62
          Amortization                                                                    --                        9
          Discount accretion and premium amortization on securities, net                  (7)                      10
          Gain on sale of real estate                                                    (19)                     (54)
          Gain on sale of equipment                                                       (1)                      --
          (Increase) in accrued interest receivable                                      (18)                     (36)
          (Increase) decrease in other assets                                           (124)                      11
          (Decrease) in accrued interest payable                                         (16)                     (20)
          Increase in other liabilities                                                  234                      278
                                                                                     -------                  -------
                    Net cash provided by operating activities                        $   493                  $   688
                                                                                     -------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities held to maturity                            $ 2 000                  $    --
    Proceeds from maturity of securities available for sale                               --                    3 000
    Purchase of securities held to maturity                                           (7 898)                      --
    Purchase of securities available for sale                                             --                   (3 221)
    Net (increase) in loans                                                             (611)                    (587)
    Purchases of bank premises and equipment                                            (500)                     (17)
    Proceeds from sale of real estate                                                     95                      163
                                                                                     -------                  -------
                    Net cash (used in) investing activities                          $(6 914)                 $  (662)
                                                                                     -------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in non-interest bearing deposits                         $   759                  $(1 505)
    Net increase (decrease) in interest bearing deposits                               1 365                      (42)
                                                                                     -------                  -------
                    Net cash provided by (used in) financing activities              $ 2 124                  $(1 547)
                                                                                     -------                  -------

                    (Decrease) in cash and cash equivalents                          $(4 297)                 $(1 521)

CASH AND CASH EQUIVALENTS
    Beginning                                                                         21 054                   18 129
                                                                                     -------                  -------

    Ending                                                                           $16 757                  $16 608
                                                                                     =======                  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $   991                  $ 1 095
                                                                                     =======                  =======
       Income taxes                                                                  $    17                  $    --
                                                                                     =======                  =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $    --                  $   125
                                                                                     =======                  =======
    Loans made on sale of real estate                                                $    --                  $   191
                                                                                     =======                  =======
    Unrealized gain (loss) on securities available for sale                          $   (37)                 $  (113)
                                                                                     =======                  =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1999. The results of operations for the three month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of March 31, 2000 and December 31, 1999 are summarized below:

                                                               (000 Omitted)
                                                              March 31, 2000
                                             ------------------------------------------------
                                                           Gross          Gross
                                             Amortized   Unrealized    Unrealized      Fair
                                               Cost        Gains        (Losses)       Value
                                             ---------   ----------   -------------   -------
       Securities held to maturity:
         U.S. Treasury securities              $ 2 000     $     --          $  --    $ 2 000
         Obligations of U.S. Government
          agencies                              18 911           --           (156)    18 755
                                             ---------     --------       --------    -------

                                               $20 911     $     --          $(156)   $20 755
                                             =========     ========       ========    =======
                                                               (000 Omitted)
                                                             December 31, 1999
                                             ------------------------------------------------
                                                           Gross          Gross
                                             Amortized   Unrealized    Unrealized      Fair
                                               Cost        Gains        (Losses)       Value
                                             ---------   ----------   -------------   -------
       Securities held to maturity:
         U.S. Treasury securities              $ 2 000     $      2          $  --    $ 2 002
         Obligations of U.S. Government
          agencies                              13 007            1            (93)    12 915
                                             ---------     --------       --------    -------

                                               $15 007     $      3          $ (93)   $14 917
                                             =========     ========       ========    =======

     Securities available for sale as of March 31, 2000 and December 31, 1999 are summarized below:

                                                               (000 Omitted)
                                                              March 31, 2000
                                             ------------------------------------------------
                                                           Gross          Gross
                                             Amortized   Unrealized    Unrealized      Fair
                                               Cost        Gains        (Losses)       Value
                                             ---------   ----------   -------------   -------
       Securities available for sale:
         U.S. Treasury securities              $ 2 000     $     --            $  --    $ 2 000
         Obligations of U.S. Government
          agencies                              25 221           --             (425)    24 796
         Federal Home Loan Bank stock              450           --               --        450
                                               -------     --------      -----------    -------

                                               $27 671     $     --            $(425)   $27 246
                                               =======     ========      ===========    =======

                                                               (000 Omitted)
                                                             December 31, 1999
                                             ------------------------------------------------
                                                           Gross          Gross
                                             Amortized   Unrealized    Unrealized      Fair
                                               Cost        Gains        (Losses)       Value
                                             ---------   ----------   -------------   -------
       Securities held to maturity:
         U.S. Treasury securities              $ 2 000     $      1          $  --    $ 2 001
         Obligations of U.S. Government
          agencies                              25 220           --           (390)    24 830
         Federal Home Loan Bank stock              450           --             --        450
                                             ---------     --------       --------    -------

                                               $27 670     $      1          $(390)   $27 281
                                             =========     ========       ========    =======

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                 (000 Omitted)
                                                          March 31       December 31
                                                             2000            1999
                                                          --------       -----------
 Real estate loans:
   Construction and land development                      $    14         $    31
   Secured by farmland                                      2 658           2 605
   Secured by 1-4 family residential                       43 915          43 798
   Other real estate loans                                 11 625          11 859
 Loans to farmers (except those secured by real estate)       345             389
 Commercial and industrial loans (except those secured
   by real estate)                                          1 944           2 435
 Loans to individuals for personal expenditures            18 223          16 879
 All other loans                                              205             334
                                                          -------         -------

     Total loans                                          $78 929         $78 330
                                                          =======         =======

4. The following is a summary of transactions in the reserve for loan losses:

                                                                 (000 Omitted)
                                                          March 31       December 31
                                                             2000            1999
                                                          --------       -----------
 Balance at beginning of period                            $ 1 218          $ 1 140

   Provision charged to operating expense                       --              125
   Recoveries added to the reserve                              10               42
   Loan losses charged to the reserve                          (22)             (89)
                                                           -------          -------
 Balance at end of period                                  $ 1 206          $ 1 218
                                                           =======          =======

5. Information about impaired loans as of March 31, 2000 and December 31, 1999 is as follows:

                                                                              (000 Omitted)
                                                                       March 31       December 31
                                                                          2000            1999
                                                                       --------       -----------
       Impaired loans for which a reserve has been provided              $ 232          $ 232
       Impaired loans for which no reserve has been provided                --             --
                                                                         -----          -----
                 Total impaired loans                                    $ 232          $ 232
                                                                         =====          =====
        Reserve provided for impaired loans, included in the
         reserve for loan losses                                         $  69          $  69
                                                                         =====          =====

       Average balance in impaired loans                                 $ 331          $ 373
                                                                         =====          =====

       Interest income recognized                                        $   5          $  22
                                                                         =====          =====

     Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $112,844 at March 31, 2000 and at December 31, 1999. If interest on these loans had been accrued, such income would have been $2,522 for the first three months of 2000 and $5,377 in 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1999 and March 31, 2000, total assets have increased $2,700,000. Investments overall have increased $1,300,000. There has been a shift from our daily investments to the held to maturity investment portfolio of $4,500,000 to reduce liquidity since Y2K has presented no problems for the Bank. There has been an additional increase of $1,300,000 in the held to maturity investments. Loans to consumers are up $1,300,000 since December 31. There are decreases in other loan categories to bring the net increase in loans to $600,000. Bank premises and equipment has increased $450,000 due to the building and renovation project scheduled for completion by the end of June.

The March 31 annualized return on average assets is 1.08% compared to 1.05% at December 31. At March 31 the annualized return on average equity is 9.32% compared to 9.33% at December 31. The leverage capital (equity to assets) ratio is 11.57% at March 31 compared to 11.55% at December 31.

The table on the next page is an analysis of the Corporation's reserve for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a quarterly basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Based on experience, the loan policies and the current monitoring program, management believes the loan loss reserve is adequate.

                                                        (000 Omitted)
                                                       March 31, 2000
                                                       --------------
     Balance at beginning of period                        $1 218
     Charge-offs:
       Commercial, financial and agricultural                  --
       Real estate - construction                              --
       Real estate - mortgage                                  --
       Consumer                                                22
                                                           ------
           Total charge-offs                                   22
                                                           ------
     Recoveries:
       Commercial, financial and agricultural                  --
       Real estate - construction                              --
       Real estate - mortgage                                  --
       Consumer                                                10
                                                           ------
           Total recoveries                                    10
                                                           ------
     Net charge-offs                                           12
     Additions charged to operations                           --
                                                           ------
     Balance at end of period                              $1 206
                                                           ======
     Ratio of net charge-offs during the period to average
       loans outstanding during the period                  .0153%
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

                                                                  (000 Omitted)
                                                                  March 31, 2000
                                                                  --------------
Nonaccrual loans                                                       $113
Restructured loans                                                       --
Foreclosed properties                                                   125
                                                                       ----
  Total nonperforming assets                                           $238
                                                                       ====

Loans past due 90 days accruing interest                               $251
                                                                       ====

Reserve for loan losses to period end loans                            1.53%
                                                                       ====

Nonperforming assets to period end loans and foreclosed properties     .301%
                                                                       ====

At March 31, 2000, other potential problem loans totalled $10,196. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have increased slightly over $2,000,000 as of March 31, 2000 compared with December 31, 1999. This net increase is made up of increases and decreases among the various account types. Non of these changes appear to be particularly significant at this time.

The comparison of the income statements for the three months ended March 31, 2000 and 1999 shows a decrease of 8% in net income in 2000. Net interest income increased 9%, interest income increased slightly over 1%, and interest expense decreased 9%.

The decrease in interest expense as of March 31, 2000 compared with March 31, 1999, is due to the decrease in rates as well as the decrease in deposit balances.

Noninterest income decreased 30% as of March 31, 2000 compared to March 31, 1999. This was partially due to slight decreases in service charges on deposit accounts and fees for other customer services. In addition fiduciary activities and other operating income show marked decreases. Decreases in theses two areas are due to the fact that during the quarter ended March 31, 1999, those same areas showed marked increases due to estate fee income and gain on sale of real estate which did not occur to such an extent in the quarter ended March 31, 2000. Noninterest expense increased almost 6%. The majority of this increase is due to almost a 15% increase in salaries and employee benefits in 2000 compared to 1999. There are several reasons for this. As of January 1, 1999, the Bank changed employee insurance coverage and due to the change the expenses were minimal during the first quarter but were caught up during the rest of the year. Insurance coverage expenses during 2000 are more normal. Also wages were increased as of January 1, 2000, among the teller operation to remain competitive in the market place and to keep employees for a longer term of employment.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of securities held to maturity and cash on hand were used to fund investing activities. Financing activities provided funds since total deposits increased. Cash and cash equivalents decreased during this period, but liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

                                          POTOMAC BANCSHARES, INC.

Date   May 11, 2000                       /s/ Charles W. LeMaster
       -------------                      ------------------------------------
                                          Charles W. LeMaster, President & CEO

Date   May 11, 2000                       /s/ L. Gayle Marshall Johnson
       -------------                      -------------------------------------
                                          L. Gayle Marshall Johnson, Vice
                                          President and Chief Financial Officer