Form 10-Q
period 2000-06-30
POTOMAC BANCSHARES INC
filed 2000-08-10
CIK 925173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----
of 1934

For quarterly period ended   June 30, 2000
                             -------------

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

     Transitional Small Business Disclosure Format (check one):

Yes     No  XXX
    ---     ---

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                               (Unaudited)
                                                                 June 30      December 31
                                                                   2000           1999
                                                               -----------    -----------
Assets:
 Cash and due from banks                                         $  5 988       $  5 523
 Securities purchased under agreements to resell
   and federal funds sold                                           1 118       $ 15 531
 Securities held to maturity (fair value of $22,788 at
   June 30, 2000 and $14,917 at December 31, 1999)                 22 910         15 007
 Securities available for sale, at fair value                      26 297         27 281
 Loans, net of allowance for loan losses of $1,245 at
   June 30, 2000 and $1,218 at December 31, 1999                   82 003         77 112
 Other real estate owned                                              125            202
 Bank premises and equipment, net                                   2 961          2 143
 Accrued interest receivable                                        1 174          1 112
 Other assets                                                         983            803
                                                                 --------       --------

       Total Assets                                              $143 559       $144 714
                                                                 ========       ========
Liabilities and Stockholders' Equity:
Liabilities:
 Non-interest bearing deposits                                   $ 16 737       $ 16 034
 Interest bearing deposits                                        108 189        110 650
                                                                 --------       --------
     Total Deposits                                               124 926        126 684
 Accrued interest payable                                             293            308
 Other liabilities                                                  1 099          1 034
                                                                 --------       --------
     Total Liabilities                                           $126 318       $128 026
                                                                 --------       --------
Stockholders' Equity:
 Common stock par value $1.00 per share (5,000,000 shares
   authorized, 600,000 shares issued and outstanding)            $    600       $    600
 Surplus                                                            5 400          5 400
 Accumulated other comprehensive income (loss)                       (248)          (256)
 Undivided profits                                                 11 489         10 944
                                                                 --------       --------
     Total Stockholders' Equity                                    17 241         16 688
                                                                 --------       --------

       Total Liabilities and Stockholders' Equity                $143 559       $144 714
                                                                 ========       ========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                  For the Three Months           For the Six Months
                                                                      Ended June 30                 Ended June 30
                                                                  --------------------           ------------------
                                                                     2000       1999               2000      1999
                                                                  ---------   --------           --------   -------
Interest Income:
 Interest and fees on loans                                          $1 747   $1 682               $3 412   $3 332
 Interest on securities held to maturity
   Taxable                                                              367      363                  647      727
 Interest and dividends on securities available for sale
   Taxable                                                              346      335                  750      659
   Dividends                                                              7        8                   15       15
 Interest on securities purchased under agreements
   to resell and federal funds sold                                     111      130                  250      250
                                                                     ------   ------               ------   ------

       Total Interest Income                                         $2 578   $2 518               $5 074   $4 983
Interest Expense,
 interest on deposits                                                   985    1 058                1 960    2 132
                                                                     ------   ------               ------   ------

       Net Interest Income                                           $1 593   $1 460               $3 114   $2 851

Provision for Loan Losses                                                50       75                   50       75
                                                                     ------   ------               ------   ------
       Net Interest Income after
         Provision for Loan Losses                                   $1 543   $1 385               $3 064   $2 776
                                                                     ------   ------               ------   ------
Other Income:
 Commissions and fees from fiduciary activities                      $  146   $  132               $  273   $  325
 Service charges on deposit accounts                                     97       85                  174      169
 Fees for other customer services                                        38       50                   70       89
 Other operating income                                                  23       16                   49       76
                                                                     ------   ------               ------   ------

       Total Other Income                                            $  304   $  283               $  566   $  659
                                                                     ------   ------               ------   ------
Other Expenses:
 Salaries and employee benefits                                      $  714   $  610               $1 442   $1 244
 Net occupancy expense of premises                                       53       48                  113       96
 Furniture and equipment expenses                                        92      106                  185      208
 Other operating expenses                                               281      337                  557      643
                                                                     ------   ------               ------   ------

       Total Other Expenses                                          $1 140   $1 101               $2 297   $2 191
                                                                     ------   ------               ------   ------

       Income before Income Tax Expense                              $  707   $  567               $1 333   $1 244

Income Tax Expense                                                      255      203                  488      452
                                                                     ------   ------               ------   ------

       Net Income                                                    $  452   $  364               $  845   $  792
                                                                     ======   ======               ======   ======

Earnings Per Share, basic and diluted                                  $.75     $.61                $1.41    $1.32
                                                                     ======   ======               ======   ======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (000 Omitted)
                                  (Unaudited)

                                                                   Accumulated
                                                                      Other
                                  Common    Capital  Undivided     Comprehensive   Comprehensive
                                  Stock     Surplus   Profits         Income          Income          Total
                                  ------    -------  ---------     -------------   -------------      -----
Balances, December 31, 1998       $   600    $5 400   $10 091          $ 105                          $16 196

 Comprehensive income
  Net income                           --        --       792             --             $792             792
  Other comprehensive income
   net of tax, unrealized
   holding (losses) arising
   during the period                   --        --        --           (239)            (239)           (239)
                                                                                        -----
  Comprehensive income                                                                  $ 553
                                                                                        =====
  Cash dividends                       --        --      (300)            --                             (300)
                                  -------    ------   -------          -----                          -------

Balances, June 30, 1999           $   600    $5 400   $10 583          $(134)                         $16 449
                                  =======    ======   =======          =====                          =======

Balances, December 31, 1999          $600    $5 400   $10 944          $(256)                         $16 688

 Comprehensive income
  Net income                           --        --       845             --              845             845
  Other comprehensive income
   net of tax, unrealized
   holding gains arising
   during the period                   --        --        --              8                8               8
                                                                                        -----
 Comprehensive income             $                                                     $ 853
                                  =======                                               =====

 Cash dividends                        --        --      (300)            --                             (300)
                                  -------    ------   -------          -----                          -------

Balances, June 30, 2000           $   600    $5 400   $11 489          $(248)                         $17 241
                                  =======    ======   =======          =====                          =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                               For the Six Months Ended
                                                                  June 30    June 30
                                                                   2000         1999
                                                               -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $    845    $   792
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                          50         75
     Depreciation                                                      101        126
     Amortization                                                       --          6
     Deferred tax (benefit)                                             (2)        --
     Discount accretion and premium amortization on
       securities, net                                                 (15)        21
     (Gain) on sale of real estate                                     (19)       (59)
     (Gain) on sale of equipment                                        (1)        --
     (Increase) decrease in accrued interest receivable                (62)         7
     (Increase) in other assets                                       (181)       (25)
     (Decrease) in accrued interest payable                            (15)       (24)
     Increase in other liabilities                                      65         75
                                                                  --------    -------
           Net cash provided by operating activities              $    766    $   994
                                                                  --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturity of securities held to maturity            $  2 000    $    --
 Proceeds from maturity of securities available for sale             1 000      3 000
 Purchase of securities held to maturity                            (9 890)        --
 Purchase of securities available for sale                              --     (3 221)
 Net (increase) in loans                                            (4 941)    (1 885)
 Purchases of bank premises and equipment                             (920)      (324)
 Proceeds from sale of real estate                                      95        211
                                                                  --------    -------
           Net cash (used in) investing activities                $(12 656)   $(2 219)
                                                                  --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in non-interest bearing deposits                    $    703    $   175
 Net (decrease) in interest bearing deposits                        (2 461)      (315)
 Cash dividends                                                       (300)      (300)
                                                                  --------    -------
           Net cash (used in) financing activities                $ (2 058)   $  (440)
                                                                  --------    -------

           (Decrease) in cash and cash equivalents                $(13 948)   $(1 665)

CASH AND CASH EQUIVALENTS
 Beginning                                                          21 054     18 129
                                                                  --------    -------

 Ending                                                           $  7 106    $16 464
                                                                  ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
   Interest                                                       $  1 975    $ 2 156
                                                                  ========    =======
   Income taxes                                                   $    526    $   499
                                                                  ========    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
 Other real estate acquired in settlement of loans                $     --    $   168
                                                                  ========    =======
 Loans made on sale of real estate                                $     --    $   249
                                                                  ========    =======
 Unrealized gain (loss) on securities available for sale          $     13    $  (363)
                                                                  ========    =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and December 31, 1999, the results of operations for the three months ended June 30, 2000 and 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1999. The results of operations for the six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of June 30, 2000 and December 31, 1999 are summarized below:

                                                      (000 Omitted)
                                                      June 30, 2000
                                     -----------------------------------------------
                                                    Gross         Gross
                                     Amortized   Unrealized    Unrealized     Fair
                                       Cost         Gains       (Losses)      Value
                                     ---------   -----------   -----------   -------
Securities held to maturity:
 U.S. Treasury securities              $ 2 000        $ 1         $  --      $ 2 001
 Obligations of U.S. Government
  agencies                              20 910         13          (136)      20 787
                                       -------        ---         -----      -------

                                       $22 910        $14         $(136)     $22 788
                                       =======        ===         =====      =======
                                                      (000 Omitted)
                                                     December 31, 1999
                                       ---------------------------------------------
                                                   Gross         Gross
                                     Amortized   Unrealized    Unrealized     Fair
                                       Cost        Gains       (Losses)       Value
                                     ---------   ----------    ----------    -------
Securities held to maturity:
 U.S. Treasury securities              $ 2 000        $ 2         $  --      $ 2 002
 Obligations of U.S. Government
  agencies                              13 007          1           (93)      12 915
                                       -------        ---         -----      -------

                                       $15 007        $ 3         $ (93)     $14 917
                                       =======        ===         =====      =======

    Securities available for sale as of June 30, 2000 and December 31, 1999 are summarized below:

                                                        (000 Omitted)
                                                        June 30, 2000
                                       ------------------------------------------------
                                                     Gross          Gross
                                       Amortized   Unrealized    Unrealized      Fair
                                         Cost        Gains        (Losses)       Value
                                       ---------   ----------   -------------   -------
Securities available for sale:
  U.S. Treasury securities               $ 2 000      $ --          $  (1)      $ 1 999
  Obligations of U.S. Government
   agencies                               24 223        --           (375)       23 848
  Federal Home Loan Bank stock               450        --             --           450
                                         -------      ----          -----       -------

                                         $26 673      $ --          $(376)      $26 297
                                         =======      ====          =====       =======

                                                        (000 Omitted)
                                                     December 31, 1999
                                      ------------------------------------------------
                                                    Gross          Gross
                                      Amortized   Unrealized    Unrealized      Fair
                                        Cost        Gains        (Losses)       Value
                                      ---------   ----------   -------------   -------
Securities held to maturity:
  U.S. Treasury securities              $ 2 000       $  1          $  --      $ 2 001
  Obligations of U.S. Government
   agencies                              25 220         --           (390)      24 830
  Federal Home Loan Bank stock              450         --             --          450
                                        -------        ---          -----      -------

                                        $27 670        $ 1          $(390)     $27 281
                                        =======        ===          =====      =======

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                             (000 Omitted)
                                                                        June 30      December 31
                                                                          2000           1999
                                                                        -------      -----------
       Real estate loans:
         Construction and land development                              $    14        $    31
         Secured by farmland                                              2 702          2 605
         Secured by 1-4 family residential                               45 460         43 798
         Other real estate loans                                         11 813         11 859
       Loans to farmers (except those secured by real estate)               680            389
       Commercial and industrial loans (except those secured
         by real estate)                                                  2 318          2 435
       Loans to individuals for personal expenditures                    20 034         16 879
       All other loans                                                      227            334
                                                                        -------        -------

             Total loans                                                $83 248        $78 330
                                                                        =======        =======

4.  The following is a summary of transactions in the reserve for loan losses:

                                                                             (000 Omitted)
                                                                        June 30      December 31
                                                                          2000           1999
                                                                        -------      -----------
       Balance at beginning of period                                   $1 218          $1 140

         Provision charged to operating expense                             50             125
         Recoveries added to the reserve                                    22              42
         Loan losses charged to the reserve                                (45)            (89)
                                                                        ------           -----

       Balance at end of period                                         $1 245          $1 218
                                                                        ======          ======

5. Information about impaired loans as of June 30, 2000 and December 31, 1999 is as follows:

                                                                                              (000 Omitted)
                                                                                    --------------------------------
                                                                                     June 30            December 31
                                                                                       2000                 1999
                                                                                    ----------         -------------
              Impaired loans for which a reserve has been provided                   $       --          $       232
              Impaired loans for which no reserve has been provided                          --                   --
                                                                                     ----------          -----------

                           Total impaired loans                                      $       --          $       232
                                                                                     ==========          ===========
              Reserve provided for impaired loans, included in the
                 reserve for loan losses                                             $       --          $        69
                                                                                     ==========          ===========
              Average balance in impaired loans                                      $      174          $       373
                                                                                     ==========          ===========
              Interest income recognized                                             $       --          $        22
                                                                                     ==========          ===========

    There were no loans on nonaccrual status at June 30, 2000. Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $112,844 at December 31, 1999. If interest had been accrued, such income would have been $5,377 in 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1999 and June 30, 2000, total assets decreased $1,100,000. An explanation of the major components of this decrease follows. Total investments have decreased $7,400,000. Loans have increased $4,800,000, including a $1,000,000 purchase of loans secured by 1-4 family residential property and an over $3,000,000 increase in installment loans to individuals for personal expenditures. Bank premises has increased over $800,000 as the building and renovation project nears completion.

The June 30 annualized return on average assets is 1.17% compared to 1.05% at December 31. At June 30 the annualized return on average equity is 9.96% compared to 9.33% at December 31. The leverage capital (equity to assets) ratio is 12.01% at June 30 compared to 11.55% at December 31.

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

                                                   (000 Omitted)
                                                   June 30, 2000
                                                   -------------
     Balance at beginning of period                       $1 218
     Charge-offs:
       Commercial, financial and agricultural                 --
       Real estate - construction                             --
       Real estate - mortgage                                 --
       Consumer                                               45
                                                          ------
           Total charge-offs                                  45
                                                          ------
     Recoveries:
       Commercial, financial and agricultural                 --
       Real estate - construction                             --
       Real estate - mortgage                                  8
       Consumer                                               14
                                                          ------
           Total recoveries                                   22
                                                          ------
     Net charge-offs                                          23
     Additions charged to operations                          50
                                                          ------
     Balance at end of period                             $1 245
                                                          ======
     Ratio of net charge-offs during the period to
       average loans outstanding during the period         .0285%
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

                                                     (000 Omitted)
                                                     June 30, 2000
                                                     -------------
Nonaccrual loans                                          $ --
Restructured loans                                          --
Foreclosed properties                                      125
                                                          ----
  Total nonperforming assets                              $125
                                                          ====

Loans past due 90 days accruing interest                  $339
                                                          ====

Reserve for loan losses to period end loans               1.50%
                                                          ====
Nonperforming assets to period end loans and
 foreclosed properties                                     .15%
                                                          ====

There were no loans on nonaccrual status at June 30, 2000.

At June 30, 2000, other potential problem loans totalled $60,976. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

Total deposits have decreased $1,700,000 when comparing June 30, 2000 with December 31, 1999. There has been a flucuation among the several types of deposit accounts with the most dramatic change being a decrease in certificates of deposit accounts of almost $2,000,000. The loss of deposits is due to competitive rates in the area that have not been matched by the Bank.

The comparison of the income statements for the six months ended June 30, 2000 and 1999 shows an increase in net income of over 6% or $53,000 in 2000 over 1999. Interest income is up slightly due to increased loan volume. Interest expense is down 8% due to decreased amounts of deposits as well as decreased rates.

Noninterest income decreased 14% in 2000 compared to 1999.   Fiduciary fees are
based on percentages of the market value of accounts and percentages of income that accounts receive. Fees from fiduciary activities decreased 16% in 2000 compared to 1999 since market values have declined and income is lower as a result of lower interest rates. Fees for other customer services decreased 21% due to decreased income from installment loan insurance commissions. Service charges on deposit accounts increased almost 3% due to increased income from return check charges. Other operating income decreased 23% due to a decrease in gains on sales of foreclosed properties since the Bank has had fewer foreclosures.

Noninterest expense increased about 5%. Salaries and employee benefits increased because of salary increases and increased group insurance expense. Occupancy expense increased due primarily to rental and leasehold expenses of the temporary quarters for the Trust Department during the building project. Other operating expenses decreased 13% due to various increases and decreases within the numerous accounts in this category. Advertising, external audit, printing and stationery, and postage expenses decreased in 2000 compared with 1999 because expenses related to Y2K were not repeated in 2000. Directors fees have increased in 2000 because fees paid to directors for each meeting attended were increased. West Virginia franchise tax is less in 2000 than 1999 expense which included both a cash payment for 1998 and accrued expense for 1999. There were foreclosure expenses in 1999 included as of June 30 that were reversed later in the year that have not been repeated in 2000.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and existing cash were used to fund investing activities. Financing activities were funded through existing cash. Cash and cash equivalents decreased during this period, however liquidity of the Corporation is more than adequate to meet present and future financial obligations.


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

Item 4. Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 25, 2000 and the following matters were submitted to the security-holders for a vote:

        1. To elect a class of directors for a term of three years.

        2. To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 2000.

        3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

                                                 Votes     Votes
                                    Votes For   Against   Withheld    Total
                                    ---------   -------   --------   -------
        1.  William R. Harner         412,629     None      25,309   437,938**

            E. William Johnson        414,254     None      23,684   437,938**

            John C. Skinner, Jr.      412,894     None      25,084   437,978**

            Donald S. Smith           412,729     None      25,209   437,938**

        2.                            413,958    23,496        494   437,948

          ** Votes for ten shares of stock were voted cumulatively for John C.
             Skinner, Jr. Since four directors were being elected there were four times ten shares or 40 votes available to vote cumulatively. Therefore Mr. Skinner has 40 more votes in total than the other directors.

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

        18. Letter on change in accounting principles.
            Not applicable

        19. Reports furnished to security holders.
            Not applicable

        22. Published report regarding matters submitted to vote of security holders.
            Not applicable

        23. Consent of experts and counsel.
            Not applicable

        24. Power of attorney.
            Not applicable

        27. Financial Data Schedule.

        99. Additional exhibits.
            Not applicable

(b)     Reports on Form 8-K:

        One Form 8-K was filed during the quarter to report change in upper management of Bank of Charles Town, wholly-owned subsidiary of Potomac Bancshares, Inc.

        The following information was reported:

    . Mr. Charles LeMaster is no longer President and Chief Executive Officer effective June 23, 2000.

    . Effective July 18, 2000, Mr. Charles W. LeMaster also resigned as President, CEO and director of Potomac Bancshares, Inc. and as director of Bank of Charles Town.

    . Mr. LeMaster is now a Vice President of Bank of Charles Town and his duties have been reassigned as manager of the Kearneysville Branch of the Bank effective July 21, 2000.

    . Mr. William R. Harner, Senior Vice President of Potomac Bancshares, Inc. and Bank of Charles Town, will be serving as Acting CEO of Bank of Charles Town while a search is being conducted for a new President and CEO.

        The date of this report was June 23, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POTOMAC BANCSHARES, INC.

Date August  8 , 2000                /s/ William R. Harner
     ----------------                ---------------------
                                     William R. Harner, Senior Vice President,
                                        Secretary & Treasurer

Date August   8, 2000                /s/ L. Gayle Marshall Johnson
     ----------------                -----------------------------
                                     L. Gayle Marshall Johnson, Vice
                                        President & Chief Financial Officer