Form 10QSB
period 2000-09-30
POTOMAC BANCSHARES INC
filed 2000-11-09
CIK 925173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

XX Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended          September 30, 2000
                           -----------------------------------

         Transition report under Section 13 or 15(d) of the Exchange Act
--------

For the transition period from               to
                               -------------    -----------------------

Commission file number 0-24958

                            Potomac Bancshares, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

West Virginia                                        55-0732247
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification Number)

111 East Washington Street, Charles Town WV          25414-1071
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

Yes      XXX       No
   ---------------   ---------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                No                     Not applicable
   ---------------   ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares
                                                  --------------

     Transitional Small Business Disclosure Format (check one):

Yes                No      XXX
   ---------------   ---------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                                 (Unaudited)
                                                                                September 30      December 31
                                                                                    2000             1999
                                                                              ----------------  ---------------
Assets:
    Cash and due from banks                                                      $      5,804      $      5,523
    Securities purchased under agreements to resell
       and federal funds sold                                                           8,072            15,531
    Securities held to maturity (fair value of $20,994 at
       September 30, 2000 and $14,917 at December 31, 1999)                            20,918            15,007
    Securities available for sale, at fair value                                       22,453            27,281
    Loans, net of allowance for loan losses of $1,273 at
       September 30, 2000 and $1,218 at December 31, 1999                              84,272            77,112
    Other real estate owned                                                               123               202
    Bank premises and equipment, net                                                    3,063             2,143
    Accrued interest receivable                                                         1,182             1,112
    Other assets                                                                          988               803
                                                                                 ------------      ------------

              Total Assets                                                       $    146,875      $    144,714
                                                                                 ============      ============

Liabilities and Stockholders' Equity:
Liabilities:
    Non-interest bearing deposits                                                $     17,715      $     16,034
    Interest bearing deposits                                                         110,130           110,650
                                                                                 ------------      ------------
          Total Deposits                                                              127,845           126,684
    Accrued interest payable                                                              290               308
    Other liabilities                                                                     965             1,034
                                                                                 ------------      ------------
          Total Liabilities                                                      $    129,100      $    128,026
                                                                                 ------------      ------------

Stockholders' Equity:
    Common stock par value $1.00 per share (5,000,000 shares
       authorized, 600,000 shares issued and outstanding)                        $        600      $        600
    Surplus                                                                             5,400             5,400
    Accumulated other comprehensive income (loss)                                        (146)             (256)
    Undivided profits                                                                  11,921            10,944
                                                                                 ------------      ------------
          Total Stockholders' Equity                                                   17,775            16,688
                                                                                 ------------      ------------

              Total Liabilities and Stockholders' Equity                         $    146,875      $    144,714
                                                                                 ============      ============


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                                      For the Three Months            For the Nine Months
                                                                       Ended September 30             Ended September 30
                                                                ----------------------------     --------------------------
                                                                   2000              1999           2000            1999
                                                                ----------       -----------     ----------    ------------
Interest Income:
    Interest and fees on loans                                  $    1,844        $    1,678     $    5,256    $    5,010
    Interest on securities held to maturity
       Taxable                                                         339               356            986         1,083
    Interest and dividends on securities available for sale
       Taxable                                                         333               360          1,083         1,019
       Dividends                                                         8                 7             23            22
    Interest on securities purchased under agreements
       to resell and federal funds sold                                 82               122            332           372
                                                                ----------        ----------     ----------    ----------

              Total Interest Income                             $    2,606        $    2,523     $    7,680    $    7,506

Interest Expense:
    Interest on deposits                                        $      993        $    1,041     $    2,953    $    3,173
    Interest on federal funds purchased                                  1                --              1            --
                                                                ----------        ----------     ----------    ----------

              Total Interest Expense                            $      994        $    1,041     $    2,954    $    3,173
                                                                ----------        ----------     ----------    ----------

              Net Interest Income                               $    1,612        $    1,482     $    4,726    $    4,333

Provision for Loan Losses                                               38                50             88           125
                                                                ----------        ----------     ----------    ----------

              Net Interest Income after
                 Provision for Loan Losses                      $    1,574        $    1,432     $    4,638    $    4,208
                                                                ----------        ----------     ----------    ----------

Other Income:
    Commissions and fees from fiduciary activities              $      131        $      138     $      404    $      463
    Service charges on deposit accounts                                 99                88            273           257
    Fees for other customer services                                    46                48            116           137
    Other operating income                                              13                15             62            91
                                                                ----------        ----------     ----------    ----------

              Total Other Income                                $      289        $      289     $      855    $      948
                                                                ----------        ----------     ----------    ----------

Other Expenses:
    Salaries and employee benefits                              $      739        $      662     $    2,181    $    1,906
    Net occupancy expense of premises                                   52                57            165           153
    Furniture and equipment expenses                                   130               110            315           318
    Other operating expenses                                           259               287            816           930
                                                                ----------        ----------     ----------    ----------

              Total Other Expenses                              $    1,180        $    1,116     $    3,477    $    3,307
                                                                ----------        ----------     ----------    ----------

              Income before Income Tax Expense                  $      683        $      605     $    2,016    $    1,849

Income Tax Expense                                                     251               226            739           678
                                                                ----------        ----------     ----------    ----------

              Net Income                                        $      432        $      379     $    1,277    $    1,171
                                                                ==========        ==========     ==========    ==========

Earnings Per Share, basic and diluted                           $      .72        $      .63     $     2.13    $     1.95
                                                                ==========        ==========     ==========    ==========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (000 Omitted)
                                   (Unaudited)

                                                                                  Accumulated
                                                                                    Other
                                       Common         Capital       Undivided     Comprehensive     Comprehensive
                                          Stock       Surplus        Profits         Income            Income             Total
                                    -------------  -------------  ------------   -------------     -------------      -------------
Balances, December 31, 1998             $   600    $  5 400        $  10 091      $   105                              $  16 196

    Comprehensive income
       Net income                            --          --            1 171           --              $1 171              1 171
       Other comprehensive income
          net of tax, unrealized
          holding (losses) arising
          during the period                  --          --               --         (252)               (252)              (252)
                                                                                                       ------
    Comprehensive income                                                                               $  919
                                                                                                       ======

    Cash dividends                           --          --             (300)          --                                   (300)
                                        -------    --------        ---------      -------                              ---------

Balances, September 30, 1999            $   600    $  5 400        $  10 962      $  (147)                             $  16 815
                                        =======    ========        =========      =======                              =========


Balances, December 31, 1999             $   600    $  5 400        $  10 944      $  (256)                             $  16 688

    Comprehensive income
       Net income                            --          --            1 277           --              $1 277              1 277
       Other comprehensive income
          net of tax, unrealized
          holding gains arising
          during the period                  --          --               --          110                 110                110
                                                                                                       ------
    Comprehensive income                                                                              $ 1 387
                                                                                                      ========

    Cash dividends                           --          --             (300)          --                                   (300)
                                        -------    --------        ---------      -------                              ---------

Balances, September 30, 2000            $   600    $  5 400        $  11 921      $  (146)                             $  17 775
                                        =======    ========        =========      =======                              =========


See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 Omitted)
                                   (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                   -------------------------------------
                                                                                       September 30          September 30
                                                                                           2000                  1999
                                                                                     ----------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $     1 277             $   1 171
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                           88                   125
          Depreciation                                                                       191                   192
          Amortization                                                                        --                     7
          Deferred tax (benefit)                                                             (35)                   --
          Discount accretion and premium amortization on
              securities, net                                                                (27)                   27
          (Gain) on sale of real estate                                                      (19)                  (59)
          (Gain) on sale of equipment                                                         (6)                   --
          (Increase) in accrued interest receivable                                          (70)                  (52)
          (Increase) in other assets                                                        (203)                  (17)
          (Decrease) in accrued interest payable                                             (18)                  (36)
          Increase (decrease) in other liabilities                                           (69)                   32
                                                                                     -----------             ---------
                    Net cash provided by operating activities                        $     1 109             $   1 390
                                                                                     -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities held to maturity                            $     4 000             $   2 000
    Proceeds from maturity of securities available for sale                                5 000                 3 550
    Purchase of securities held to maturity                                               (9 890)                   --
    Purchase of securities available for sale                                                 --                (6 204)
    Net (increase) in loans                                                               (7 248)               (1 139)
    Purchases of bank premises and equipment                                              (1 111)                 (737)
    Proceeds from sale of real estate                                                         95                   211
    Proceeds from sale of equipment                                                            6                    --
                                                                                     -----------             ---------
                    Net cash (used in) investing activities                          $    (9 148)            $  (2 319)
                                                                                     -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in non-interest bearing deposits                         $     1 681             $    (313)
    Net increase (decrease) in interest bearing deposits                                    (520)                   33
    Cash dividends                                                                          (300)                 (300)
                                                                                     -----------             ---------
                    Net cash provided by (used in) financing activities              $       861             $    (580)
                                                                                     -----------             ---------

                    (Decrease) in cash and cash equivalents                          $    (7 178)            $  (1 509)

CASH AND CASH EQUIVALENTS
    Beginning                                                                             21 054                18 129
                                                                                        --------             ---------

    Ending                                                                              $ 13 876             $  16 620
                                                                                        ========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $     2 972             $   3 209
                                                                                     ===========             =========
       Income taxes                                                                  $       809             $     741
                                                                                     ===========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $        --             $     312
                                                                                     ===========             =========
    Loans made on sale of real estate                                                $        --             $     249
                                                                                     ===========             =========
    Unrealized gain (loss) on securities available for sale                          $       166             $    (382)
                                                                                     ===========             =========

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and December 31, 1999, the results of operations for the three months ended September 30, 2000 and 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 1999. The results of operations for the nine month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of September 30, 2000 and December 31, 1999 are summarized below:

                                                                                      (000 Omitted)
                                                                                  September 30, 2000
                                                          --------------------------------------------------------------
                                                                              Gross             Gross
                                                            Amortized      Unrealized       Unrealized             Fair
                                                                 Cost         Gains           (Losses)             Value
                                                          -------------  --------------   ----------------   -----------
             Securities held to maturity:
                U.S. Treasury securities                  $          --    $      --           $   --       $         --
                Obligations of U.S. Government
                   agencies                                      20 918           66              (40)            20 944
                                                          -------------    ---------           ------       ------------

                                                          $      20 918    $      66           $  (40)      $     20 944
                                                          =============    =========           ======       ============


                                                                                  (000 Omitted)
                                                                                 December 31, 1999
                                                          --------------------------------------------------------------
                                                                              Gross             Gross
                                                            Amortized      Unrealized       Unrealized             Fair
                                                                 Cost         Gains           (Losses)             Value
                                                          -------------  --------------   ----------------   -----------
             Securities held to maturity:
                U.S. Treasury securities                  $       2 000    $       2           $   --       $     2 002
                Obligations of U.S. Government
                   agencies                                      13 007            1              (93)           12 915
                                                          -------------    ---------           ------       ------------

                                                          $      15 007    $       3           $  (93)      $    14 917
                                                          =============    =========           ======       ============

     Securities available for sale as of September 30, 2000 and December 31, 1999 are summarized below:

                                                                                (000 Omitted)
                                                                              September 30, 2000
                                                          --------------------------------------------------------------
                                                                              Gross           Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                              Cost            Gains           (Losses)          Value
                                                          -------------  --------------   ----------------   -----------
             Securities available for sale:
                U.S. Treasury securities                  $          --    $      --           $   --       $         --
                Obligations of U.S. Government
                   agencies                                      22,225           --             (222)            22,003
                Federal Home Loan Bank stock                        450           --               --                450
                                                          -------------    ---------           ------       ------------

                                                          $      22,675    $      --           $ (222)      $     22,453
                                                          =============    =========           ======       ============


                                                                               (000 Omitted)
                                                                              December 31, 1999
                                                          --------------------------------------------------------------
                                                                              Gross           Gross
                                                            Amortized      Unrealized       Unrealized          Fair
                                                              Cost            Gains          (Losses)           Value
                                                          -------------  --------------   ----------------   -----------

             Securities available for sale:
                U.S. Treasury securities                  $       2,000    $       1           $   --       $      2,001
                Obligations of U.S. Government
                   agencies                                      25,220           --             (390)            24,830
                Federal Home Loan Bank stock                        450           --               --                450
                                                          -------------    ---------           ------       ------------

                                                          $      27,670    $       1           $ (390)      $     27,281
                                                          =============    =========           ======       ============

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                              (000 Omitted)
                                                                                      September 30        December 31
                                                                                         2000                 1999
                                                                                    --------------        ------------
              Real estate loans:
                 Construction and land development                                  $        14           $        31
                 Secured by farmland                                                      2,964                 2,605
                 Secured by 1-4 family residential                                       45,804                43,798
                 Other real estate loans                                                 12,126                11,859
              Loans to farmers (except those secured by real estate)                        540                   389
              Commercial and industrial loans (except those secured
                 by real estate)                                                          2,460                 2,435
              Loans to individuals for personal expenditures                             21,428                16,879
              All other loans                                                               209                   334
                                                                                    -----------           -----------

                        Total loans                                                 $    85,545           $    78,330
                                                                                    ===========           ===========

4.   The following is a summary of transactions in the reserve for loan losses:

                                                                                               (000 Omitted)
                                                                                     September 30          December 31
                                                                                         2000                 1999
                                                                                    --------------        -------------
              Balance at beginning of period                                        $     1,218           $     1,140

                 Provision charged to operating expense                                      88                   125
                 Recoveries added to the reserve                                             27                    42
                 Loan losses charged to the reserve                                         (60)                  (89)
                                                                                    -----------           -----------

              Balance at end of period                                              $     1,273            $    1,218
                                                                                    ===========            ==========

5. Information about impaired loans as of September 30, 2000 and December 31, 1999 is as follows:

                                                                                             (000 Omitted)
                                                                                  ----------------------------------
                                                                                   September 30          December 31
                                                                                       2000                 1999
                                                                                   ------------          -----------
          Impaired loans for which a reserve has been provided                       $       --          $       232
          Impaired loans for which no reserve has been provided                              --                   --
                                                                                     ----------          -----------

                           Total impaired loans                                      $       --          $       232
                                                                                     ==========          ===========

          Reserve provided for impaired loans, included in the
              reserve for loan losses                                                $       --          $        69
                                                                                     ==========          ===========

          Average balance in impaired loans                                          $      116          $       373
                                                                                     ==========          ===========

          Interest income recognized                                                 $       --          $        22
                                                                                     ==========          ===========

     There were no loans on nonaccrual status at September 30, 2000. Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $112,844 at December 31, 1999. If interest had been accrued, such income would have been $5,377 in 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 1999 and September 30, 2000, total assets have increased slightly over $2,000,000. Securities purchased under agreements to resell and federal funds sold have decreased since the high balance in 1999 was kept for Y2K purposes. These funds have been invested in loans increasing that portfolio by over $7,000,000 since December 31. Bank premises and equipment have continued to increase due to the construction and renovation project that was materially completed in September 2000. Premises has increased $920,000 since December 31.

Deposits have increased $1,200,000. Non-interest bearing deposits have increased $1,700,000 and interest bearing deposits have decreased $500,000. The change in total deposits since December 31, 1999 has affected various account types. Select checking accounts (the NOW accounts that pay a higher rate of interest on balances of $5,000 or more) have increased $1,200,000. Money market accounts have decreased $500,000. Savings has increased $500,000 as a result in payments on the Christmas Club accounts. Certificates of deposit have decreased $1,700,000.

The September 30 annualized return on average assets is 1.17% compared to 1.05% at December 31. At September 30 the annualized return on average equity is 9.88% compared to 9.33% at December 31. The leverage capital (equity to assets) ratio is 12.10% at September 30 compared to 11.55% at December 31.

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

                                                                   (000 Omitted)
                                                                 September 30, 2000
                                                                 ------------------
       Balance at beginning of period                                $    1,218
       Charge-offs:
           Commercial, financial and agricultural                            --
           Real estate - construction                                        --
           Real estate - mortgage                                            --
           Consumer                                                          60
                                                                     ----------
                 Total charge-offs                                           60
                                                                     ----------
       Recoveries:
           Commercial, financial and agricultural                            --
           Real estate - construction                                        --
           Real estate - mortgage                                            10
           Consumer                                                          17
                                                                     ----------
                 Total recoveries                                            27
                                                                     ----------
       Net charge-offs                                                       33
       Additions charged to operations                                       88
                                                                     ----------
       Balance at end of period                                      $    1,273
                                                                     ==========

       Ratio of net charge-offs during the period to average
           loans outstanding during the period                           .0359%
                                                                     ==========

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

                                                                 (000 Omitted)
                                                              September 30, 2000
                                                              ------------------
       Nonaccrual loans                                                $     --
       Restructured loans                                                    --
       Foreclosed properties                                                123
                                                                     ----------
          Total nonperforming assets                                   $    123
                                                                     ==========

       Loans past due 90 days accruing interest                        $     59
                                                                     ==========

       Reserve for loan losses to period end loans                         1.49%
                                                                     ==========

       Nonperforming assets to period end loans and
          foreclosed properties                                             .14%
                                                                     ==========

There were no loans on nonaccrual status at September 30, 2000.

At September 30, 2000, other potential problem loans totalled $54,059. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the reserve for these loans according to the review of the potential loss in each loan situation.

The comparison of the income statements for the three months and for the nine months ended September 30, 2000 and 1999 shows increases in interest income, net interest income and net income in 2000 compared to 1999. Interest expense decreased in comparing these statements.

The majority of the increase in interest and fees on loans is due to increased volume rather than increased rates. Interest on securities decreased due to a slight decrease in volume. Interest on deposits decreased due mostly to decreased volume rather than to decreased rates.

Year to date other income decreased in 2000 compared to 1999. Fiduciary income has decreased due to a lesser volume of estate fees and some decrease in fees based on decreased market values. Service charges increased due to increased rates. Fees for other customer services decreased due to a decrease in installment loan insurance and therefore a decrease in insurance commissions. Other operating income decreased due to fewer sales of other real estate in 2000 compared to 1999.

Year to date other expenses have increased due to increases in salaries, group insurance expenses and occupancy expenses related to the renovation and remodeling although other operating expenses have decreased as a result of the reasons described in the June 10-QSB.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments including adjustments for noncash transactions provided cash from operating activities. Funds from maturity of securities, increased deposits and cash and cash equivalents on hand funded investing activities. Financing activities were funded with increased deposits. Although cash and cash equivalents decreased during this period, liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

                                       POTOMAC BANCSHARES, INC.

Date November 8, 2000                  /s/ William R. Harner
-------------------------------        -------------------------------
                                       William R. Harner, Senior Vice President,
                                       Secretary and Treasurer

Date November 8, 2000                  /s/ L. Gayle Marshall Johnson
-------------------------------        -------------------------------
                                       L. Gayle Marshall Johnson, Vice
                                       President and Chief Financial Officer