Form 10KSB
period 2000-12-31
POTOMAC BANCSHARES INC
filed 2001-03-28
CIK 925173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark one)

XXX  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
---
     1934

     For the fiscal year ended December 31, 2000

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Securities registered under Section 12(b) of the Exchange Act:


                                                        Name of Each Exchange
  Title of Each Class                                   on  Which Registered
  -------------------                                   --------------------

NONE                                         _______________________________
-------------------------

_________________________                    _______________________________


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

Yes   XXX     No _________
    ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   XX
                                       ----

State issuer's revenues for its most recent fiscal year.
                                                           $11,476,524
                                                           -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $16,526,535
       -----------

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

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

                                                                      Part of the Form 10-KSB Into Which
                Document                                                 the Document is Incorporated
                --------                                              -----------------------------------
Portions of Potomac Bancshares, Inc.'s 2000 Annual                    Part II, Items 6 and 7
Report to Shareholders for the year ended December 31, 2000

Portions of Potomac Bancshares, Inc.'s Proxy Statement for            Part III, Items 9, 10, 11 and 12
the 2001 Annual Meeting of Shareholders

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

     The Bank provides consumers, businesses, and governments with a broad range of banking services including lines of credit, home equity lines of credit, commercial, agricultural, real estate, and installment loans, checking, savings, NOW, and money market accounts, certificates of deposit, and individual retirement accounts. Automated teller machines located at each of the three offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, provide certain services to customers on a twenty-four hour basis. Bill paying and certain other banking services are available online through any touch tone telephone and/or the World Wide Web. The trust and financial services department provides financial management, investment and trust services.

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

     Approximately 71% of the Bank's loans are secured by real estate. These loans had an average delinquency rate of 1.05% and no losses during 2000. The average delinquency is based on a comparison to 2000 average total loans.

     As of December 31, 2000, aggregate dollar amounts in loan categories secured by real estate are as follows:


          Construction and land development            $    14,000
          Secured by farmland                            2,762,776
          Secured by 1-4 family residential             45,055,946
          Other                                         12,150,047
                                                       -----------
                                                       $59,982,769
                                                       ===========


     Loans to individuals for personal expenditures are approximately 26% of the Bank's total loans at December 31, 2000. The aggregate balance of these loans was $22,022,827 at December 31, 2000. The majority of these are installment loans with the remainder made as term loans.

     The Bank's loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, since it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. This may make installment lending more risky than real estate lending; however, installment loans had an average delinquency rate of .28% and a loss rate of .12% in 2000 (based on comparisons to 2000 average total loans). This delinquency rate for installment loans is lower than the comparable rate for real estate loans.

     The Bank's policy for evaluating term loans involves consideration of credit history and current financial statements if the loan is of a certain amount and is unsecured. If loans are not paid at original scheduled maturity, information must be reviewed by a loan officer for a renewal. The average delinquency rate was .18% and the loss rate was .01% compared to average total loans in 2000.

     The remaining aggregate dollar amount of the Bank's loans is $2,441,239 at December 31, 2000. The amount includes:

     (1)  Dealer wholesale loans with generally no delinquencies or losses           $1,006,731

     (2)  Term loans for business and commercial purposes                             1,020,557

     (3)  Industrial revenue bond loans secured by real estate                           66,730

     (4)  Term loans for agricultural purposes                                          208,688

     (5)  Other loans                                                                   138,533

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

Competition
-----------

     As of March 9, 2001, there were 56 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Bank in its market area.

     The Bank's market area is generally defined as Jefferson County, West Virginia. As of June 30, 2000, there were six banks in Jefferson County with 14 banking offices. The total deposits of those commercial banks as of June, 2000, were $457,258,000 and the Bank ranked number one with $124,965,000 or 27.3% of the total deposits in the market.

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

     In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, bank holding companies are permitted to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. Commencing on June 1, 1997, the Act allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the Act allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on or before May 31,
                           -- ----
1997. West Virginia adopted legislation, effective May 31, 1997, that allows for interstate branch banking by merger across state lines and allows for de novo
                                                                      -- ----
branching and branching by purchase and assumption on a reciprocal basis with the home state of the bank in question. The effect of this legislation has been increased competition for West Virginia banks, including the Bank.

Employees
---------

     Bancshares currently has no employees.

     As of March 22, 2001, the Bank had 81 full-time employees and 15 part-time employees.

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

     Bancshares is required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any West Virginia or non-West Virginia bank or bank holding company from acquiring shares of a bank if the acquisition would cause the combined deposits of all banks in the State of West Virginia, with respect to which it is a bank holding company, to exceed 25% of the total deposits of all depository institutions in the State of West Virginia.

     Depository Institution Subsidiaries. Bank is subject to FDIC deposit insurance assessments. As of January 1, 2001, FDIC set the Financing Corporation
(FICO) Bank Insurance Fund (BIF) premium for the Bank at the annual rate of
1.960 basis points or .0001960 times the total deposits of the Bank. This premium is not tied to the Bank's risk classification. The rate of the premium based on the Bank's risk classification is at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Bancshares' results of operations.

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

As of December 31, 2000, Bancshares had capital in excess of all applicable requirements as shown below:


                                        Actual      Required     Excess
                                     ------------  ----------  -----------
  Tier 1 capital:
    Common stock                     $    600,000
    Surplus                             5,400,000
    Retained earnings                  12,008,205
                                     ------------
  Total tier 1 capital               $ 18,008,205  $3,173,910  $14,834,295
  Tier 2 capital:
    Allowance for loan losses (1)         995,259
                                     ------------

  Total risk-based capital           $ 19,003,464  $6,347,821  $12,655,643
                                     ============  ==========  ===========

  Risk-weighted assets               $ 79,347,762
                                     ============

  Tier 1 capital                     $ 18,008,205  $4,386,869  $13,621,336
                                     ============  ==========  ===========

  Average total assets               $146,228,972
                                     ============

                                        Actual   Required   Excess
                                        ------   --------   ------

  Capital ratios:
    Tier 1 risk-based capital ratio     22.70%      4.00%   18.70%
    Total risk-based capital ratio 23.95% 8.00% 15.95% Tier 1 capital to average total
      assets (leverage)                 12.32%      4.00%    8.32%

    (1) Limited to 1.25% of gross risk-weighted assets.

     Gramm-Leach-Bliley Act of 1999. On November 4, 1999, Congress adopted the Gramm-Leach-Bliley Act of 1999. This Act, also known as the Financial Modernization Law, repealed a number of federal limitations on the powers of banks and bank holding companies originally adopted in the 1930's. Under the Act, banks, insurance companies, securities firms and other service providers may now affiliate. In addition to broadening the powers of banks, the Act created a new form of entity, called a financial holding company, which may engage in any activity that is financial in nature or incidental or complimentary to financial activities.

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

Main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000 the construction of the newer of these two buildings was completed. The first floor of the new building houses the Trust and Financial Services Division. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older Bank premises. The basement of the new building is used for record storage.

     The older premises, constructed in 1967, was renovated at the same time the new building was constructed. The renovation includes all new lighting, new ceilings, new floor and wall coverings as well as some minor structural changes for more efficient operations.

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

          The following information reflects comparative per share data for the periods indicated for Bancshares Common Stock for (a) trading values, and (b) dividends. As of March 16, 2001, there were approximately 825 shareholders.

     Bancshares Common Stock is not traded on any stock exchange or over the counter. Bancshares (symbol PTBS) is now on the Bulletin Board, a network available to brokers. Scott and Stringfellow, a regional securities firm with an office in Winchester, Virginia, is a market maker for Bancshares Common Stock. A market maker is one who makes a market for a particular stock. Information about sales (but not necessarily all sales) of Bancshares Common Stock is available on the Internet through many of the stock information services using Bancshares's symbol. Shares of Bancshares Common Stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Bancshares does not have knowledge of the purchase price or the terms of the purchase. The trading values for 1999 and 2000 are based on information available as a result of our participation on the Bulletin Board described above and information gathered on the Internet. NO ATTEMPT WAS MADE BY BANCSHARES TO VERIFY OR DETERMINE THE ACCURACY OF THE REPRESENTATIONS MADE TO BANCSHARES OR GATHERED ON THE INTERNET.

                                                            Price Range                Cash Dividends *
                                                      High               Low           Paid per Share
               1999     First Quarter              $ 40.375           $ 38.500            $  N/A
                        Second Quarter               39.000             36.125               .50
                        Third Quarter                38.000             35.250               N/A
                        Fourth Quarter               37.000             33.000               .65

               2000     First Quarter              $ 33.500           $ 28.250            $  N/A
                        Second Quarter               30.000             26.125               .50
                        Third Quarter                28.500             24.000               N/A
                        Fourth Quarter               28.000             22.000               .75

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information contained on pages 4-11 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 7. Financial Statements.

     The information contained on pages 13-30 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information contained on pages 4-5 and 13 of the Proxy Statement dated March 30, 2001, for the April 24, 2001 Annual Meeting under the captions "Management Nominees to the Board of Potomac," "Directors Continuing to Serve Unexpired Terms," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

         The Executive Officers are as follows:

         Name                  Position Since          Age             Principal Occupation
-------------------        ----------------------     -----            --------------------
Robert F. Baronner, Jr.    President & CEO            42               Employed by Bank as of 1/1/01 as President
                           2001                                        & CEO; former Executive Vice President One Valley Bank East
                                                                       September 1997 - April 2000; former Senior Credit Officer
                                                                       BB&T Northern West Virginia May 2000 - December 2000; Senior
                                                                       Vice President Commercial Lending Division One Valley Bank
                                                                       East April 1994 - September 1997.

William R. Harner           Sr. Vice President,       60               Employed at Bank since 1967; Sr. Vice
                            Secretary & Treasurer                      President & Cashier since 1988.
                            1994

Gayle Marshall Johnson     Vice President & Chief     51               Employed with the Bank 1977-1985 as
                           Financial Officer                           as internal auditor.  Rejoined Bank in 1988
                           1994                                        as Financial Officer.  Vice President &
                                                                       Financial Officer of Bank since 1990.

Donald S. Smith            Vice President &           72               Employed at Bank 1947 to 1991; President
                           Assistant Secretary                         1979 to 1991 (retired).
                           1994

Item 10. Executive Compensation.

     The information contained on pages 8-9 and 12 of the Proxy Statement dated March 30, 2001, for the April 24, 2001 Annual Meeting under the captions "Executive Compensation," "Proposed Employment Agreement," and "Compensation of Directors" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information contained on pages 6-7 of the Proxy Statement dated March 30, 2001, for the April 24, 2001 Annual Meeting under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Nominees, Directors and Officers" is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

     The information contained on page 12 of the Proxy Statement dated March 30, 2001, for the April 24, 2001 Annual Meeting under the caption "Certain Transactions with Directors, Officers and Their Associates" is incorporated herein by reference.

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

     13   2000 Annual Report to Shareholders

     21   Subsidiaries of the Registrant

     27   Financial Data Schedule

     99   Proxy Statement for the 2001 Annual Meeting for Potomac

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.



By /s/ Robert F. Baronner, Jr.                            March 27, 2001
   -------------------------------------------                  --
   Robert F. Baronner, Jr.
   President & Chief Executive Officer



By  /s/ L. Gayle Marshall Johnson                         March 27, 2001
   -------------------------------------------                  --
   L. Gayle Marshall Johnson
   Vice President & Chief Financial Officer
   & Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title                                         Date
-----------------                                         ----

By /s/ J. Scott Boyd                                      March 27, 2001
   -------------------------------------------                  --
   J. Scott Boyd, Director

By /s/ John P. Burns, Jr.                                 March 27, 2001
   -------------------------------------------                  --
   John P. Burns, Jr., Director

By /s/ Robert W. Butler                                   March 27, 2001
   -------------------------------------------                  --
   Robert W. Butler, Director

By /s/ Guy Gareth Chicchirichi                            March 27, 2001
   -------------------------------------------                  --
   Guy Gareth Chicchirichi, Director

By                                                        March   , 2001
   -------------------------------------------                  --
   Thomas C. G. Coyle, Director

Signature & Title                                             Date
-----------------                                             ----

By /s/ William R. Harner
   -------------------------------------------            March 27, 2001
   William R. Harner, Director,                                 --
   Sr. Vice President, Secretary & Treasurer

By                                                        March   , 2001
   -------------------------------------------                  --
   E. William Johnson, Director

By                                                        March   , 2001
   -------------------------------------------                  --
   John C. Skinner, Jr., Director

By /s/ Donald S. Smith                                    March 27, 2001
   -------------------------------------------                  --
   Donald S. Smith, Director