Form 10QSB
period 2001-03-31
POTOMAC BANCSHARES INC
filed 2001-05-10
CIK 925173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 XX       Quarterly report under Section 13 or 15(d) of the Securities Exchange
----
          Act of 1934

For quarterly period ended         March 31, 2001
                           ------------------------

________  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from _____________ to _____________

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

Yes    XXX      No ___________
   -----------

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_______________ No_______________  Not applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares
                                                  --------------

     Transitional Small Business Disclosure Format (check one):

Yes_______________ No      XXX
                     ---------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                                  (Unaudited)
                                                                                    March 31       December 31
                                                                                      2001            2000
                                                                                  -----------      -----------
Assets:
    Cash and due from banks                                                       $     7 357      $      6 053
    Securities purchased under agreements to resell
       and federal funds sold                                                          16 316            17 366
    Securities held to maturity (fair value of $12,330 at
       March 31, 2001 and $18,105 at December 31, 2000                                 11 937            17 928
    Securities available for sale, at fair value                                       24 451            18 162
    Loans, net of allowance for loan losses of $1,279 at
       March 31, 2001 and $1,268 at December 31, 2000                                  87 341            83 179
    Other real estate owned                                                                --                13
    Bank premises and equipment, net                                                    3 175             3 177
    Accrued interest receivable                                                         1 033             1 051
    Other assets                                                                        1 329             1 293
                                                                                  -----------      ------------

              Total Assets                                                        $   152 939      $    148 222
                                                                                  ===========      ============

Liabilities and Stockholders' Equity:
Liabilities:
    Non-interest bearing deposits                                                 $    17 605      $     19 423
    Interest bearing deposits                                                         115 327           109 522
                                                                                  -----------      ------------
          Total Deposits                                                              132 932           128 945
    Accrued interest payable                                                              284               303
    Other liabilities                                                                   1 251             1 010
                                                                                  -----------      ------------
          Total Liabilities                                                       $   134 467      $    130 258
                                                                                  -----------      ------------

Stockholders' Equity:
    Common stock par value $1.00 per share (5,000,000 shares
       authorized, 600,000 shares issued and outstanding)                         $       600      $        600
    Surplus                                                                             5 400             5 400
    Accumulated other comprehensive income (loss)                                          92               (44)
    Undivided profits                                                                  12 380            12 008
                                                                                  -----------      ------------
          Total Stockholders' Equity                                                   18 472            17 964
                                                                                  -----------      ------------
               Total Liabilities and Stockholders' Equity                         $   152 939      $    148 222
                                                                                  ===========      ============

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                    For the Three Months
                                                                       Ended March 31
                                                                ----------------------------
                                                                   2001              2000
                                                                ----------        ----------
Interest Income:
    Interest and fees on loans                                  $    1 879        $    1 665
    Interest on securities held to maturity
       Taxable                                                         253               279
    Interest on securities available for sale
       Taxable                                                         266               404
    Interest on securities purchased under agreements
       to resell and federal funds sold                                190               139
    Income on other securities                                           8                 8
    Other interest income                                                2                 1
                                                                ----------        ----------

              Total Interest and Dividend Income                $    2 598        $    2 496

Interest Expense,
    interest on deposits                                               989               975
                                                                ----------        ----------

              Net Interest Income                               $    1 609        $    1 521

Provision for Loan Losses                                               21                --
                                                                ----------        ----------

              Net Interest Income after

                 Provision for Loan Losses                      $    1 588        $    1 521
                                                                ----------        ----------

Noninterest Income:
    Commissions and fees from fiduciary activities              $      125        $      127
    Service charges on deposit accounts                                 96                77
    Fees for other customer services                                    39                32
    Other operating income                                               6                26
                                                                ----------        ----------

              Total Other Income                                $      266        $      262
                                                                ----------        ----------

Noninterest Expenses:
    Salaries and employee benefits                              $      780        $      728
    Net occupancy expense of premises                                   65                60
    Furniture and equipment expenses                                    93                93
    Other operating expenses                                           336               276
                                                                ----------        ----------

              Total Other Expenses                              $    1 274        $    1 157
                                                                ----------        ----------

              Income before Income Tax Expense                  $      580        $      626

Income Tax Expense                                                     208               233
                                                                ----------        ----------

              Net Income                                        $      372        $      393
                                                                ==========        ==========

Earnings Per Share, basic and diluted                           $      .62        $      .65
                                                                ==========        ==========

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (000 Omitted)
                                  (Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                       Common                  Undivided        Comprehensive  Comprehensive
                                       Stock      Surplus       Profits            Income         Income          Total
                                      --------    --------     ---------        -------------  -------------     --------
Balances, December 31, 1999           $    600    $  5 400     $ 10 944           $   (256)                      $ 16 688

    Comprehensive income
       Net income                           --          --          393                 --       $    393             393
       Other comprehensive income,
          unrealized holding losses
          arising during the period
          (net of tax, $13)                 --          --           --                (25)           (25)            (25)
                                                                                                 --------
       Comprehensive income                                                                      $    368
                                                                                                 ========
                                      --------    --------     --------           --------                       --------
Balances, March 31, 2000              $    600    $  5 400     $ 11 337           $   (281)                      $ 17 056
                                      ========    ========     ========           ========                       ========

Balances, December 31, 2000           $    600    $  5 400     $ 12 008           $    (44)                      $ 17 964


    Comprehensive income
       Net income                           --          --          372                 --       $    372             372
       Other comprehensive income,
          unrealized holding gains
          arising during the period
          (net of tax, $70)                 --          --           --                136            136             136
                                                                                                 --------
       Comprehensive income                                                                      $    508
                                                                                                 ========
                                      --------    --------     --------           --------                       --------
Balances, March 31, 2001              $    600    $  5 400     $ 12 380           $     92                       $ 18 472
                                      ========    ========     ========           ========                       ========

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                                        For the Three Months Ended
                                                                                     ---------------------------------
                                                                                      March 31               March 31
                                                                                        2001                   2000
                                                                                     ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $      372             $      393
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                          21                     --
          Depreciation                                                                       60                     51
          Discount accretion and premium amortization on securities, net                    (12)                    (7)
          (Gain) loss on sale of real estate                                                  5                    (19)
          (Gain) on sale of equipment                                                        --                     (1)
          Decrease (increase) in accrued interest receivable                                 18                    (18)
          (Increase) in other assets                                                       (106)                  (124)
          (Decrease) in accrued interest payable                                            (19)                   (16)
          Increase in other liabilities                                                     241                    234
                                                                                     ----------             ----------
                    Net cash provided by operating activities                        $      580             $      493
                                                                                     ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities held to maturity                            $    6 000             $    2 000
    Proceeds from maturity of securities available for sale                                  --                     --
    Purchase of securities held to maturity                                                  --                 (7 898)
    Purchase of securities available for sale                                            (6 080)                    --
    Net (increase) in loans                                                              (4 183)                  (611)
    Purchases of bank premises and equipment                                                (58)                  (500)
    Proceeds from sale of real estate                                                         8                     95
                                                                                     ----------             ----------
                    Net cash (used in) investing activities                          $   (4 313)            $   (6 914)
                                                                                     ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in non-interest bearing deposits                         $   (1 818)            $      759
    Net increase in interest bearing deposits                                             5 805                  1 365
                                                                                     ----------             ----------
                    Net cash provided by financing activities                        $    3 987             $    2 124
                                                                                     ----------             ----------

                    Increase (decrease) in cash and cash equivalents                 $      254             $   (4 297)

CASH AND CASH EQUIVALENTS
    Beginning                                                                            23 419                 21 054
                                                                                     ----------             ----------
    Ending                                                                           $   23 673             $   16 757
                                                                                     ==========             ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $    1 008             $      991
                                                                                     ==========             ==========
       Income taxes                                                                  $        9             $       17
                                                                                     ==========             ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                                $       --             $       --
                                                                                     ==========             ==========
    Loans made on sale of real estate                                                $       --             $       --
                                                                                     ==========             ==========
    Unrealized gain (loss) on securities available for sale                          $      206             $      (37)
                                                                                     ==========             ==========

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2000. The results of operations for the three month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of March 31, 2001 and December 31, 2000 are summarized below:

                                                                             (000 Omitted)
                                                                             March 31, 2001
                                                       ----------------------------------------------------------
                                                                        Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost           Gains           (Losses)          Value
                                                       ---------      ----------       ----------       ---------
        Securities held to maturity:
           Obligations of U.S. Government
              agencies                                 $  11 937      $      393       $       --       $  12 330
                                                       =========      ==========       ==========       =========

                                                                             (000 Omitted)
                                                                             March 31, 2000
                                                       ----------------------------------------------------------
                                                                        Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost           Gains           (Losses)          Value
                                                       ---------      ----------       ----------       ---------
        Securities held to maturity:
           Obligations of U.S. Government
              agencies                                 $  17 928      $      187       $      (10)      $  18 105
                                                       =========      ==========       ==========       =========


     Securities available for sale as of March 31, 2001 and December 31, 2000 are summarized below:

                                                                             (000 Omitted)
                                                                             March 31, 2001
                                                       ----------------------------------------------------------
                                                                        Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost           Gains           (Losses)          Value
                                                       ---------      ----------       ----------       ---------
        Securities available for sale:
           Obligations of U.S. Government
              agencies                                 $  24 312      $      139       $       --       $  24 451
                                                       =========      ==========       ==========       =========

                                                                             (000 Omitted)
                                                                             March 31, 2000
                                                       ----------------------------------------------------------
                                                                        Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost           Gains           (Losses)          Value
                                                       ---------      ----------       ----------       ---------
        Securities available for sale:
           Obligations of U.S. Government
              agencies                                 $  18 229      $       15       $      (82)      $  18 162
                                                       =========      ==========       ==========       =========


3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                        (000 Omitted)
                                                                                March 31            December 31
                                                                                  2001                 2000
                                                                               ----------           -----------
        Real estate loans:
           Construction and land development                                   $       --           $       14
           Secured by farmland                                                      2 629                2 763
           Secured by 1-4 family residential                                       45 455               45 056
           Other real estate loans                                                 15 324               12 150
        Loans to farmers (except those secured by real estate)                         95                  209
        Commercial and industrial loans (except those secured
           by real estate)                                                          2 182                2 027
        Loans to individuals for personal expenditures                             22 748               22 023
        All other loans                                                               187                  205
                                                                               ----------           ----------
                                                                               $   88 620           $   84 447

           Less:  Allowance for loan losses                                         1 279                1 268
                                                                               ----------           ----------

                  Total loans                                                  $   87 341           $   83 179
                                                                               ==========           ==========


4. The following is a summary of transactions in the allowance for loan losses:

                                                                                        (000 Omitted)
                                                                                March 31            December 31
                                                                                  2001                 2000
                                                                               ----------           -----------
        Balance at beginning of period                                         $    1 268           $    1 218

           Provision charged (credited) to operating expense                           21                  (70)
           Recoveries added to the allowance                                            9                  226
           Loan losses charged to the allowance                                       (19)                (106)
                                                                               ----------           ----------

        Balance at end of period                                               $    1 279           $    1 268
                                                                               ==========           ==========

5. Information about impaired loans as of March 31, 2001 and December 31, 2000 is as follows:

                                                                                         (000 Omitted)
                                                                               ---------------------------------
                                                                               March 31              December 31
                                                                                 2001                   2000
                                                                               --------              -----------
        Impaired loans for which an allowance has been provided                $     46               $    725
        Impaired loans for which no allowance has been provided                      --                     --
                                                                               --------               --------

                        Total impaired loans                                   $     46               $    725
                                                                               ========               ========

        Allowance provided for impaired loans, included in the
           allowance for loan losses                                           $     14               $    218
                                                                               ========               ========

        Average balance in impaired loans                                      $    193               $    239
                                                                               ========               ========

        Interest income recognized                                             $      1               $     18
                                                                               ========               ========

     Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $33,092 at March 31, 2001 and $-0- at December 31, 2000. If interest on these loans had been accrued, such income would have been $477 for the first three months of 2001 and $-0- in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 2000 and March 31, 2001, total assets have increased $4,700,000. Investment volume overall has remained relatively stable. There has been a shift from the held to maturity investment portfolio to the available for sale portfolio to increase liquidity. Loans have increased $4,200,000 since December 31. Approximately $3,200,000 are in the other real estate loans category and are commercial purpose loans.

Management goals for 2001 are to continue increasing loans and deposits while maintaining held to maturity and available for sale securities stable. Daily investments in repurchase agreements are anticipated to decrease with increased loan demand. In order to accomplish increased loan goals, two additional loan officers have been added to the staff during the first quarter. One officer is concentrating primarily in commercial lending, an area the Bank has not actively pursued previously. The commercial lending focus will be to small businesses. Although commercial lending inherently carries more risk, management does not intend to compromise it's current stringent underwriting standards. In fact, underwriting standards for small business loans are being enhanced. The second additional loan officer will concentrate, but not necessarily be limited to, secondary market lending, which will not add to the Bank's loan portfolio but will service our customers and increase noninterest income.

The March 31 annualized return on average assets is 1.01% compared to 1.25% at December 31. At March 31 the annualized return on average equity is 8.17% compared to 10.46% at December 31. The leverage capital (equity to assets) ratio is 12.08% at March 31 compared to 12.32% at December 31.

The table on the next page is an analysis of the Corporation's allowance for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Written reports detailing this loan information are prepared on a quarterly basis. Based on experience, the loan policies and the current monitoring program, management believes the loan loss allowance is very adequate.

                                                                              (000 Omitted)
                                                                              March 31, 2001
                                                                              --------------
        Balance at beginning of period                                           $ 1 268
        Charge-offs:
            Commercial, financial and agricultural                                    --
            Real estate - construction                                                --
            Real estate - mortgage                                                     2
            Consumer                                                                  17
                                                                                 -------
                  Total charge-offs                                                   19
                                                                                 -------
        Recoveries:
            Commercial, financial and agricultural                                    --
            Real estate - construction                                                --
            Real estate - mortgage                                                    --
            Consumer                                                                   9
                                                                                 -------
                  Total recoveries                                                     9
                                                                                 -------
        Net charge-offs                                                               10
        Additions charged to operations                                               21
                                                                                 -------
        Balance at end of period                                                 $ 1 279
                                                                                 =======

        Ratio of net charge-offs during the period to average
            loans outstanding during the period                                   .0116%
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

                                                                              (000 Omitted)
                                                                              March 31, 2001
                                                                              --------------
        Nonaccrual loans                                                         $    67
        Restructured loans                                                            --
        Foreclosed properties                                                         --
                                                                                 -------
           Total nonperforming assets                                            $    67
                                                                                 =======

        Loans past due 90 days accruing interest                                 $    27
                                                                                 =======

        Allowance for loan losses to period end loans                               1.44%
                                                                                 =======

        Nonperforming assets to period end loans and foreclosed properties          .076%
                                                                                 =======

At March 31, 2001, other potential problem loans (excluding impaired loans) totalled $84,494. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.

Total deposits have increased approximately $4,000,000 as of March 31, 2001 compared with December 31, 2000. Demand deposits decreased $1,800,000. There are increases in the following deposit categories: NOW (including Select checking), $2,200,000; money market accounts, $2,100,000; savings accounts, $700,000 and certificates of deposit, $800,000.

The comparison of the income statements for the three months ended March 31, 2001 and 2000 shows a decrease of 5% in net income in 2001. Net interest income increased nearly 6%, interest income increased 4%, and interest expense increased over 1%.

Increased loan production, additional fee income in the loan area, closer scrutiny of all expenses, and close monitoring of deposit interest rates are among the steps management is taking to stabilize the net income level.

Noninterest income increased over 1% as of March 31, 2001 compared to March 31, 2000. Noninterest expense increased 10%. This included a 7% increase in salaries in 2001 compared to 2000 and some nonrecurring expenses.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of securities held to maturity and cash on hand were used to fund investing activities. Financing activities provided funds since total deposits increased. Cash and cash equivalents increased slightly during this period, and liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

                                                  POTOMAC BANCSHARES, INC.

Date      May 9, 2001                /s/ Robert F. Baronner, Jr.
    -----------------------          ---------------------------
                                     Robert F. Baronner, Jr., President & CEO

Date      May 9, 2001                /s/ L. Gayle Marshall Johnson
     ----------------------          -----------------------------
                                     L. Gayle Marshall Johnson, Vice
                                           President and Chief Financial Officer