Form 10QSB
period 2001-06-30
POTOMAC BANCSHARES INC
filed 2001-08-07
CIK 925173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 XX   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934

For quarterly period ended June 30, 2001
                           -------------

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from ________________ to ________________

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

     Transitional Small Business Disclosure Format (check one):

Yes        No  XXX
     ---       ---

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                               (Unaudited)
                                                                 June 30       December 31
                                                                   2001            2000
                                                               -----------     -----------
Assets:
 Cash and due from banks                                         $  9,028       $  6,053
 Securities purchased under agreements to resell
   and federal funds sold                                           4,307       $ 17,366
 Securities held to maturity (fair value of $21,462 at
   June 30, 2001 and $18,105 at December 31, 2000)                 20,977         17,928
 Securities available for sale, at fair value                      21,531         18,162
 Loans held for sale                                                  209             --
 Loans, net of allowance for loan losses of $1,265 at
   June 30, 2001 and $1,268 at December 31, 2000                   92,501         83,179
 Other real estate owned                                               --             13
 Bank premises and equipment, net                                   3,291          3,177
 Accrued interest receivable                                        1,103          1,051
 Other assets                                                       1,321          1,293
                                                                 --------       --------

       Total Assets                                              $154,268       $148,222
                                                                 ========       ========

Liabilities and Stockholders' Equity:
Liabilities:
 Noninterest bearing deposits                                    $ 18,354       $ 19,423
 Interest bearing deposits                                        112,772        109,522
                                                                 --------       --------
     Total Deposits                                               131,126        128,945
 Accrued interest payable                                             278            303
 Federal funds purchased and securities sold
   under agreements to repurchase                                     536             --
 Advances payable to Federal Home Loan Bank                         2,500             --
 Other liabilities                                                  1,131          1,010
                                                                 --------       --------
     Total Liabilities                                           $135,571       $130,258
                                                                 --------       --------

Stockholders' Equity:
 Common stock par value $1.00 per share (5,000,000 shares
   authorized, 600,000 shares issued and outstanding)            $    600       $    600
 Surplus                                                            5,400          5,400
 Accumulated other comprehensive income (loss)                        147            (44)
 Undivided profits                                                 12,550         12,008
                                                                 --------       --------
     Total Stockholders' Equity                                    18,697         17,964
                                                                 --------       --------

       Total Liabilities and Stockholders' Equity                $154,268       $148,222
                                                                 ========       ========

See Accompanying Notes to Consolidated Financial Statements

                                                                               3
                            POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                              For the Three Months          For the Six Months
                                                                  Ended June 30                Ended June 30
                                                              --------------------          ------------------
                                                                  2001     2000                 2001     2000
                                                                 ------   ------               ------   ------
Interest Income:
 Interest and fees on loans                                      $2,026   $1,747               $3,905   $3,412
 Interest on securities held to maturity - Taxable                  282      367                  535      647
 Interest on securities available for sale - Taxable                301      346                  567      750
 Interest on securities purchased under agreements
   to resell and federal funds sold                                 101      111                  291      250
 Income on other securities                                           8        7                   16       15
 Other interest income                                                2       --                    4       --
                                                                 ------   ------               ------   ------

       Total Interest Income                                     $2,720   $2,578               $5,318   $5,074

Interest Expense:
 Interest on deposits                                               956      985                1,945    1,960
 Interest on federal funds purchased and securities
   purchased under agreements to resell                               3       --                    3       --
                                                                 ------   ------               ------   ------

       Total Interest Expense                                       959      985                1,948    1,960

       Net Interest Income                                       $1,761   $1,593               $3,370   $3,114

Provision for Loan Losses                                            19       50                   40       50
                                                                 ------   ------               ------   ------

       Net Interest Income after
         Provision for Loan Losses                               $1,742   $1,543               $3,330   $3,064
                                                                 ------   ------               ------   ------

Noninterest Income:
 Commissions and fees from fiduciary activities                  $  134   $  146               $  259   $  273
 Service charges on deposit accounts                                100       97                  196      174
 Net servicing fees                                                   1        1                    1        1
 Insurance commissions and fees                                      22        9                   29       15
 Other noninterest income                                            52       39                   90       74
 Gain on sale of equipment                                           --        1                   --        1
 Gain on sale of other real estate (net)                             --       11                   --       28
                                                                 ------   ------               ------   ------

       Total Noninterest Income                                  $  309   $  304               $  575   $  566
                                                                 ------   ------               ------   ------

Noninterest Expenses:
 Salaries and employee benefits                                  $  735   $  714               $1,515   $1,442
 Net occupancy expense of premises                                   68       53                  133      113
 Furniture and equipment expenses                                   106       92                  199      185
 Other operating expenses                                           353      281                  689      557
                                                                 ------   ------               ------   ------

       Total Noninterest Expenses                                $1,262   $1,140               $2,536   $2,297
                                                                 ------   ------               ------   ------

       Income before Income Tax Expense                          $  789   $  707               $1,369   $1,333

Income Tax Expense                                                  289      255                  497      488
                                                                 ------   ------               ------   ------

       Net Income                                                $  500   $  452               $  872   $  845
                                                                 ======   ======               ======   ======

Earnings Per Share, basic and diluted                            $  .83   $  .75               $ 1.45   $ 1.41
                                                                 ======   ======               ======   ======

See Accompanying Notes to Consolidated Financial Statements

                                                                               4
                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (000 Omitted)
                                  (Unaudited)

                                                                        Accumulated
                                                                           Other
                                     Common  Capital       Undivided    Comprehensive       Comprehensive
                                     Stock   Surplus        Profits     Income (Loss)          Income        Total
                                     ------  -------       ---------    -------------       -------------    -----
Balances, December 31, 1999           $600    $5,400        $10,944          $(256)                         $16,688

 Comprehensive income
  Net income                            --        --            845             --           $  845             845
  Other comprehensive income,
   unrealized holding gains
   arising during the period
   (net of tax, $4)                     --        --             --              8                8               8
                                                                                             ------
  Comprehensive income                                                                       $  853
                                                                                             ======

 Cash dividends                         --        --           (300)            --                             (300)
                                      ----    ------        -------          -----                          -------

Balances, June 30, 2000               $600    $5,400        $11,489          $(248)                         $17,241
                                      ====    ======        =======          =====                          =======


Balances, December 31, 2000           $600    $5,400        $12,008          $ (44)                         $17,964

 Comprehensive income
  Net income                            --        --            872             --           $  872             872
  Other comprehensive income,
   unrealized holding gains
   arising during the period
   (net of tax, $98)                    --        --             --            191              191             191
                                                                                             ------
 Comprehensive income                                                                        $1,063
                                                                                             ======

 Cash dividends                         --        --           (330)            --                             (330)
                                      ----    ------        -------          -----                          -------

Balances, June 30, 2001               $600    $5,400        $12,550          $ 147                          $18,697
                                      ====    ======        =======          =====                          =======

See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                      For the Six Months Ended
                                                                      ------------------------
                                                                         June 30     June 30
                                                                           2001        2000
                                                                         -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $    872    $    845
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                 40          50
     Depreciation                                                             120         101
     Deferred tax (benefit)                                                    --          (2)
     Discount accretion and premium amortization on securities, net           (16)        (15)
     (Gain) on sale of real estate                                             --         (19)
     (Gain) on sale of equipment                                               --          (1)
     (Increase) in accrued interest receivable                                (52)        (62)
     (Increase) in other assets                                              (126)       (181)
     Fees on loans sold                                                        (5)         --
     Proceeds from sale of loans                                              227          --
     Purchase of loans for sale                                              (431)         --
     (Decrease) in accrued interest payable                                   (25)        (15)
     Increase in other liabilities                                            121          65
                                                                         --------    --------
           Net cash provided by operating activities                     $    725    $    766
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturity of securities held to maturity                   $  6,000    $  2,000
 Proceeds from maturity of securities available for sale                    5,000       1,000
 Purchase of securities held to maturity                                   (9,035)     (9,890)
 Purchase of securities available for sale                                 (8,078)         --
 Net (increase) in loans                                                   (9,362)     (4,941)
 Purchases of bank premises and equipment                                    (234)       (920)
 Proceeds from sale of real estate                                             13          95
                                                                         --------    --------
           Net cash (used in) investing activities                       $(15,696)   $(12,656)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in noninterest bearing deposits                 $ (1,069)   $    703
 Net increase (decrease) in interest bearing deposits                       3,250      (2,461)
 Net increase in securities sold under agreements to repurchase               536          --
 Net increase in advances payable to Federal Home Loan Bank                 2,500          --
 Cash dividends                                                              (330)       (300)
                                                                         --------    --------
           Net cash provided by (used in) financing activities           $  4,887    $ (2,058)
                                                                         --------    --------

           (Decrease) in cash and cash equivalents                       $(10,084)   $(13,948)

CASH AND CASH EQUIVALENTS
 Beginning                                                                 23,419      21,054
                                                                         --------    --------

 Ending                                                                  $ 13,335    $  7,106
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
   Interest                                                              $  1,973    $  1,975
                                                                         ========    ========
   Income taxes                                                          $    423    $    526
                                                                         ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
 Unrealized gain on securities available for sale                        $    289    $     13
                                                                         ========    ========

See Accompanying Notes to Consolidated Financial Statements

                                                                               6
                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and December 31, 2000, the results of operations for the three months ended June 30, 2001 and 2000, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2000. The results of operations for the six month periods ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of June 30, 2001 and December 31, 2000 are summarized below:

                                                      (000 Omitted)
                                                      June 30, 2001
                                     -----------------------------------------------
                                                    Gross         Gross
                                     Amortized   Unrealized    Unrealized     Fair
                                       Cost         Gains       (Losses)      Value
                                     ---------   -----------   -----------   -------
Securities held to maturity:
 Obligations of U.S. Government
  agencies                            $20,977       $485          $ --       $21,462
                                      =======       ====          ====       =======
                                                      (000 Omitted)
                                                    December 31, 2000
                                     -----------------------------------------------
                                                    Gross         Gross
                                     Amortized   Unrealized    Unrealized     Fair
                                       Cost         Gains       (Losses)      Value
                                     ---------   -----------   -----------   -------
Securities held to maturity:
 Obligations of U.S. Government
  agencies                            $17,928       $187          $(10)      $18,105
                                      =======       ====          ====       =======

    Securities available for sale as of June 30, 2001 and December 31, 2000 are summarized below:

                                                      (000 Omitted)
                                                      June 30, 2001
                                     -----------------------------------------------
                                                    Gross         Gross
                                     Amortized   Unrealized    Unrealized     Fair
                                       Cost         Gains       (Losses)      Value
                                     ---------   -----------   -----------   -------
Securities available for sale:
 Obligations of U.S. Government
  agencies                            $21,309       $222          $ --       $21,531
                                      =======       ====          ====       =======
                                                      (000 Omitted)
                                                    December 31, 2000
                                     -----------------------------------------------
                                                    Gross         Gross
                                     Amortized   Unrealized    Unrealized     Fair
                                       Cost         Gains       (Losses)      Value
                                     ---------   -----------   -----------   -------
Securities available for sale:
 Obligations of U.S. Government
  agencies                            $18,229       $ 15          $(82)      $18,162
                                      =======       ====          ====       =======

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                                        (000 Omitted)
                                                                                                  ------------------------
                                                                                                  June 30      December 31
                                                                                                    2001           2000
                                                                                                  -------      -----------
       Real estate loans:
         Construction and land development                                                         $    --        $    14
         Secured by farmland                                                                         2,607          2,763
         Secured by 1-4 family residential                                                          48,778         45,056
         Other real estate loans                                                                    17,023         12,150
       Loans to farmers (except those secured by real estate)                                          127            209
       Commercial and industrial loans (except those secured
         by real estate)                                                                             2,443          2,027
       Loans to individuals for personal expenditures                                               22,571         22,023
       All other loans                                                                                 217            205
                                                                                                   -------        -------
                                                                                                   $93,766        $84,447

         Less:  Allowance for loan losses                                                            1,265          1,268
                                                                                                   -------        -------

                Total loans                                                                        $92,501        $83,179
                                                                                                   =======        =======

4.  The following is a summary of transactions in the allowance for loan losses:

                                                                                                        (000 Omitted)
                                                                                                  ------------------------
                                                                                                  June 30      December 31
                                                                                                    2001           2000
                                                                                                  -------      -----------
       Balance at beginning of period                                                              $ 1,268        $ 1,218

         Provision charged (credited) to operating
          expense                                                                                       40            (70)
         Recoveries added to the allowance                                                              14            226
         Loan losses charged to the allowance                                                          (57)          (106)
                                                                                                   -------        -------

       Balance at end of period                                                                    $ 1,265        $ 1,268
                                                                                                   =======        =======

5. Information about impaired loans as of June 30, 2001 and December 31, 2000 is as follows:

                                                                                                        (000 Omitted)
                                                                                                  ------------------------
                                                                                                  June 30      December 31
                                                                                                    2001           2000
                                                                                                  -------      -----------
       Impaired loans for which an allowance has been provided                                     $    11        $   725
       Impaired loans for which no allowance has been provided                                          --             --
                                                                                                   -------        -------

                Total impaired loans                                                               $    11        $   725
                                                                                                   =======        =======

       Allowance provided for impaired loans, included in the
         allowance for loan losses                                                                 $     3        $   218
                                                                                                   =======        =======

       Average balance in impaired loans                                                           $   195        $   239
                                                                                                   =======        =======

       Interest income recognized                                                                  $     1        $    18
                                                                                                   =======        =======

    There were no loans on nonaccrual status at June 30, 2001 or at December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 2000 and June 30, 2001, total assets increased $6,000,000. Total securities (held to maturity and available for sale) have increased $6,000,000. Loans have increased $9,300,000. The increases in these asset categories account for the $13,000,000 decrease in securities purchased under agreements to resell and federal funds sold. Total deposits increased approximately $2,200,000.

The June 30 annualized return on average assets is 1.15% compared to 1.25% at December 31. At June 30 the annualized return on average equity is 9.51% compared to 10.46% at December 31. The leverage capital (equity to assets) ratio is 12.12% at June 30 compared to 12.32% at December 31.

The table shown below is an analysis of the Corporation's allowance for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Written reports detailing this loan information are prepared on a quarterly basis. Based on experience, the loan policies, and the current monitoring program, management believes the loan loss allowance is very adequate.

                                                      (000 Omitted)
                                                      June 30, 2001
                                                      -------------
     Balance at beginning of period                       $1,268
     Charge-offs:
       Commercial, financial and agricultural                  8
       Real estate - construction                             --
       Real estate - mortgage                                  6
       Consumer                                               43
                                                          ------
           Total charge-offs                                  57
                                                          ------
     Recoveries:
       Commercial, financial and agricultural                 --
       Real estate - construction                             --
       Real estate - mortgage                                 --
       Consumer                                               14
                                                          ------
           Total recoveries                                   14
                                                          ------
     Net charge-offs                                          43
     Additions charged to operations                          40
                                                          ------
     Balance at end of period                             $1,265
                                                          ======

     Ratio of net charge-offs during the period to average
       loans outstanding during the period                 .0483%
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

                                                      (000 Omitted)
                                                      June 30, 2001
                                                      -------------
     Nonaccrual loans                                     $   --
     Restructured loans                                       --
     Foreclosed properties                                    --
                                                          ------
           Total nonperforming assets                     $   --
                                                          ======

     Loans past due 90 days accruing interest             $   18
                                                          ======

     Allowance for loan losses to period end loans          1.35%
                                                          ======

     Nonperforming assets to period end loans and
       foreclosed properties                                  --
                                                          ======

There were no loans on nonaccrual status at June 30, 2001.

At June 30, 2001, other potential problem loans totalled $26,907. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for loan losses for these loans according to the review of the potential loss in each loan situation.

Although the overall increase in deposits at June 30 compared to December 31 was only $2,200,000, the balances in the different types of deposit accounts fluctuated in various directions. Noninterest bearing accounts decreased $1,000,000. Now accounts increased $800,000, which included over $500,000 in selected business accounts participating in our new daily cash management product. Daily these account balances are swept and invested in securities sold under agreements to repurchase, a product that pays higher interest than a regular Now account. Select checking balances decreased $650,000. Money market balances increased $200,000. Savings account balances increased $1,850,000. Certificates of deposit balances increased $1,000,000.

The comparison of the income statements for the three months and six months ended June 30, 2001 and 2000 shows similar changes in all income and expense categories. Net interest income in 2001 increased almost 9% when comparing the six month figures to 2000. Interest income has increased due to increased loan fees and increased loan volume. Interest expense has decreased slightly due to decreased interest rates. Net income for the six month period in 2001 has increased over 3% when compared to 2000.

Noninterest income has increased over 1.5% in 2001 compared to 2000. The increase is due to increased fees in certain areas and additional commissions on insurance due to increased sales of insurance. These increases were enough to counteract the over 5% decrease in fiduciary fees.

Noninterest expense increased over 10% in 2001 compared to 2000 for the six month period. Salaries and benefits increased due to annual salary increases, additional personnel, and increased insurance claims. Occupancy and furniture and equipment expenses increased due to the building and renovation projects completed in 2000. Advertising expense is up 46% in 2001 compared to 2000 due to creation of a new bank logo and replacement expense that accompanies such a change. Telephone expense has increased 14% in 2001 compared to 2000 due to increased service requirements because of growth and increased use of the internet system.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities, existing cash and financing activities were used to fund investing activities. Financing activities included increased deposits, increased securities sold under agreements to repurchase, and an advance from the Federal Home Loan Bank. Cash and cash equivalents decreased during this period, however liquidity of the Corporation is more than adequate to meet present and future financial obligations.

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

Item 4.   Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 24, 2001 and the following matters were submitted to the security-holders for a vote:

          1.  To elect a class of directors for a term of three years.

          2. To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 2001.

          3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

                                                        Votes     Votes
                                           Votes For   Against   Withheld    Total
                                           ---------   -------   --------   -------
          1.  J. Scott Boyd                 339,594      None     26,580    366,174

              John P. Burns, Jr.            339,694      None     26,480    366,174

          2.  Ratification of accountants   357,531     7,960        683    366,174

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

                                       POTOMAC BANCSHARES, INC.

Date  August 6, 2001                   /s/ Robert F. Baronner, Jr.
      --------------                   ---------------------------
                                       Robert F. Baronner, Jr., President & CEO

Date  August  6, 2001                  /s/ L. Gayle Marshall Johnson
      ---------------                  -----------------------------
                                       L. Gayle Marshall Johnson, Vice
                                       President & Chief Financial Officer