Form 10QSB
period 2001-09-30
POTOMAC BANCSHARES INC
filed 2001-11-13
CIK 925173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 XX   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----
of 1934

For quarterly period ended   September 30, 2001
                             ------------------

____  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ________________

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

Yes  XXX   No
    -----    ------------

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes______  No _____________  Not applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares
                                                  --------------

     Transitional Small Business Disclosure Format (check one):

Yes        No  XXX
    -----    -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           POTOMAC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                              (Unaudited)
                                                             September 30   December 31
                                                                 2001          2000
                                                             ------------   -----------
Assets:
 Cash and due from banks                                     $     10 084   $     6 053
 Securities purchased under agreements to resell
   and federal funds sold                                           7 631   $    17 366
 Securities held to maturity (fair value of $19,719 at
   September 30, 2001 and $18,105 at December 31, 2000)            18 984        17 928
 Securities available for sale, at fair value                      26 859        18 162
 Loans held for sale                                                  247            --
 Loans, net of allowance for loan losses of $1,307 at
   September 30, 2001 and $1,268 at December 31, 2000              98 160        83 179
 Other real estate owned                                               --            13
 Bank premises and equipment, net                                   3 341         3 177
 Accrued interest receivable                                        1 148         1 051
 Other assets                                                       1 211         1 293
                                                             ------------   -----------

       Total Assets                                          $    167 665   $   148 222
                                                             ============   ===========

Liabilities and Stockholders' Equity:
Liabilities:
 Noninterest bearing deposits                                $     20 282   $    19 423
 Interest bearing deposits                                        122 130       109 522
                                                             ------------   -----------
     Total Deposits                                               142 412       128 945
 Accrued interest payable                                             266           303
 Federal funds purchased and securities sold
   under agreements to repurchase                                   1 990            --
 Advances payable to Federal Home Loan Bank                         2 426            --
 Other liabilities                                                  1 060         1 010
                                                             ------------   -----------
     Total Liabilities                                       $    148 154   $   130 258
                                                             ------------   -----------

Stockholders' Equity:
 Common stock par value $1.00 per share (5,000,000 shares
   authorized, 600,000 shares issued and outstanding)        $        600   $       600
 Surplus                                                            5 400         5 400
 Accumulated other comprehensive income (loss)                        324           (44)
 Undivided profits                                                 13 187        12 008
                                                             ------------   -----------
     Total Stockholders' Equity                                    19 511        17 964
                                                             ------------   -----------

       Total Liabilities and Stockholders' Equity            $    167 665   $   148 222
                                                             ============   ===========

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000 omitted except for per share data)
                                  (Unaudited)

                                                                 For the Three Months        For the Nine Months
                                                                  Ended September 30          Ended September 30
                                                                 ---------------------       -------------------
                                                                    2001          2000          2001        2000
                                                                 -------        ------       -------      ------
Interest Income:
 Interest and fees on loans                                      $ 2 140        $1 844       $ 6 045      $5 256
 Interest on securities held to maturity - Taxable                   313           337           848         981
 Interest on securities available for sale - Taxable                 280           333           847       1 083
 Interest on securities purchased under agreements
   to resell and federal funds sold                                   65            82           356         332
 Income on other securities                                            8             8            24          23
 Other interest income                                                24             2            28           5
                                                                 -------        ------       -------      ------

       Total Interest Income                                     $ 2 830        $2 606       $ 8 148      $7 680

Interest Expense:
 Interest on deposits                                                938           993         2 883       2 953
 Interest on federal funds purchased and securities
   purchased under agreements to resell                               11             1            14           1
 Interest on other borrowings                                         34            --            34          --
                                                                 -------        ------       -------      ------

       Total Interest Expense                                        983           994         2 931       2 954

       Net Interest Income                                       $ 1 847        $1 612       $ 5 217      $4 726

Provision for Loan Losses                                             59            38            99          88
                                                                 -------        ------       -------      ------

       Net Interest Income after
         Provision for Loan Losses                               $ 1 788        $1 574       $ 5 118      $4 638
                                                                 -------        ------       -------      ------

Noninterest Income:
 Commissions and fees from fiduciary activities                  $   133        $  131       $   392      $  404
 Service charges on deposit accounts                                 100            99           296         273
 Net servicing fees                                                   --             1             1           2
 Insurance commissions and fees                                       23            20            52          35
 Other noninterest income                                             81            34           171         108
 Gain on sale of equipment                                            --             4            --           5
 Gain on sale of other real estate (net)                              --            --            --          28
                                                                 -------        ------       -------      ------

       Total Noninterest Income                                  $   337        $  289       $   912      $  855
                                                                 -------        ------       -------      ------

Noninterest Expenses:
 Salaries and employee benefits                                  $   783        $  739       $ 2 298      $2 181
 Net occupancy expense of premises                                    80            52           213         165
 Furniture and equipment expenses                                    110           130           309         315
 Other operating expenses                                            170           259           859         816
                                                                 -------        ------       -------      ------

       Total Noninterest Expenses                                $ 1 143        $1 180       $ 3 679      $3 477
                                                                 -------        ------       -------      ------

       Income before Income Tax Expense                          $   982        $  683         2 351      $2 016

Income Tax Expense                                                   345           251           842         739
                                                                 -------        ------       -------      ------

       Net Income                                                $   637        $  432       $ 1 509      $1 277
                                                                 =======        ======       =======      ======

Earnings Per Share, basic and diluted                            $  1.06        $  .72       $  2.52      $ 2.13
                                                                 =======        ======       =======      ======
See Accompanying Notes to Consolidated Financial Statements

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 2001 AND 2000
                                 (000 Omitted)
                                  (Unaudited)

                                                                Accumulated
                                                                   Other
                                  Common  Capital  Undivided   Comprehensive  Comprehensive
                                  Stock   Surplus   Profits    Income (Loss)     Income          Total
                                  ------  -------  ---------   -------------  -------------  --------------
Balances, December 31, 1999       $  600  $ 5 400   $ 10 944   $      (256)                     $16 688

 Comprehensive income
   Net income                         --       --      1 277            --      $  1 277          1 277
   Other comprehensive income,
     unrealized holding gains
     arising during the period
     (net of tax, $57)                --       --         --           110           110            110
                                                                                --------
   Comprehensive income                                                         $  1 387
                                                                                ========

 Cash dividends                       --       --       (300)           --                         (300)
                                  ------  -------    -------   -------------              -------------

Balances, September 30, 2000      $  600  $ 5 400    $11 921   $      (146)                     $17 775
                                  ======  =======    =======   =============              =============


Balances, December 31, 2000       $  600  $ 5 400    $12 008   $       (44)               $      17 964

 Comprehensive income
   Net income                         --       --      1 509            --      $  1 509          1 509
   Other comprehensive income,
     unrealized holding gains
     arising during the period
     (net of tax, $190)               --       --         --           368           368            368
                                                                                --------
 Comprehensive income                                                           $  1 877
                                                                                ========

 Cash dividends                       --       --       (330)           --                         (330)
                                  ------  -------    -------   -------------              -------------

Balances, September 30, 2001      $  600  $ 5 400    $13 187   $       324                $      19 511
                                  ======  =======    =======   =============              =============

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 Omitted)
                                  (Unaudited)

                                                                        For the Nine Months Ended
                                                                      ----------------------------
                                                                       September 30   September 30
                                                                           2001           2000
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $  1 509        $ 1 277
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                   99             88
     Depreciation                                                               184            191
     Deferred tax (benefit)                                                      --            (35)
     Discount accretion and premium amortization on securities, net             (21)           (27)
     (Gain) on sale of real estate                                               --            (19)
     (Gain) on sale of equipment                                                 --             (6)
     (Increase) in accrued interest receivable                                  (97)           (70)
     (Increase) in other assets                                                (108)          (203)
     Proceeds from sale of loans                                              1 603             --
     Purchase of loans for sale                                              (1 850)            --
     (Decrease) in accrued interest payable                                     (37)           (18)
     Increase (decrease) in other liabilities                                    50            (69)
                                                                           --------        -------
           Net cash provided by operating activities                       $  1 332        $ 1 109
                                                                           --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturity of securities held to maturity                     $  8 000        $ 4 000
 Proceeds from maturity of securities available for sale                      6 000          5 000
 Purchase of securities held to maturity                                     (9 035)        (9 890)
 Purchase of securities available for sale                                  (14 139)            --
 Net (increase) in loans                                                    (15 080)        (7 248)
 Purchases of bank premises and equipment                                      (348)        (1 111)
 Proceeds from sale of real estate                                               13             95
 Proceeds from sale of equipment                                                 --              6
                                                                           --------        -------
           Net cash (used in) investing activities                         $(24 589)       $(9 148)
                                                                           --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in noninterest bearing deposits                              $    859        $ 1 681
 Net increase (decrease) in interest bearing deposits                        12 608           (520)
 Net increase in securities sold under agreements to repurchase               1 990             --
 Net increase in advances payable to Federal Home Loan Bank                   2 426             --
 Cash dividends                                                                (330)          (300)
                                                                           --------        -------
           Net cash provided by financing activities                       $ 17 553        $   861
                                                                           --------        -------

           (Decrease) in cash and cash equivalents                         $ (5 704)       $(7 178)

CASH AND CASH EQUIVALENTS
 Beginning                                                                   23 419         21 054
                                                                           --------        -------

 Ending                                                                    $ 17 715        $13 876
                                                                           ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
   Interest                                                                $  2 968        $ 2 972
                                                                           ========        =======
   Income taxes                                                            $    818        $   809
                                                                           ========        =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
 Unrealized gain on securities available for sale                          $    558        $   166
                                                                           ========        =======

See Accompanying Notes to Consolidated Financial Statements

                           POTOMAC BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2001(UNAUDITED) AND DECEMBER 31, 2000

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and December 31, 2000, the results of operations for the three months ended September 30, 2001 and 2000, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2000. The results of operations for the nine month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2. Securities held to maturity as of September 30, 2001 and December 31, 2000 are summarized below:


                                                  (000 Omitted)
                                                September 30, 2001
                                   --------------------------------------------
                                                Gross        Gross
                                   Amortized  Unrealized   Unrealized    Fair
                                     Cost       Gains       (Losses)     Value
                                   ---------  ----------   ----------   -------
Securities held to maturity:
 Obligations of U.S. Government
  agencies                         $  18 984  $      735   $       --   $19 719
                                   =========  ==========   ==========   =======


                                                (000 Omitted)
                                              December 31, 2000
                                   --------------------------------------------
                                                Gross        Gross
                                   Amortized  Unrealized   Unrealized    Fair
                                     Cost       Gains       (Losses)     Value
                                   ---------  ----------   ----------   -------
Securities held to maturity:
 Obligations of U.S. Government
  agencies                         $  17 928  $      187   $      (10)  $18 105
                                   =========  ==========   ==========   =======



     Securities available for sale as of September 30, 2001 and December 31, 2000 are summarized below:


                                                   (000 Omitted)
                                                 September 30, 2001
                                   ---------------------------------------------
                                                 Gross         Gross
                                   Amortized  Unrealized    Unrealized    Fair
                                     Cost        Gains       (Losses)     Value
                                   ---------  -----------  ------------- -------
Securities available for sale:
 Obligations of U.S. Government
  agencies                         $  26 368  $      491   $        --   $26 859
                                   =========  ==========   ===========   =======



                                                    (000 Omitted)
                                                  December 31, 2000
                                   ---------------------------------------------
                                                Gross        Gross
                                   Amortized  Unrealized   Unrealized    Fair
                                     Cost       Gains       (Losses)     Value
                                   ---------  ----------   ----------    -------
Securities available for sale:
 Obligations of U.S. Government
  agencies                         $  18 229  $       15   $      (82)   $18 162
                                   =========  ==========   ==========    =======

3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)
                                                                September 30        December 31
                                                                    2001                2000
                                                                ------------        -----------
       Real estate loans:
         Construction and land development                      $         --        $        14
         Secured by farmland                                           2 292              2 763
         Secured by 1-4 family residential                            51 562             45 056
         Other real estate loans                                      19 780             12 150
       Loans to farmers (except those secured by real estate)            375                209
       Commercial and industrial loans (except those secured
         by real estate)                                               2 965              2 027
       Loans to individuals for personal expenditures                 22 299             22 023
       All other loans                                                   194                205
                                                                ------------        -----------
                                                                $     99 467        $    84 447

         Less: Allowance for loan losses                               1 307              1 268
                                                                ------------        -----------

               Total loans                                      $     98 160        $    83 179
                                                                ============        ===========

4. The following is a summary of transactions in the allowance for loan losses:


                                                           (000 Omitted)
                                                      September 30  December 31
                                                          2001         2000
                                                      ------------  -----------

       Balance at beginning of period                   $    1 268    $   1 218

         Provision charged (credited) to operating
          expense                                               99          (70)
         Recoveries added to the allowance                      22          226
         Loan losses charged to the allowance                  (82)        (106)
                                                        ----------    ---------

       Balance at end of period                         $    1 307    $   1 268
                                                        ==========    =========


5. Information about impaired loans as of September 30, 2001 and December 31, 2000 is as follows:

                                                                        (000 Omitted)
                                                               -----------------------------
                                                               September 30      December 31
                                                                    2001            2000
                                                               ------------      -----------
       Impaired loans for which an allowance has been provided     $    --        $     725
       Impaired loans for which no allowance has been provided          --               --
                                                                  --------        ---------

               Total impaired loans                                $    --        $     725
                                                                   =======        =========

       Allowance provided for impaired loans, included in the
         allowance for loan losses                                 $    --        $     218
                                                                   =======        =========

       Average balance in impaired loans                           $   195        $     239
                                                                   =======        =========

       Interest income recognized                                  $    --        $      18
                                                                   =======        =========

     There were loans on nonaccrual status at September 30, 2001 in the amount of $10,560.00. If interest had been recognized on these loans, it would have amounted to $246 at September 30, 2001. At December 31, 2000 there were no loans on nonaccrual status.

6.   Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

The standards generally are required to be implemented by the Corporation in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Between December 31, 2000 and September 30, 2001, total assets increased $19,000,000. Total securities (held to maturity and available for sale) increased $10,000,000 and loans increased $15,000,000 while securities purchased under agreements to resell and federal funds sold decreased $10,000.00. Total deposits increased $13,000,000.

The September 30 annualized return on average assets is 1.27% compared to 1.25% at December 31. At September 30 the annualized return on average equity is 10.74% compared to 10.46% at December 31. The leverage capital (equity to assets) ratio is 11.64% at September 30 compared to 12.32% at December 31.

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

                                                   (000 Omitted)
                                                 September 30, 2001
                                                 ------------------
     Balance at beginning of period                          $1 268
     Charge-offs:
       Commercial, financial and agricultural                     8
       Real estate - construction                                --
       Real estate - mortgage                                     6
       Consumer                                                  68
                                                             ------
           Total charge-offs                                     82
                                                             ------
     Recoveries:
       Commercial, financial and agricultural                    --
       Real estate - construction                                --
       Real estate - mortgage                                    --
       Consumer                                                  22
                                                             ------
           Total recoveries                                      22
                                                             ------
     Net charge-offs                                             60
     Additions charged to operations                             99
                                                             ------
     Balance at end of period                                $1 307
                                                             ======

     Ratio of net charge-offs during the period to average
       loans outstanding during the period                    .0652%
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

                                                     (000 Omitted)
                                                   September 30, 2001
                                                   ------------------
       Nonaccrual loans                                    $   11
       Restructured loans                                      --
       Foreclosed properties                                   --
                                                           ------
         Total nonperforming assets                        $   11
                                                           ======
       Loans past due 90 days accruing interest            $    8
                                                           ======

       Allowance for loan losses to period end loans         1.31%
                                                           ======

       Nonperforming assets to period end loans and
         foreclosed properties                              .0111%
                                                           ======

There were loans on nonaccrual status at September 30, 2001 in the amount of $10,560.00. If interest had been accrued on these loans, it would have amounted to $246 at September 30, 2001.

At September 30, 2001, other potential problem loans totalled $27,446. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for loan losses for these loans according to the review of the potential loss in each loan situation.

The overall increase in deposits at September 30 compared to December 31 was $13,000,000, or 10%. All different types of deposit accounts increased with increases ranging from 4% to 16%. New deposits are attributed to a combination of factors including the opening of a new branch in Martinsburg, West Virginia, new loan clients opening new deposit accounts and a certificate of deposit promotion that ran in August and the first part of September.

The comparison of the income statements for the three months and nine months ended September 30, 2001 and 2000 shows similar changes in most income and expense categories. Net interest income in 2001 increased 10% when comparing the nine month figures to 2000. Interest income has increased due to increased loan fees and increased loan volume. Interest expense has decreased slightly due to decreased interest rates. Net income for the nine month period in 2001 has increased over 18% when compared to 2000.

Noninterest income increased over 6% in 2001 compared to 2000. The increase is due to increased fees in certain areas and additional commissions on insurance due to increased sales of insurance. Increases in the following areas are notable. Increased VISA fees are due to a successful debit card promotion and resulting customer usage of the cards. Increased fees from ATM surcharges to non-customers are due to an increase in the amount of the charge. Secondary market fees in 2001 are due to initiating this program in 2001.

Noninterest expense increased 6% in 2001 compared to 2000 for the nine month period. Salaries and benefits increased due to annual salary increases, additional personnel, and increased insurance claims. Occupancy and furniture and equipment expenses increased due to the building and renovation projects completed in 2000. Advertising expense is up 41% in 2001 compared to 2000 due to creation of a new bank logo and replacement expense that accompanies such a change. Telephone expense has increased 24% in 2001 compared to 2000 due to increased service requirements because of growth and increased use of the internet system.

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

                                        POTOMAC BANCSHARES, INC.

Date November 9 , 2001                  /s/ Robert F. Baronner, Jr.
     ----------------------             ----------------------------------
                                        Robert F. Baronner, Jr., President & CEO

Date November 9, 2001                   /s/ L. Gayle Marshall Johnson
     ----------------------             ---------------------------------
                                        L. Gayle Marshall Johnson, Vice
                                        President & Chief Financial Officer