Form 10-K
period 2001-12-31
POTOMAC BANCSHARES INC
filed 2002-03-28
CIK 925173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

XXX     Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
---
        of 1934

        For the fiscal year ended December 31, 2001

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to __________

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
        Title of Each Class                                 on Which Registered
        -------------------                                ---------------------

NONE
-------------------------------                     ----------------------------

-------------------------------                     ----------------------------


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

Yes  XXX  No _____
    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX
                                      ---

State issuer's revenues for its most recent fiscal year.

                                   $12,313,495
                                   -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $21,424,371
      -----------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____ No ______ Not Applicable  XXX
                                   -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 600,000
                                           -------

Transitional Small Business Disclosure Format (check one):
Yes _____  No  XXX
              -----

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

                                                                      Part of the Form 10-KSB Into Which
                  Document                                               the Document is Incorporated
                  --------                                            ----------------------------------

Portions of Potomac Bancshares, Inc.'s 2001 Annual                    Part II, Items 6 and 7
Report to Shareholders for the year ended December 31, 2001

Portions of Potomac Bancshares, Inc.'s Proxy Statement for            Part III, Items 9, 10, 11 and 12
the 2002 Annual Meeting of Shareholders

PART I

Item  1. Description of Business.

History and Operations
----------------------

        The Board of Directors of Bank of Charles Town (the "bank") caused Potomac Bancshares, Inc. ("Potomac") to be formed on March 2, 1994, as a single-bank holding company. To date, Potomac's only activities have involved the acquisition of the Bank. Potomac acquired all of the shares of common stock of the bank on July 29, 1994.

         Bank of Charles Town is a West Virginia state-chartered bank that formed and opened for business in 1871. The bank's deposits are insured by the Federal Deposit Insurance Corporation. The bank is engaged in general banking business primarily in Jefferson County and Berkeley County, West Virginia. The bank also provides services to Washington County and Frederick County, Maryland and Loudoun County, Frederick County and Clarke County, Virginia. The main office is in Charles Town, West Virginia at 111 East Washington Street, with branch offices in

                .    Harpers Ferry, West Virginia,
                .    Kearneysville, West Virginia and
                .    Martinsburg, West Virginia.

         The bank provides consumers, businesses, and governments with a broad range of banking services. These services include

                .    lines of credit,
                .    home equity lines of credit,
                .    commercial, agricultural, real estate, installment loans,
                .    checking, savings, NOW, money market accounts,
                .    certificates of deposit, and
                .    individual retirement accounts.

Automated teller machines are located at each of the four offices. Touchline 24 is an interactive voice response system available at 1-304-728-2424 that provides certain services to customers on a twenty-four hour basis. Bill paying and certain other banking services are available online through any touch tone telephone and/or the World Wide Web. The trust and financial services department provides financial management, investment and trust services.

         Lending Activities. The bank offers installment, term, and real estate loans for consumer, business and commercial purposes. These loans can be unsecured, secured by collateral being purchased or secured by other collateral.

         Underwriting standards for all lending include

                .    sound credit analysis,
                .    proper documentation according to the bank's loan
                     documentation checklist,
                .    promotion of profitable customer relationships with cross-
                     selling of bank services,
                .    avoidance of loan concentrations to a single industry or
                     with a single class of collateral, and
                .    diligent maintenance of past due and nonaccrual loans.

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

         Loans secured by real estate are made to individuals and businesses

                .    for the purchase of raw land,
                .    for land development,
                .    for commercial, multi-family and other non-residential
                     construction,
                .    to purchase improved property,
                .    to purchase owner occupied one to four family residential
                     property,
                .    for lines of credit and
                .    for home equity loans.

         Approximately 76% of the bank's loans are secured by real estate. These loans had an average delinquency rate of .62% and a loss rate of .01% during 2001. The average delinquency rate and loss rate is based on comparisons to 2001 average total loans.

         As of December 31, 2001, aggregate dollar amounts in loan categories secured by real estate are as follows:

                  Construction and land development         $     530,000
                  Secured by farmland                           1,801,165
                  Secured by 1-4 family residential            56,283,230
                  Other                                        19,275,005
                                                            -------------

                                                            $  77,889,400
                                                            =============

         Loans to individuals for personal expenditures are approximately 21% of the bank's total loans at December 31, 2001. The aggregate balance of these loans was $21,213,959 at December 31, 2001. The majority of these loans are installment loans with the remainder made as term loans.

         The bank's loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, since it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. This may make installment lending more risky than real estate lending; however, installment loans had an average delinquency rate of .22% and a loss rate of .11% in 2001 (based on comparisons to 2001 average total loans). This delinquency rate for installment loans is lower than the comparable rate for real estate loans.

         The bank's policy for evaluating term loans involves consideration of credit history and current financial statements if the loan is of a certain amount and is unsecured. If loans are not paid at original scheduled maturity, a loan officer must review the loan before a renewal can be approved. The average delinquency rate was -0-% and the loss rate was .01% for term loans compared to average total loans in 2001.

         The remaining aggregate dollar amount of the bank's loans is $3,286,309 at December 31, 2001. The amount includes:

         (1)  Dealer wholesale loans with generally no delinquencies or losses               $   978,351

         (2)  Term loans for business and commercial purposes                                  1,974,102

         (3)  Industrial revenue bond loans secured by real estate                                56,550

         (4)  Term loans for agricultural purposes                                                46,020

         (5)  Other loans                                                                        231,286

         Investment Activities. The bank's investment activities are governed by its investment policy.

         The policy states that excess daily funds are to be invested in federal funds sold and securities purchased under agreements to resell. The daily funds are used to cover deposit draw downs by customers, to fund loan commitments, and to help maintain the bank's asset/liability mix.

         According to the policy, funds in excess of those invested in federal funds sold and securities purchased under agreements to resell are to be invested in U.S. Treasury bills, notes or bonds, obligations of U.S. Government agencies, obligations of political subdivisions of the State of West Virginia with a rating of not less than AAA and, with prior approval of the Board of Directors, bank qualified local industrial revenue bonds to be carried in the bank's loan portfolio.

         The policy governs various other factors including maturities, the closeness of purchase price to par, amounts that may be purchased, and percentages of the various types of investments that may be held.

         Deposit Activities. The bank offers noninterest-bearing checking accounts, interest-bearing NOW accounts and interest-bearing money market accounts. Passbook and statement savings accounts and Christmas Club accounts are available. Certificates of deposit are offered in various terms from 91 days to four years and may be automatically renewed if the depositor wishes. Individual retirement accounts in the form of certificates of deposit are also available.

         To open a deposit account, the depositor must meet the following requirements:

                .    present a valid identification,
                .    have a social security number,
                .    must not be on record with Chex Systems (credit reporting
                     agency),
                .    must be a U.S. citizen or possess evidence of legal alien
                     status, and
                .    must be at least 18 years of age or share account with a
                     person at least 18 years of age.

Competition
-----------

         As of March 7, 2002, there were 62 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

         The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. The following data has not been updated since Berkeley County became part of the bank's primary market area. As of June 30, 2001, there were six banks in Jefferson County with 14 banking offices. The total deposits of those commercial banks as of June 2001 were $477,886,000 and the bank ranked number one with $131,144,000 or 27.44% of the total deposits in the market.

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

         In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, bank holding companies are permitted to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. Commencing on June 1, 1997, the Act allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the Act allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on
                                               -- ----
or before May 31, 1997. West Virginia adopted legislation, effective May 31, 1997, that allows for interstate branch banking by merger across state lines and allows for de novo branching and branching by purchase and assumption on a
           -- ----
reciprocal basis with the home state of the bank in question. The effect of this legislation has been increased competition for West Virginia banks, including the bank.

Employees
---------

         Potomac currently has no employees.

         As of March 22, 2002, the bank had 79 full-time employees and 15 part-time employees.

Supervision and Regulation
--------------------------

         Introduction. Potomac is a bank holding company within the provisions of the Bank Holding Company Act of 1956, is registered as such, and is subject to supervision by the Board of Governors of the Federal Reserve System ("Board of Governors"). The Bank Holding Company Act requires Potomac to secure the prior approval of the Board of Governors before Potomac acquires ownership or control of more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank.

         As a bank holding company, Potomac is required to file with the Board of Governors annual reports and such additional information as the Board of Governors may require pursuant to the Bank Holding Company Act. The Board of Governors may also make examinations of Potomac and its banking subsidiaries. Furthermore, under Section 106 of the 1970 Amendments to the Bank Holding Company Act and the regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services.

         Potomac's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective parents and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or any nonbanking subsidiary are limited in an amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate of 20% of any such institution's capital and surplus.

         Potomac is required to register annually with the Commissioner of Banking of West Virginia ("Commissioner") and to pay a registration fee to the Commissioner based on the total amount of bank deposits in banks with respect to which it is a bank holding company. Although legislation allows the Commissioner to prescribe the registration fee, it limits the fee to ten dollars per million dollars of deposits rounded off to the nearest million dollars. Potomac is also subject to regulation and supervision by the Commissioner.

         Potomac is required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any West Virginia or non-West Virginia bank or bank holding company from acquiring shares of a bank if the acquisition would cause the combined deposits of all banks in the State of West Virginia, with respect to which it is a bank holding company, to exceed 25% of the total deposits of all depository institutions in the State of West Virginia.

         Depository Institution Subsidiaries. Bank is subject to FDIC deposit insurance assessments. As of January 1, 2002, FDIC set the Financing Corporation
(FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of
1.820 basis points or .0001820 times the total deposits of the bank. This premium is not tied to the bank's risk classification. The rate of the premium based on the bank's risk classification is at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac's results of operations.

         Capital Requirements. The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies, such as Potomac. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Bank is subject to substantially similar capital requirements adopted by applicable regulatory agencies.

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

         As of December 31, 2001, Potomac had capital in excess of all applicable requirements as shown below:

                                                  Actual           Required        Excess
                                             ---------------   ---------------  ------------
                                                           (Amounts in thousands)
         Tier 1 capital:
             Common stock                     $      600
             Surplus                               5,400
             Retained earnings                    13,208
                                               ---------
         Total tier 1 capital                 $   19,208          $ 3,862        $  15,346
         Tier 2 capital:
             Allowance for loan losses (1)         1,209
                                               ---------

         Total risk-based capital             $   20,417          $ 7,724        $  12,693
                                               =========          =======        =========

         Risk-weighted assets                 $   96,545
                                               =========

         Tier 1 capital                       $   19,208          $ 5,099        $  14,109
                                               =========          =======        =========

         Average total assets                 $  169,982
                                               =========

         Capital ratios:
             Tier 1 risk-based capital ratio       19.90%            4.00%           15.90%
             Total risk-based capital ratio        21.15%            8.00%           13.15%
             Tier 1 capital to average total
                    assets (leverage)              11.30%            4.00%            7.30%

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

         Permitted Non-Banking Activities. Under the Gramm-Leach-Bliley Act, bank holding companies may become financial holding companies and engage in certain non-banking activities. Potomac has not yet filed to become a financial holding company and presently does not engage in, nor does it have any immediate plans to engage in, any such non-banking activities.

         A notice of proposed non-banking activities must be furnished to the Federal Reserve and the Banking Board before Potomac engages in such activities, and an application must be made to the Federal Reserve and Banking Board concerning acquisitions by Potomac of corporations engaging in those activities. In addition, the Federal Reserve may, by order issued on a case-by-case basis, approve additional non-banking activities.

     The Bank. The bank is a state-chartered bank that is not a member of the Federal Reserve system and is subject to regulation and supervision by the FDIC and the Commissioner.

     Compliance with Environmental Laws. The costs and effects of compliance with federal, state and local environmental laws will not have a material effect or impact on Potomac or the bank.

Item 2.  Description of Property.

         Potomac currently has no property.

         The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry and Kearneysville.

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

         The Harpers Ferry branch office is located at 1318 Washington Street, Bolivar, West Virginia. The office is a one story brick building constructed in 1975. There is another building on this property which existed at the time of the bank's purchase. This building is rented to others by the bank.

         The branch facility in Kearneysville, West Virginia was erected in 1985. This one story brick building opened for business in April of 1985. During 1993, an addition was constructed, doubling the size of this facility.

         The bank leases the facilities housing the branch office in Martinsburg, West Virginia. The three year lease expires in February, 2004. Renewals are an option. This branch opened for business in July, 2001.

         The bank has an option to buy property in Hedgesville, West Virginia. If purchased, a fourth full service branch will be constructed on the sight.

         There are no encumbrances on any of these properties. In the opinion of management, these properties are adequately covered by insurance.

Item  3. Legal Proceedings.

         Currently Potomac is involved in no legal proceedings.

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

Item  4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

PART II

Item  5. Market for Common Equity and Related Stockholder Matters.

         The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values, and (b) dividends. As of March 15, 2002, there were approximately 1,100 shareholders.

         Potomac Common Stock is not traded on any stock exchange or over the counter. Potomac (symbol PTBS) is now on the OTC Bulletin Board, a network available to brokers. Scott and Stringfellow, a regional securities firm with an office in Winchester, Virginia, is a market maker for Potomac common stock. A market maker is one who makes a market for a particular stock. Information about sales (but not necessarily all sales) of Potomac common stock is available on the Internet through many of the stock information services using Potomac's symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2000 and 2001 are based on information available as a result of our participation on the Bulletin Board described above and information gathered on the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

                                               Price Range        Cash Dividends*
                                            High         Low      Paid per Share

          2000     First Quarter         $ 33.500       $ 28.250      $ N/A
                   Second Quarter          30.000         26.125        .50
                   Third Quarter           28.500         24.000        N/A
                   Fourth Quarter          28.000         22.000        .75

          2001     First Quarter         $ 28.750       $ 25.000      $ N/A
                   Second Quarter          33.500         25.250        .50
                   Third Quarter           34.500         32.000        N/A
                   Fourth Quarter          38.500         33.000        .85


* Dividends have been declared traditionally by Potomac on a semi-annual basis.

         The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank's ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and Commissioner could be required. Management of Potomac anticipates that the dividends paid by Potomac will likely be similar to those paid in the past, but dividends will only be paid when and as declared by the board of directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained on pages 4-11 of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item  7. Financial Statements.

         The information contained on pages 13-31 of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information contained on pages 5-6 and 13 of the Proxy Statement dated March 29, 2002, for the April 23, 2002 Annual Meeting under the captions "Management Nominees to the Board of Potomac," "Directors Continuing to Serve Unexpired Terms," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

The Executive Officers are as follows:

        Name               Position Since             Age            Principal Occupation
-----------------------    ---------------            ---            --------------------
Robert F. Baronner, Jr.    President & CEO             43            Employed by bank as of 1/1/01 as President
                           2001                                      & CEO; former Senior Credit Officer BB&T
                                                                     Northern West Virginia May 2000 - December
                                                                     2000; former Executive Vice President One
                                                                     Valley Bank East September 1997 - April
                                                                     2000; Senior Vice President Commercial
                                                                     Lending Division One Valley Bank East April
                                                                     1994 - September 1997.

William R. Harner          Sr. Vice President,         61            Employed at bank since 1967; Sr. Vice
                           Secretary & Treasurer                     President & Cashier since 1988.
                           1994

Gayle Marshall Johnson     Vice President & Chief      52            Employed with the bank 1977-1985 as as
                           Financial Officer                         internal auditor. Rejoined bank in 1988
                           1994                                      as Financial Officer.  Vice President &
                                                                     Financial Officer of bank since 1990.

Donald S. Smith            Vice President &            73            Employed at bank 1947 to 1991; President
                           Assistant Secretary                       1979 to 1991 (retired).
                           1994

Item 10. Executive Compensation.

         The information contained on pages 8-9 and 12 of the Proxy Statement dated March 29, 2002, for the April 23, 2002 Annual Meeting under the captions "Executive Compensation," "Employment Agreement," and "Compensation of Directors" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information contained on pages 6-8 of the Proxy Statement dated March 29, 2002, for the April 23, 2002 Annual Meeting under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Nominees, Directors and Officers" is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information contained on page 12 of the Proxy Statement dated March 29, 2002, for the April 23, 2002 Annual Meeting under the caption "Certain Transactions with Directors, Officers and Their Associates" is incorporated herein by reference.

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

    10.2 Employment Agreement

    13   2001 Annual Report to Shareholders

    21   Subsidiaries of the Registrant

    99   Proxy Statement for the 2002 Annual Meeting for Potomac

  (b) No Form 8-K reports were filed during the last quarter of 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.



By /s/ Robert F. Baronner, Jr.                        March  22, 2002
   ------------------------------------------------         ---
   Robert F. Baronner, Jr.
   President & Chief Executive Officer



By /s/ L. Gayle Marshall Johnson                      March  22,  2002
   ------------------------------------------------         ---
   L. Gayle Marshall Johnson
   Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title                                     Date
-----------------                                     ----

By /s/ J. Scott Boyd                                  March  22, 2002
   ------------------------------------------------         ---
   J. Scott Boyd, Director

By /s/ John P. Burns, Jr.                             March  22, 2002
   ------------------------------------------------         ---
   John P. Burns, Jr., Director

By /s/ Robert W. Butler                               March  22, 2002
   ------------------------------------------------         ---
   Robert W. Butler, Director

By  /s/ Guy Gareth Chicchirichi                       March  22, 2002
   ------------------------------------------------         ---
    Guy Gareth Chicchirichi, Director

By  /s/ Thomas C. G. Coyle                            March  22, 2002
    -----------------------------------------------         ---
    Thomas C. G. Coyle, Director

Signature & Title                                         Date
-----------------                                         ----


By /s/ William R. Harner                                  March  22, 2002
   ----------------------------------------------------         ---
   William R. Harner, Director,
   Sr. Vice President, Secretary & Treasurer

By /s/ E. William Johnson                                 March  22, 2002
   ----------------------------------------------------         ---
   E. William Johnson, Director

By /s/ John C. Skinner, Jr.                               March  22, 2002
   ----------------------------------------------------         ---
   John C. Skinner, Jr., Director

By /s/ Donald S. Smith                                    March  22, 2002
   ----------------------------------------------------         ---
   Donald S. Smith, Director