Form 10QSB
period 2002-03-31
POTOMAC BANCSHARES INC
filed 2002-05-14
CIK 925173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 XX    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934

For quarterly period ended          March 31, 2002
                           --------------------------

____   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _______________________

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

Yes      XXX       No_______________
   ---------------

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

Yes_______________ No      XXX
                     ---------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            POTOMAC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                                 (Unaudited)
                                                                                   March 31       December 31
                                                                                     2002            2001
                                                                                 -----------      -----------
Assets
    Cash and due from banks                                                      $     6 995      $     9 351
    Interest-bearing deposits in financial institutions                                2 375            2 466
    Securities purchased under agreements to resell
       and federal funds sold                                                          9 101            3 912
    Securities held to maturity (fair value of $19,412 at
       March 31, 2002 and $19,614 at December 31, 2001                                18 998           18 990
    Securities available for sale, at fair value                                      27 139           30 708
    Loans held for sale                                                                  165              916
    Loans, net of allowance for loan losses of $1,472 at
       March 31, 2002 and $1,402 at December 31, 2001                                103 823          100 987
    Bank premises and equipment, net                                                   3 476            3 388
    Accrued interest receivable                                                        1 119            1 145
    Other assets                                                                       1 346            1 229
                                                                                 -----------      -----------

              Total Assets                                                       $   174 537      $   173 092
                                                                                 ===========      ===========

Liabilities and Stockholders' Equity:
Liabilities
    Deposits
       Noninterest-bearing deposits                                              $    19 756      $    20 611
       Interest-bearing deposits                                                     127 454          126 283
                                                                                 -----------      -----------
          Total Deposits                                                             147 210          146 894
    Accrued interest payable                                                             188              223
    Securities sold under agreements to repurchase                                     3 423            2 949
    Federal Home Loan Bank advances                                                    2 276            2 352
    Other liabilities                                                                  1 534            1 257
                                                                                 -----------      -----------
          Total Liabilities                                                      $   154 631      $   153 675
                                                                                 -----------      -----------

Stockholders' Equity
    Common stock, $1 per share par value; 5,000,000 shares
       authorized; 600,000 shares issued and outstanding                         $       600      $       600
    Surplus                                                                            5 400            5 400
    Undivided profits                                                                 13 897           13 208
    Accumulated other comprehensive income                                                 9              209
                                                                                 -----------      -----------
          Total Stockholders' Equity                                             $    19 906      $    19 417
                                                                                 -----------      -----------

          Total Liabilities and Stockholders' Equity                             $   174 537      $   173 092
                                                                                 ===========      ===========

See Notes to Consolidated Financial Statements.

                            POTOMAC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31
                                                                ----------------------------
                                                                   2002               2001
                                                                ----------        ----------
Interest and Dividend Income:
    Interest and fees on loans                                  $    2 124        $    1 879
    Interest on securities held to maturity - taxable                  286               253
    Interest on securities available for sale - taxable                325               266
    Interest on securities purchased under agreements
       to resell and federal funds sold                                 22               190
    Other interest and dividends                                        20                10
                                                                ----------        ----------

              Total Interest and Dividend Income                $    2 777        $    2 598

Interest Expense:
    Interest on deposits                                               672               989
    Interest on securities sold under agreements
       to repurchase                                                    19                --
    Federal Home Loan Bank advances                                     32                --
                                                                ----------        ----------

              Total Interest Expense                                   723               989
                                                                ----------        ----------

              Net Interest Income                               $    2 054        $    1 609

Provision for Loan Losses                                               90                21
                                                                ----------        ----------

              Net Interest Income after
                 Provision for Loan Losses                      $    1 964        $    1 588
                                                                ----------        ----------

Noninterest Income:
    Trust and financial services                                $      112        $      125
    Service charges on deposit accounts                                271                96
    Insurance commissions                                               11                 7
    Loan servicing fees                                                  1                 1
    Gain on sale of real estate                                         --                 1
    Net gain on sale of loans                                           37                --
    Other operating income                                              47                36
                                                                ----------        ----------

              Total Noninterest Income                          $      479        $      266
                                                                ----------        ----------

Noninterest Expenses:
    Salaries and employee benefits                              $      790        $      780
    Net occupancy expense of premises                                   74                65
    Furniture and equipment expenses                                   109                93
    Other operating expenses                                           395               336
                                                                ----------        ----------

              Total Noninterest Expenses                        $    1 368        $    1 274
                                                                ----------        ----------

              Income before Income Tax Expense                  $    1 075        $      580

Income Tax Expense                                                     386               208
                                                                ----------        ----------

              Net Income                                        $      689        $      372
                                                                ==========        ==========

Earnings Per Share, basic and diluted                           $     1.15        $       62
                                                                ==========        ==========

See Notes to Consolidated Financial Statements.

                            POTOMAC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (000 Omitted)
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                         Common                  Undivided    Comprehensive   Comprehensive
                                          Stock     Surplus       Profits     Income (Loss)       Income         Total
                                       ----------- ---------   ------------  ---------------  -------------    ---------
Balances, December 31, 2000             $   600    $  5 400     $  12 008         $   (44)                      $ 17 964

    Comprehensive income
       Net income                            --          --           372              --      $    372              372
       Other comprehensive income,
          unrealized holding gains
          arising during the period
          (net of tax, $70)                  --          --            --             136           136              136
                                                                                               --------
       Total comprehensive income                                                              $    508
                                                                                               ========

                                        -------    --------     ---------         -------                       --------
Balances, March 31, 2001                $   600    $  5 400     $  12 380         $    92                       $ 18 472
                                        =======    ========     =========         =======                       ========


Balances, December 31, 2001             $   600    $  5 400     $  13 208         $   209                       $ 19 417

    Comprehensive income
       Net income                            --          --           689              --      $    689              689
       Other comprehensive (loss),
          unrealized holding (losses)
          arising during the period
          (net of tax, $103)                 --          --            --            (200)         (200)            (200)
                                                                                               --------
       Total comprehensive income                                                              $    489
                                                                                               ========

                                        -------    --------     ---------         -------                       --------
Balances, March 31, 2002                $   600    $  5 400     $  13 897         $     9                       $ 19 906
                                        =======    ========     =========         =======                       ========

See Notes to Consolidated Financial Statements.

                            POTOMAC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 Omitted)
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31       March 31
                                                                                         2002           2001
                                                                                     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $       689      $     372
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                           90             21
          Depreciation                                                                        70             60
          Discount accretion and premium amortization on securities, net                       8            (12)
          Loss on sale of real estate                                                         --              5
          Changes in assets and liabilities:
          Decrease in accrued interest receivable                                             26             18
          (Increase) in other assets                                                         (14)          (106)
          Proceeds from sale of loans                                                      2 296             --
          Origination of loans for sale                                                   (1 545)            --
          (Decrease) in accrued interest payable                                             (35)           (19)
          Increase in other liabilities                                                      277            241
                                                                                     -----------      ---------
                    Net cash provided by operating activities                        $     1 862      $     580
                                                                                     -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities held to maturity                            $        --      $   6 000
    Proceeds from maturity of securities available for sale                                3 250             --
    Purchase of securities available for sale                                                 --         (6 080)
    Net (increase) in loans                                                               (2 926)        (4 183)
    Purchases of bank premises and equipment                                                (158)           (58)
    Proceeds from sale of real estate                                                         --              8
                                                                                     -----------      ---------
                    Net cash provided by (used in) investing activities              $       166      $  (4 313)
                                                                                     -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) in noninterest-bearing deposits                                   $      (855)     $  (1 818)
    Net increase in interest-bearing deposits                                              1 171          5 805
    Net proceeds in securities sold under agreements to repurchase                           474             --
    Repayment of Federal Home Loan Bank advances                                             (76)            --
                                                                                     -----------      ---------
                    Net cash provided by financing activities                        $       714      $   3 987
                                                                                     -----------      ---------

                    Increase in cash and cash equivalents                            $     2 742      $     254

CASH AND CASH EQUIVALENTS
    Beginning                                                                             15 729         23 419
                                                                                     -----------      ---------

    Ending                                                                           $    18 471      $  23 673
                                                                                     ===========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                                      $       759      $   1 008
                                                                                     ===========      =========
       Income taxes                                                                  $        83      $       9
                                                                                     ===========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Unrealized gain (loss) on securities available for sale                          $      (303)     $     206
                                                                                     ===========      =========

See Notes to Consolidated Financial Statements.

                            POTOMAC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bcshares, Inc. annual report for the year ended December 31, 2001. The results of operations for the three month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

2. The amortized cost and fair value of securities being held to maturity as of March 31, 2002 and December 31, 2001 are as follows:

                                                                                     (000 Omitted)
                                                                                    March 31, 2002
                                                          -----------------------------------------------------------------
                                                                            Gross              Gross
                                                           Amortized      Unrealized        Unrealized            Fair
                                                              Cost          Gains             (Losses)            Value
                                                          -------------  --------------   ----------------   --------------
             Obligations of U. S. Government agencies       $  18 998      $     414         $     --         $  19 412
                                                            =========      =========         ========         =========

                                                                                  (000 Omitted)
                                                                                December 31, 2001
                                                          --------------------------------------------------------------
                                                                            Gross              Gross
                                                           Amortized      Unrealized        Unrealized            Fair
                                                              Cost          Gains             (Losses)           Value
                                                          -------------  --------------   ----------------   --------------

             Obligations of U. S. Government agencies       $  18 990      $     624         $     --         $  19 614
                                                            =========      =========         ========         =========

         The amortized cost and fair value of securities available for sale as of March 31, 2002 and December 31, 2001 are as follows:

                                                                                     (000 Omitted)
                                                                                    March 31, 2002
                                                          -----------------------------------------------------------------
                                                                             Gross             Gross
                                                           Amortized       Unrealized       Unrealized            Fair
                                                              Cost           Gains            (Losses)           Value
                                                          -------------  --------------     --------------   --------------
              Obligations of U. S. Government agencies      $  27 126      $     216         $   (203)        $  27 139
                                                            =========      =========         ========         =========

                                                                                      (000 Omitted)
                                                                                    December 31, 2001
                                                          -----------------------------------------------------------------
                                                                             Gross             Gross
                                                           Amortized       Unrealized        Unrealized            Fair
                                                              Cost           Gains            (Losses)            Value
                                                          -------------  --------------     --------------   --------------
              Obligations of U. S. Government agencies      $  30 391      $     378         $    (61)        $  30 708
                                                            =========      =========         ========         =========


3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                                                (000 Omitted)
                                                                                       March 31             December 31
                                                                                        2002                   2001
                                                                                    -------------         ---------------
              Mortgage loans on real estate:
                 Construction, land development and other land                        $     829              $     530
                 Farmland                                                                 1 786                  1 801
                 One to four family residential                                          57 726                 56 283
                 Other                                                                   20 534                 19 275
              Loans to farmers (except those secured by real estate)                        265                     46
              Commercial and industrial loans (except those secured
                 by real estate)                                                          3 329                  2 952
              Loans to individuals for personal expenditures                             20 573                 21 214
              All other loans                                                               253                    288
                                                                                      ---------              ---------
                 Total loans                                                          $ 105 295              $ 102 389
                    Less:  Allowance for loan losses                                      1 472                  1 402
                                                                                      ---------              ---------

                                                                                      $ 103 823              $ 100 987
                                                                                      =========              =========

4. The following is a summary of transactions in the allowance for loan losses:

                                                                                                (000 Omitted)
                                                                                       March 31             December 31
                                                                                         2002                  2001
                                                                                    -------------         ---------------
              Balance at beginning of period                                        $     1 402              $   1 268

                 Provision charged to operating expense                                      90                    221
                 Recoveries added to the allowance                                            9                     35
                 Loan losses charged to the allowance                                       (29)                  (122)
                                                                                    -----------              ---------

              Balance at end of period                                              $     1 472              $   1 402
                                                                                    ===========              =========

5. Information about impaired loans as of March 31, 2002 and December 31, 2001 is as follows:

                                                                                                  (000 Omitted)
                                                                                    -------------------------------------
                                                                                        March 31           December 31
                                                                                         2002                 2001
                                                                                    -------------         ---------------
              Impaired loans for which an allowance has been provided               $        --             $       --
              Impaired loans for which no allowance has been provided                        --                     --
                                                                                    -----------             ----------

                              Total impaired loans                                  $        --             $       --
                                                                                    ===========             ==========

              Allowance provided for impaired loans, included in the
                 allowance for loan losses                                          $        --             $       --
                                                                                    ===========             ==========

              Average balance in impaired loans                                     $         3             $       14
                                                                                    ===========             ==========

              Interest income recognized                                            $        --             $        1
                                                                                    ===========             ==========

         Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $9,060 at March 31, 2002 and $9,060 at December 31, 2001. If interest on these loans had been accrued, such income would have been $290 for the first three months of 2002 and $497 in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General

The Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has two basic components: the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the formula allowance.

FINANCIAL OVERVIEW

Between December 31, 2001 and March 31, 2002, total assets have increased $1,400,000. Investment volume overall has been stable. Loans have increased $2,800,000 since December 31. Loan growth has been spread evenly throughout the portfolio with the exception of a slight decrease in the loans to consumers for personal expenditures.

Total deposits have increased only slightly since December 31, 2001. There have been some slight changes between deposit categories which are typical in the normal course of business but no major trend shifts are apparent.

Management anticipates that loans and deposits will continue to grow during 2002 at a fairly moderate pace. and not in the dramatic fashion that occurred in 2001. Housing starts are reported to be slowing slightly in Jefferson County but not in Berkeley County. Commercial lending is continuing to grow in both counties. As stated above, there seems to be a slow down in consumer spending compared to early last year.

The March 31 annualized return on average assets is 1.59% compared to 1.27% at December 31. At March 31 the annualized return on average equity is 14.02% compared to 10.68% at December 31. The leverage capital (equity to assets) ratio is 11.41% at March 31 compared to 11.30% at December 31.

The table on page 9 is an analysis of the Corporation's allowance for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. The loan policy regarding the grading and review system has recently been revised to enhance procedures for our growing portfolio of commercial loans as well as to update procedures for all other loans. Written reports are prepared on a quarterly basis for all loans except the commercial portfolio. Information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the Bank's grading and review system, management believes the loan loss allowance is adequate.

                                                                                          (000 Omitted)
                                                                                         March 31, 2002
                                                                                         --------------
          Balance at beginning of period                                                     $ 1 402
          Charge-offs:
              Commercial, financial and agricultural                                              --
              Real estate - construction                                                          --
              Real estate - mortgage                                                              --
              Consumer                                                                            29
                                                                                             -------
                    Total charge-offs                                                             29
                                                                                             -------
          Recoveries:
              Commercial, financial and agricultural                                              --
              Real estate - construction                                                          --
              Real estate - mortgage                                                              --
              Consumer                                                                             9
                                                                                             -------
                    Total recoveries                                                               9
                                                                                             -------
          Net charge-offs                                                                         20
          Additions charged to operations                                                         90
                                                                                             -------
          Balance at end of period                                                           $ 1 472
                                                                                             =======

          Ratio of net charge-offs during the period to average
              loans outstanding during the period                                               0193%
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

                                                                                         (000 Omitted)
                                                                                        March 31, 2002
                                                                                        ==============
              Nonaccrual loans                                                               $     9
              Restructured loans                                                                  --
              Foreclosed properties                                                               --
                                                                                             -------
                 Total nonperforming assets                                                  $     9
                                                                                             =======

              Loans past due 90 days accruing interest                                       $     2
                                                                                             =======

              Allowance for loan losses to period end loans                                     1.40%
                                                                                             =======

              Nonperforming assets to period end loans and foreclosed properties                 009%
                                                                                             =======

At March 31, 2002, other potential problem loans (excluding impaired loans) totalled $351,882. Readers may note that this figure is somewhat larger than it has often been in the past. This is a result of the enhancements to the review system and does not indicate a deterioration in the portfolio. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.

The comparison of the income statements for the three months ended March 31, 2002 and 2001 shows an increase of 85.2% in net income in 2002.

The average balances during the first quarter of 2002 of the loan and investment portfolios are larger when compared to the first quarter of 2001. The interest rates on these portfolios are lower in 2002 compared to 2001, yet interest and dividend income increased 6.9% in 2002 compared to 2001. The same scenario follows for the liabilities. Average balances are greater and interest rates are lower in 2002 compared to 2001 yet interest expense decreased 26.9% in 2002. As a result, net interest income during the first quarter of 2002 increased 27.6% over the first quarter of 2001.

Beginning in 2001 increased loan production, additional fee income in the loan area, closer scrutiny of all expenses, and close monitoring of deposit interest rates were goals set by management to ensure a stable yet constant increase to net income. These goals have been productive to date. Loan production, scrutiny of expenses, and monitoring of deposit rates will continue to be goals of management. Sources of additional income are constantly being reviewed to aid in increasing net income.

Noninterest income increased 80.1% as of March 31, 2002 compared to March 31, 2001. A large part of increased income is from fees generated through an overdraft protection program for customers that was started in December 2001. Additional increases were from secondary market fee income and commissions from increased sales of loan related insurance. Noninterest expense increased 7.4%. Salaries and employee benefits increased only 1.3% in 2002 when compared to 2001. Occupancy and furniture and equipment expenses increased 15.8% in 2002 compared to 2001 due to addition of a branch office, improvements at the two previously existing branch offices and continual updating of technological equipment. Additional increases due to growth were noted in the following operating expenses: postage, telephone, state franchise tax, computer supplies, and fees related to various computer services.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The Corporation's statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of securities available for sale were used to fund investing activities. Financing activities provided funds with increases in total deposits and securities sold under agreements to repurchase. Cash and cash equivalents increased slightly during this period, and liquidity of the Corporation is adequate to meet present and future financial obligations.

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

          18.  Letter on change in accounting principles.
               Not applicable

          19.  Reports furnished to security holders.
               Not applicable

          22. Published report regarding matters submitted to vote of security holders.
               Not applicable

          23.  Consent of experts and counsel.
               Not applicable

          24.  Power of attorney.
               Not applicable

          99.  Additional exhibits.
               Not applicable

(b)       Reports on Form 8-K:

          A Form 8-K dated February 20, 2002 was filed with SEC on February 21, 2002. The form included a press release issued by Potomac Bancshares, Inc. stating the Potomac Board of Directors had authorized management to repurchase up to 60,000 shares of the Corporation's common stock. The stock will be purchased in the open market and/or by privately negotiated transactions as management and the board of directors determine prudent.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        POTOMAC BANCSHARES, INC.

Date         May 9, 2002                    /s/ Robert F. Baronner, Jr.
    -----------------------                 ---------------------------
                                            Robert F. Baronner, Jr.
                                            President & CEO

Date         May 9, 2002                    /s/ Gayle Marshall Johnson
     ----------------------                 --------------------------
                                            Gayle Marshall Johnson
                                            Vice President and Chief Financial
                                            Officer