Form 10QSB
period 2002-06-30
POTOMAC BANCSHARES INC
filed 2002-08-12
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                  to

Commission file number 0-24958

POTOMAC BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

West Virginia	55-0732247
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

111 East Washington Street, Charles Town WV	25414-1071
(Address of Principal Executive Offices)	(Zip Code)

304-725-8431
(Issuer’s Telephone Number, Including Area Code)

No Change
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No ☐  Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 600,000 shares

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(000 Omitted)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Cash and due from banks	$9,532	$9,351
Interest-bearing deposits in financial institutions	2,160	2,466
Securities purchased under agreements to resell and federal funds sold	4,665	$3,912
Securities held to maturity (fair value of $16,432 at June 30, 2002 and $19,614 at December 31, 2001)	16,004	18,990
Securities available for sale, at fair value	33,763	30,708
Loans held for sale	719	916
Loans, net of allowance for loan losses of $1,546 at June 30, 2002 and $1,402 at December 31, 2001	108,101	100,987
Bank premises and equipment, net	3,485	3,388
Accrued interest receivable	1,137	1,145
Other assets	1,354	1,229

Total Assets	$180,920	$173,092

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Noninterest-bearing deposits	$21,715	$20,611
Interest-bearing deposits	132,189	126,283

Total Deposits	153,904	146,894
Accrued interest payable	183	223
Securities sold under agreements to repurchase	3,066	2,949
Federal Home Loan Bank advances	2,199	2,352
Other liabilities	1,217	1,257

Total Liabilities	$160,569	$153,675

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 600,000 shares issued and outstanding	$600	$600
Surplus	5,400	5,400
Undivided profits	14,112	13,208
Accumulated other comprehensive income	409	209

	20,521	19,417
Less treasury shares, June 30, 2002; 4,310 shares	170	—

Total Stockholders’ Equity	20,351	19,417

Total Liabilities and Stockholders’ Equity	$180,920	$173,092

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(000 omitted except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Interest Income:
Interest and fees on loans	$2,175	$2,026	$4,299	$3,905
Interest on securities held to maturity—taxable	261	282	547	535
Interest on securities available for sale—taxable	366	301	691	567
Interest on securities purchased under agreements
to resell and federal funds sold	23	101	45	291
Other interest and dividends	19	10	39	20

Total Interest and Dividend Income	$2,844	$2,720	$5,621	$5,318
Interest Expense:
Interest on deposits	650	956	1,322	1,945
Interest on securities sold under agreements to repurchase	22	3	41	3
Federal Home Loan Bank advances	31	—	63	—

Total Interest Expense	703	959	1,426	1,948
Net Interest Income	$2,141	$1,761	$4,195	$3,370
Provision for Loan Losses	109	19	199	40

Net Interest Income after Provision for Loan Losses	$2,032	$1,742	$3,996	$3,330

Noninterest Income:
Trust and financial services	$120	$134	$232	$259
Service charges on deposit accounts	274	100	545	196
Insurance commissions	29	22	40	29
Loan servicing fees	—	1	l	1
Net gain on sale of loans	26	5	63	5
Other operating income	63	47	110	85

Total Noninterest Income	$512	$309	$991	$575

Noninterest Expenses:
Salaries and employee benefits	$920	$735	$1,710	$1,515
Net occupancy expense of premises	84	68	158	133
Furniture and equipment expenses	129	106	238	199
Other operating expenses	425	353	820	689

Total Other Expenses	$1,558	$1,262	$2,926	$2,536

Income before Income Tax Expense	$986	$789	$2,061	$1,369
Income Tax Expense	351	289	737	497

Net Income	$635	$500	$1,324	$872

Earnings Per Share, basic and diluted	$1.06	$.83	$2.21	$1.45

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2002 And 2001
(000 Omitted)
(Unaudited)

	Common Stock	Capital Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2000	$600	$5,400	$12,008	$—	$(44)		$17,964
Comprehensive income
Net income	—	—	872	—	—	$872	872
Other comprehensive income unrealized holding gains arising during the period (net of tax, $98)	—	—	—	—	191	191	191

Total comprehensive income						$1,063

Cash dividends	—	—	(330)	—	—		(330)

Balances, June 30, 2001	$600	$5,400	$12,550	$—	$147		$18,697

Balances, December 31, 2001	$600	$5,400	$13,208	$—	$209		$19,417
Comprehensive income
Net income	—	—	1,324	—	—	$1,324	1,324
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $103)	—	—	—	—	200	200	200

Total comprehensive income						$1,524

Cash dividends	—	—	(420)	—	—		(420)
Purchase of treasury shares; 4,310	—	—	—	(170)	—		(170)

Balances, June 30, 2002	$600	$5,400	$14,112	$(170)	$409		$20,351

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 Omitted)
(Unaudited)

	For the Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,324	$872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	199	40
Depreciation	144	120
Deferred tax expense (benefit)	(96)	—
Discount accretion and premium amortization on securities, net	18	(16)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	8	(52)
(Increase) in other assets	(132)	(126)
Proceeds from sale of loans	3,671	222
Origination of loans for sale	(3,475)	(431)
(Decrease) in accrued interest payable	(40)	(25)
Increase (decrease) in other liabilities	(40)	121

Net cash provided by operating activities	$1,581	$725

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$3,000	$6,000
Proceeds from maturity of securities available for sale	6,250	5,000
Purchase of securities held to maturity	—	(9,035)
Purchase of securities available for sale	(9,034)	(8,078)
Net (increase) in loans	(7,312)	(9,362)
Purchases of bank premises and equipment	(241)	(234)
Proceeds from sale of real estate	—	13

Net cash (used in) investing activities	$(7,337)	$(15,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$1,104	$(1,069)
Net increase in interest-bearing deposits	5,906	3,250
Net proceeds in securities sold under agreements to repurchase	117	536
Proceeds (repayment) of Federal Home Loan Bank advances	(153)	2,500
Purchase of treasury shares, June 30, 2002; 4,310 shares	(170)	—
Cash dividends	(420)	(330)

Net cash provided by financing activities	$6,384	$4,887

Increase (decrease) in cash and cash equivalents	$628	$(10,084)

CASH AND CASH EQUIVALENTS
Beginning	15,729	23,419

Ending	$16,357	$13,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,466	$1,973

Income taxes	$924	$423

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$303	$289

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (Unaudited) and December 31, 2001

1.  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and December 31, 2001, the results of operations for the three months ended June 30, 2002 and 2001, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2001. The results of operations for the six month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

2.  The amortized cost and fair value of securities being held to maturity as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Obligations of U.S. Government agencies	$16,004	$428	$—	$16,432

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Obligations of U.S. Government agencies	$18,990	$624	$—	$19,614

The amortized cost and fair value of securities available for sale as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Obligations of U.S. Government agencies	$33,144	$619	$—	$33,763

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Obligations of U.S. Government agencies	$30,391	$378	$(61)	$30,708

3.  The consolidated loan portfolio, stated at face amount, is composed of the following:

	June 30, 2002	December 31, 2001
	(000 Omitted)
Mortgage loans on real estate:
Construction, land development and other land	$1,375	$530
Farmland	1,739	1,801
One to four family residential	62,815	56,283
Other	19,170	19,275
Loans to farmers (except those secured by real estate)	167	46
Commercial and industrial loans (except those secured by real estate)	3,489	2,952
Loans to individuals for personal expenditures	20,208	21,214
All other loans	684	288

Total loans	$109,647	$102,389
Less: Allowance for loan losses	1,546	1,402

	$108,101	$100,987

4.  The following is a summary of transactions in the allowance for loan losses:

	June 30, 2002	December 31, 2001
	(000 Omitted)
Balance at beginning of period	$1,402	$1,268
Provision charged to operating expense	199	221
Recoveries added to the allowance	23	35
Loan losses charged to the allowance	(78)	(122)

Balance at end of period	$1,546	$1,402

5.  Information about impaired loans as of June 30, 2002 and December 31, 2001 is as follows:

	June 30, 2002	December 31, 2001
(000 Omitted)
Impaired loans for which an allowance has been provided	$—	$—
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$—	$—

Allowance provided for impaired loans, included in the allowance for loan losses	$—	$—

Average balance in impaired loans	$—	$14

Interest income recognized	$—	$1

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $51,144 at June 30, 2002 and $9,060 at December 31, 2001. If interest on these loans had been accrued, such income would have been $1,759 for the first six months of 2002 and $497 in 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

FINANCIAL OVERVIEW

Between December 31, 2001 and June 30, 2002, total assets increased $8,000,000. Investments (held to maturity and available for sale) have remained stable. Loans have increased $7,000,000. Growth in deposits of $7,000,000 has funded the growth in loans.

The June 30 annualized return on average assets is 1.50% compared to 1.27% at December 31. At June 30 the annualized return on average equity is 13.32% compared to 10.68% at December 31. The leverage capital (equity to assets) ratio is 11.25% at June 30 compared to 11.30% at December 31.

The table shown below is an analysis of the Corporation’s allowance for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. The loan policy regarding the grading and review system has recently been revised to enhance procedures for our growing portfolio of commercial loans as well as to update procedures for all other loans. Written reports are prepared on a quarterly basis for all loans except the commercial portfolio. Information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, the loan policies, and the Bank’s grading and review system, management believes the loan loss allowance is adequate.

June 30, 2002
(000 Omitted)
Balance at beginning of period	$1,402
Charge-offs:
Commercial, financial and agricultural	—
Real estate—construction	—
Real estate—mortgage	—
Consumer	78

Total charge-offs	78

Recoveries:
Commercial, financial and agricultural	—
Real estate—construction	—
Real estate—mortgage	—
Consumer	23

Total recoveries	23

Net charge-offs	55
Additions charged to operations	199

Balance at end of period	$1,546

Ratio of net charge-offs during the period to average loans outstanding during the period	.0519%

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

June 30, 2002
(000 Omitted)
Nonaccrual loans	$51
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$51

Loans past due 90 days accruing interest	$1

Allowance for loan losses to period end loans	1.41%

Nonperforming assets to period end loans and foreclosed properties	.05%

At June 30, 2002, other potential problem loans (excluding impaired loans) totalled $658,245. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for loan losses for these loans according to the review of the potential loss in each loan situation.

The overall increase in deposits at June 30 compared to December 31 was $7,000,000. Noninterest bearing accounts increased $1,100,000 helping to stabilize our cost of funds. Select checking balances increased by $4,500,000. This account has the flexibility of a NOW account yet pays a higher rate of interest on balances over $5,000, a rate at this time considerably higher than other checking accounts. Customers have access to their funds yet are still earning a decent return. Certificates of deposit have increased slightly by $500,000. Now accounts, money market accounts and savings deposits have remained stable since December 31.

The comparison of the income statements for the three months and six months ended June 30, 2002 and 2001 shows similar changes in most income and expense categories. Net interest income in 2002 increased 20% when comparing the six month figures to 2001. Interest income has increased due to increased loan fees and increased loan volume. Interest expense has decreased due to decreased interest rates. Net income for the six month period in 2002 has increased over 50% when compared to 2001.

Noninterest income has increased 72% in 2002 compared to 2001. The increase is due in large to fees generated through an overdraft protection program for customers that was started in December 2001. Additional increases were from secondary market fee income and commissions from increased sales of loan related insurance. These increases counteracted the 10% decrease in fiduciary fees in 2002 compared to 2001.

Noninterest expense increased 15% in 2002 compared to 2001 for the six month period. Salaries and benefits increased 13% due to annual salary increases, some higher paid personnel, additional personnel, and loan and other incentive programs. Occupancy, furniture and equipment expenses increased 19% in 2002 due to the addition of a branch office, improvements at the two previously existing branch offices and continual updating of technological equipment. Other operating expenses increased 19% in 2002 compared to 2001. Advertising expense increased due to increased volumes and more strategic ads. A number of expense increases can be attributed to growth such as postage, printing and stationery, telephone, and check card expenses. Training and study expenses have increased due to more emphasis on improving employee capabilities to perform jobs.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation’s statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of investment securities and financing activities were used to fund investing activities. Financing activities provided funds with increased deposits and increased securities sold under agreements to repurchase. Cash and cash equivalents increased slightly during this period and liquidity of the Corporation is adequate to meet present and future financial obligations.

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

Item 4.    Submission of Matters to a Vote of Security-Holders.

The annual meeting of security-holders was held on April 23, 2002 and the following matters were submitted to the security-holders for a vote:

1.  To elect a class of directors for a term of three years.

2.  To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 2002.

3. Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

	Votes For	Votes Against	Votes Withheld	Total
1. Robert F. Baronner, Jr.	435,868	None	9,244	445,112
Robert W. Butler	431,555	None	13,557	445,112
Guy Gareth Chicchirichi	435,881	None	9,231	445,112
Thomas C. G. Coyle	431,555	None	13,557	445,112
2. Ratification of accountants	436,708	7,998	406	445,112

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.
Not applicable

4.	Instruments defining the rights of security holders, including indentures.
Not applicable

10.	Material contracts.
Not applicable

11.	Statement re: computation of per share earnings.
Not applicable

15.	Letter on unaudited interim financial information.
Not applicable

18.	Letter on change in accounting principles.
Not applicable

19.	Reports furnished to security holders.
Not applicable

22.	Published report regarding matters submitted to vote of security holders.
Not applicable

23.	Consent of experts and counsel.
Not applicable

24.	Power of attorney.
Not applicable

99.1	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, Chief Financial Officer

(b)  Reports on Form 8-K:

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

/s/ ROBERT F. BARONNER, JR.
Robert F. Baronner, Jr., President & CEO

Date August 9 , 2002

/s/ L. GAYLE MARSHALL JOHNSON
L. Gayle Marshall Johnson, Vice President & Chief Financial Officer

Date August 9, 2002