Form 10QSB
period 2002-09-30
POTOMAC BANCSHARES INC
filed 2002-11-12
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 595,690 shares

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(000 Omitted)

	September 30 2002	December 31 2001
	(Unaudited)
ASSETS:
Cash and due from banks	$8,895	$9,351
Interest-bearing deposits in financial institutions	2,066	2,466
Securities purchased under agreements to resell and federal funds sold	5,351	$3,912
Securities held to maturity (fair value of $14,382 at September 30, 2002 and $19,614 at December 31, 2001)	14,013	18,990
Securities available for sale, at fair value	40,650	30,708
Loans held for sale	774	916
Loans, net of allowance for loan losses of $1,603 at September 30, 2002 and $1,402 at December 31, 2001	110,573	100,987
Bank premises and equipment, net	3,678	3,388
Accrued interest receivable	1,242	1,145
Other assets	1,189	1,229

Total Assets	$188,431	$173,092

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Noninterest-bearing deposits	$20,123	$20,611
Interest-bearing deposits	138,905	126,283

Total Deposits	159,028	146,894
Accrued interest payable	178	223
Securities sold under agreements to repurchase	4,417	2,949
Federal Home Loan Bank advances	2,121	2,352
Other liabilities	1,128	1,257

Total Liabilities	$166,872	$153,675

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 600,000 shares issued	$600	$600
Surplus	5,400	5,400
Undivided profits	14,853	13,208
Accumulated other comprehensive income	876	209

	21,729	19,417
Less treasury shares, September 30, 2002; 4,310 shares	170	—

Total Stockholders’ Equity	21,559	19,417

Total Liabilities and Stockholders’ Equity	$188,431	$173,092

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(000 omitted except for per share data)
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001
Interest Income:
Interest and fees on loans	$2,222	$2,140	$6,521	$6,045
Interest on securities held to maturity—taxable	247	313	794	848
Interest on securities available for sale—taxable	390	280	1,081	847
Interest on securities purchased under agreements to resell and federal funds sold	23	65	68	356
Other interest and dividends	21	32	60	52

Total Interest and Dividend Income	$2,903	$2,830	$8,524	$8,148
Interest Expense:
Interest on deposits	664	938	1,986	2,883
Interest on securities sold under agreements to repurchase	25	11	66	14
Federal Home Loan Bank advances	30	34	93	34

Total Interest Expense	719	983	2,145	2,931
Net Interest Income	$2,184	$1,847	$6,379	$5,217
Provision for Loan Losses	94	59	293	99

Net Interest Income after Provision for Loan Losses	$2,090	$1,788	$6,086	$5,118

Noninterest Income:
Trust and financial services	$106	$133	$338	$392
Service charges on deposit accounts	277	100	822	296
Insurance commissions	19	23	59	52
Loan servicing fees	—	—	1	1
Net gain on sale of loans	54	27	117	32
Other operating income	70	54	180	139

Total Noninterest Income	$526	$337	$1,517	$912

Noninterest Expenses:
Salaries and employee benefits	$826	$783	$2,536	$2,298
Net occupancy expense of premises	81	80	239	213
Furniture and equipment expenses	146	110	384	309
Other operating expenses	415	170	1,235	859

Total Other Expenses	$1,468	$1,143	$4,394	$3,679

Income before Income Tax Expense	$1,148	$982	3,209	$2,351
Income Tax Expense	407	345	1,144	842

Net Income	$741	$637	$2,065	$1,509

Earnings Per Share, basic and diluted	$1.24	$1.06	$3.45	$2.52

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 2002 AND 2001
(000 Omitted)
(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2000	$600	$5,400	$12,008	$—	$(44)		$17,964
Comprehensive income
Net income	—	—	1,509	—	—	$1,509	1,509
Other comprehensive income,unrealized holding gains arising during the period (net of tax, $190)	—	—	—	—	368	368	368

Total comprehensive income						$1,877

Cash dividends	—	—	(330)	—	—		(330)

Balances, September 30, 2001	$600	$5,400	$13,187	$—	$324		$19,511

Balances, December 31, 2001	$600	$5,400	$13,208	$—	$209		$19,417
Comprehensive income
Net income	—	—	2,065	—	—	$2,065	2,065
Other comprehensive income,unrealized holding gains arising during the period (net of tax, $344)	—	—	—	—	667	667	667

Total comprehensive income						$2,732

Cash dividends	—	—	(420)	—	—		(420)
Purchase of treasury shares; 4,310 shares	—	—	—	(170)	—		(170)

Balances, September 30, 2002	$600	$5,400	$14,853	$(170)	$876		$21,559

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 Omitted)
(Unaudited)

	For the Nine Months Ended
	September 30 2002	September 30 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,065	$1,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	293	99
Depreciation	228	184
Deferred tax expense (benefit)	(96)	—
Discount accretion and premium amortization on securities, net	35	(21)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(97)	(97)
(Increase) in other assets	(208)	(108)
Proceeds from sale of loans	6,727	1,603
Origination of loans for sale	(6,585)	(1,850)
(Decrease) in accrued interest payable	(45)	(37)
Increase (decrease) in other liabilities	(130)	50

Net cash provided by operating activities	$2,187	$1,332

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$5,000	$8,000
Proceeds from maturity of securities available for sale	9,250	6,000
Purchase of securities held to maturity	—	(9,035)
Purchase of securities available for sale	(18,239)	(14,139)
Net (increase) in loans	(9,878)	(15,080)
Purchases of bank premises and equipment	518)	(348)
Proceeds from sale of real estate	—	13

Net cash (used in) investing activities	$(14,385)	$(24,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$(488)	$859
Net increase in interest-bearing deposits	12,622	12,608
Net proceeds in securities sold under agreements to repurchase	1,468	1,990
Proceeds (repayment) of Federal Home Loan Bank advances	(231)	2,426
Purchase of treasury shares	(170)	—
Cash dividends	(420)	(330)

Net cash provided by financing activities	$12,781	$17,553

Increase (decrease) in cash and cash equivalents	$583	$(5,704)
CASH AND CASH EQUIVALENTS
Beginning	15,729	23,419

Ending	$16,312	$17,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,190	$2,968

Income taxes	$1,311	$818

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$1,011	$558

See Notes to Consolidated Financial Statements

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (Unaudited) and December 31, 2001

1.
In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and December 31, 2001, the results of operations for the three months ended September 30, 2002 and 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2001. The results of operations for the nine month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Securities held to maturity as of September 30, 2002 and December 31, 2001 are summarized below:

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Securities held to maturity:
Obligations of U.S. Government agencies	$14,013	$369	$—	$14,382

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Securities held to maturity:
Obligations of U.S. Government agencies	$18,990	$624	$—	$19,614

Securities available for sale as of September 30, 2002 and December 31, 2001 are summarized below:

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Securities available for sale:
Obligations of U.S. Government agencies	$39,322	$1,328	$—	$40,650

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(000 Omitted)
Securities available for sale:
Obligations of U.S. Government agencies	$30,391	$378	$(61)	$30,708

3.	The consolidated loan portfolio, stated at face amount, is composed of the following:

	September 30 2002	December 31 2001
	(000 Omitted)
Mortgage loan on real estate:
Construction, land development and other land	$2,166	$530
Farmland	1,851	1,801
One to four family residential	64,160	56,283
Other	19,642	19,275
Loans to farmers (except those secured by real estate)	134	46
Commercial and industrial loans (except those secured by real estate)	3,612	2,952
Loans to individuals for personal expenditures	19,894	21,214
All other loans	717	288

Total loans	$112,176	$102,389
Less: Allowance for loan losses	1,603	1,402

	$110,573	$100,987

4.	The following is a summary of transactions in the allowance for loan losses:

	September 30 2002	December 31 2001
	(000 Omitted)
Balance at beginning of period	$1,402	$1,268
Provision charged to operating expense	293	221
Recoveries added to the allowance	40	35
Loan losses charged to the allowance	(132)	(122)

Balance at end of period	$1,603	$1,402

5.	Information about impaired and nonaccrual loans as of September 30, 2002 and December 31, 2001 is as follows:

The Corporation had no impaired loans at September 30, 2002 and December 31, 2001.

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $27 thousand at September 30, 2002 and $9 thousand at December 31, 2001.

6.	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issue Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No.9, Applying APB Opinions No.16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions form the scope of both Statement 72 and Interpretations 9 and requires that those transactions be accounted for in accordance with FASB Statement No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment of disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

These new accounting statements will not have a material impact on the consolidated financial statements of the Corporation.

7.	Weighted Average Number of Shares Outstanding

	2002	2001
Weighted average number of shares outstanding for the three months ending September 30	595,690	600,000
Weighted average number of shares outstanding for the nine months ending September 30	597,948	600,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of actors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

FINANCIAL OVERVIEW

Between December 31, 2001 and September 30, 2002, total assets increased $15 million from $173 million at December 31, 2001 to $188 million at September 30, 2002. Total securities (held to maturity and available for sale) increased $5 million and loans increased $9 million. Securities purchased under agreements to resell and federal funds sold increased only $1 million. These asset changes were made in response to the continual growth in deposits that are showing a $12 million increase since December 2001.

The September 30, 2002 annualized return on average assets is 1.54% compared to 1.27% at December 31, 2001. At September 30, 2002 the annualized return on average equity is 13.62% compared to 10.68% at December 31, 2001. The leverage capital (equity to assets) ratio is 11.44% at September 30, 2002 compared to 11.30% at December 31, 2001.

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

September 30, 2002
(000 Omitted)
Balance at beginning of period	$1,402
Charge-offs:
Commercial, financial and agricultural	—
Real estate—construction	—
Real estate—mortgage	—
Consumer	132

Total charge-offs	132

Recoveries:
Commercial, financial and agricultural	—
Real estate—construction	—
Real estate—mortgage	—
Consumer	40

Total recoveries	40

Net charge-offs	92
Additions charged to operations	293

Balance at end of period	$1,603

Ratio of net charge-offs during the period to average loans outstanding during the period	.0854%

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

September 30, 2002
(000 Omitted)
Nonaccrual loans	$27
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$27

Loans past due 90 days accruing interest	$10

Allowance for loan losses to period end loans	1.43%

Nonperforming assets to period end loans and foreclosed properties	.0241%

At September 30, 2002, other potential problem loans totalled $513 thousand. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for loan losses for these loans according to the review of the potential loss in each loan situation.

The overall increase in deposits at September 30, 2002 compared to December 31, 2001 was $12 million, or 8%. Most account types have increased with increases up to 20%. The 20% growth is in Select checking, the account that pays a higher rate of interest on deposits over $5 thousand. Management has kept this rate relatively high since average balances in these accounts are $60 thousand and over and belong in large part to a portion of our core deposit base. Other new deposits are attributed to a combination of factors including the opening of a new branch in Martinsburg, West Virginia, new loan clients opening new deposit accounts and a certificate of deposit promotion that ran in August and the first part of September.

The comparison of the income statements for the three months and nine months ended September 30, 2002 and 2001 shows similar changes in most income and expense categories. Net interest income in 2002 increased 22% when comparing the nine month figures to 2001. Interest income increased 5%. Although loan volume has increased, since rates have decreased total interest and fees on loans has increased only 9%. The securities portfolio (HTM and AFS) has increased and even with reduced rates, interest income on the portfolio has increased 11%. Interest on fed funds sold and securities purchased under agreements to resell has decreased because volume and rates have decreased. The change in interest expense is a little more dramatic than the change in interest income, showing a reduction of 27% when comparing 2002 expense with 2001. This is due entirely to decreased interest rates being paid on deposits since 2002 interest-bearing deposit volumes have increased 14% when compared with September 2001 deposits. Net income for the nine month period in 2002 has increased 37% when compared to 2001.

Noninterest income increased 66% in 2002 compared to 2001 for the nine month period. The majority of the increase (86%) is fees derived from an overdraft protection program the bank implemented in December of 2001. Fees from this program have remained consistent through the third quarter of 2002. Other increases in noninterest income include increased fees due to a successful debit card promotion resulting in increased customer usage of the cards, increased fees for letters of credits due to increases in volume and increased safe deposit rental fees.

Noninterest expense increased 19% in 2002 compared to 2001 for the nine month period. Salaries and benefits increased 10% due to annual salary increases, higher salaries for key people, more incentives and implementation of a 401k plan. Occupancy expense increases are a combination of increased expenses due to growth and the addition of an annual contract for grounds maintenance and beautification for all branches. Furniture and equipment expenses increased due to the beginning of a major upgrade to most computer related systems in the bank and increased equipment maintenance expenses. Other operating expenses increased 44% in 2002 compared to 2001 for the nine month period. Major components of this increase follow. Advertising expense is up 22% in 2002 compared to 2001 because the bank is utilizing the services of a professional to design ads so that our image in advertising is more consistent as well as more appropriately directed for specific products and/or events. Market area expansion also had an affect on increased advertising expense. Postage expense increased since rates increased and with increased mailings related to customer base growth. Training and study expense increased due to a major emphasis on training for all employees. Home equity closing costs increased due to increased loan volume. State franchise tax increased due to the phase out of a credit against the tax based on the stock value.

Liquid assets of the Corporation include cash and due from banks, fed funds sold, securities purchased under agreements to resell, securities available for sale, and loans and investments maturing within one year. The Corporation’s statement of cash flows shows the details of a portion of this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturity of securities, existing cash and financing activities funded the investing activities of increasing the loan and securities portfolios and adding to premises and equipment. Financing activities providing cash included increased deposits and increased securities sold under agreements to repurchase. In addition to the use of cash for investing activities, financing activities using cash included scheduled repayments on a Federal Home Loan Bank advance, paying cash dividends and purchasing treasury shares. Cash and cash equivalents increased during this period. The Corporation has additional liquidity options through credit lines at the Federal Home Loan Bank and Bank of America. Management believes the liquidity of the Corporation is adequate to meet present and future financial obligations.

Item 3.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

11.	Statement re: computation of per share earnings. Not applicable

15.	Letter on unaudited interim financial information. Not applicable

18.	Letter on change in accounting principles. Not applicable

19.	Reports furnished to security holders. Not applicable

22.	Published report regarding matters submitted to vote of security holders. Not applicable

23.	Consent of experts and counsel. Not applicable

24.	Power of attorney. Not applicable

99.1	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

99.3	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

99.4	Certification Pursuant to 18 U.S.C. Section 1350, Chief Financial Officer (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

(b)  Reports on Form 8-K:

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date	November 8 , 2002	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr. President & CEO

Date	November 8, 2002	/s/ L. Gayle Marshall Johnson
L. Gayle Marshall Johnson Vice President & Chief Financial Officer