Form 10KSB
period 2002-12-31
POTOMAC BANCSHARES INC
filed 2003-03-31
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission File No. 0-24958

Potomac Bancshares, Inc.

(Name of Small Business Issuer in Its Charter)

West Virginia	55-0732247
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 East Washington Street
PO Box 906, Charles Town WV	25414-0906
(Address of Principal Executive Offices)	(Zip Code)

304-725-8431

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $1.00 Par Value

(Title of Class)

Check whether the issuer: (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes    ☒    No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State issuer’s revenues for its most recent fiscal year.

$13,375,535

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$29,894,358

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No          Not Applicable XXX

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,781,670

Transitional Small Business Disclosure Format (check one):

Yes          No XXX

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents which are incorporated by reference in the Form 10-KSB Annual Report, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.

Document	Part of the Form 10-KSB Into Which the Document is Incorporated
Report to Shareholders for the year ended December 31, 2002 Report to Shareholders for the year ended December 31, 2002	Part II, Items 6 and 7

Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2003 Annual Meeting of Shareholders	Part III, Items 9, 10, 11 and 12

PART I

Item 1. Description of Business.

History and Operations

The Board of Directors of Bank of Charles Town (the “bank”) caused Potomac Bancshares, Inc. (“Potomac”) to be formed on March 2, 1994, as a single-bank holding company. To date, Potomac’s only activities have involved the acquisition of the bank. Potomac acquired all of the shares of the bank’s common stock on July 29, 1994.

Bank of Charles Town is a West Virginia state-chartered bank that formed and opened for business in 1871.

The Federal Deposit Insurance Corporation insures the bank’s deposits. The bank engages in general banking business primarily in Jefferson County and Berkeley County, West Virginia. The bank also provides services to Washington County and Frederick County, Maryland and Loudoun County, Frederick County and Clarke County, Virginia. The main office is in Charles Town, West Virginia at 111 East Washington Street, with branch offices in

•	Harpers Ferry, West Virginia,
•	Kearneysville, West Virginia and
•	Martinsburg, West Virginia.

The bank will be opening a branch office in Hedgesville, West Virginia in late spring 2003.

The bank provides consumers, businesses and governments with a broad range of banking services. These services include

•	lines of credit,
•	home equity lines of credit,
•	commercial, agricultural, real estate, installment loans,
•	checking, savings, NOW accounts,
•	certificates of deposit, and
•	individual retirement accounts.

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

Underwriting standards for all lending include

•	sound credit analysis,
•	proper documentation according to the bank’s loan documentation checklist,
•	promotion of profitable customer relationships with cross-selling of bank services,
•	avoidance of loan concentrations to a single industry or with a single class of collateral, and
•	diligent maintenance of past due and nonaccrual loans.

The bank’s loan policy designates particular loan-to-value limits for real estate loans in accordance with recommendations in Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991. As stated in the loan policy, there may be certain lending situations not subject to these loan-to-value limits and from time to time the Board of Directors may permit exceptions to the established limits. Any exceptions are sufficiently documented.

Loans secured by real estate are made to individuals and businesses

•	for the purchase of raw land,
•	for land development,
•	for commercial, multi-family and other non-residential construction,
•	to purchase improved property,
•	to purchase owner occupied one to four family residential property,
•	for lines of credit and
•	for home equity loans.

Approximately 80% of the bank’s loans are secured by real estate. These loans had an average delinquency rate of .80% and a loss rate of 0% during 2002. The average delinquency rate and loss rate are based on comparisons to 2002 average total loans.

As of December 31, 2002, aggregate dollar amounts in loan categories secured by real estate are as follows:

Construction and land development	$2,210,582
Secured by farmland	1,821,345
Secured by 1-4 family residential	63,239,443
Other	26,151,183

$93,422,553

Loans to individuals for personal expenditures are approximately 16% of the bank’s total loans at December 31, 2002. The aggregate balance of these loans was $19,197,747 at December 31, 2002. The majority of these loans are installment loans with the remainder made as term loans.

The bank’s loan policy states that evaluation of applications for installment loans will consider place and length of residence, place and length of employment, and credit history. Although these are considered, verification of employment is usually not done, because it is recognized that unless immediate decisions on applications can be made, a lender may be unable to secure a fair share of loan business since instant credit is available from many sources in the market place. The bank’s policy for evaluating term loans involves consideration of credit history and current financial statements if the loan is of a certain amount and is unsecured. If term loans are not paid at original scheduled maturity, a loan officer must review the loan before a renewal can be approved. Loans to individuals for personal expenditures had an average delinquency rate of .24% and a loss rate of .09% in 2002 (based on comparisons to 2002 average total loans).

The remaining aggregate dollar amount of the bank’s loans is $4,425,449 (4% of total loans) at December 31, 2002. The amount includes:

(1) Dealer wholesale loans with generally no delinquencies or losses	$1,208,437

(2) Installment and term loans for business and commercial purposes	2,238,801

(3) Obligations of states and political subdivisions secured by real estate	523,675

(4) Term loans for agricultural purposes	248,494

(5) Other loans	206,042

Investment Activities. The bank’s investment policy governs its investment activities.

The policy states that excess daily funds are to be invested in federal funds sold and securities purchased under agreements to resell. The daily funds are used to cover deposit draw downs by customers, to fund loan commitments and to help maintain the bank’s asset/liability mix.

According to the policy, funds in excess of those invested in federal funds sold and securities purchased under agreements to resell are to be invested in U.S. Treasury bills, notes or bonds, obligations of U.S. Government agencies, obligations of political subdivisions of the State of West Virginia with a rating of not less than AAA and, with prior approval of the Board of Directors, bank qualified local industrial revenue bonds to be carried in the bank’s loan portfolio.

The policy governs various other factors including maturities, the closeness of purchase price to par, amounts that may be purchased and percentages of the various types of investments that may be held.

Deposit Activities. The bank offers noninterest-bearing checking accounts, interest-bearing NOW accounts and statement savings accounts. The bank offers automatically renewable certificates of deposit in various terms from 91 days to five years. Individual retirement accounts in the form of certificates of deposit are also available.

To open a deposit account, the depositor must meet the following requirements:

•	present a valid identification,
•	have a social security number,
•	must not be on record with Chex Systems (credit reporting agency),
•	must be a U.S. citizen or possess evidence of legal alien status, and
•	must be at least 18 years of age or share account with a person at least 18 years of age.

Competition

As of March 20, 2003, there were 61 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

The bank’s market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2002, there were five banks in Jefferson County with 12 banking offices. The total deposits of those commercial banks as of June 2002 were $507,986 million, and the bank ranked number one with $148,760 million or 29.28% of the total deposits in the market. The bank has one branch office in Berkeley County at this time. It opened in July, 2001 and has less than 1% of the market share of deposits in Berkeley County. There are nine banks with 26 banking offices in Berkeley County.

For most of the services which the bank performs, there is also competition from financial institutions other than commercial banks. For instance, credit unions and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, personal and corporate trust and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals. Due to the geographic location of the bank’s primary market area, the existence of larger financial institutions in Maryland, Virginia and Washington, D.C. influences the competition in the market area. In addition, larger regional and national corporations continue to be increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. The principal competitive factors in the markets for deposits and loans are interest rates, either paid or charged. The chartering of numerous new banks in West Virginia and the opening of numerous federally chartered savings and loan associations have increased competition for the bank. The 1986 legislation passed by the West Virginia Legislature allowing state-wide branch banking provided increased opportunities for the bank, but it also increased competition for the bank in its service area. With the beginning of reciprocal interstate banking in 1988, bank holding companies (such as Potomac Bancshares, Inc.) also face additional competition in efforts to acquire other subsidiaries throughout West Virginia.

In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, bank holding companies are permitted to acquire banks located in states other than the bank holding company’s home state without regard to whether the transaction is permitted under state law. Commencing on June 1, 1997, the Act allowed national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the Act allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting denovo interstate branching on or before May 31, 1997. West Virginia adopted legislation, effective May 31, 1997, that allowed for interstate branch banking by merger across state lines and allowed for de novo branching and branching by purchase and assumption on a reciprocal basis with the home state of the bank in question. The effect of this legislation has been increased competition for West Virginia banks, including the bank.

Employees

Potomac currently has no employees.

As of March 26, 2003, the bank had 88 full-time employees and 11 part-time employees.

Supervision and Regulation

Introduction. Potomac is a bank holding company within the provisions of the Bank Holding Company Act of 1956, is registered as such, and is subject to supervision by the Board of Governors of the Federal Reserve System (“Board of Governors”). The Bank Holding Company Act requires Potomac to secure the prior approval of the Board of Governors before Potomac acquires ownership or control of more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank.

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

Potomac’s depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective parents and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or any nonbanking subsidiary are limited in an amount to 10% of the institution’s capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate of 20% of any such institution’s capital and surplus.

Potomac is required to register annually with the Commissioner of Banking of West Virginia (“Commissioner”) and to pay a registration fee to the Commissioner based on the total amount of bank deposits in banks with respect to which it is a bank holding company. Although legislation allows the Commissioner to prescribe the registration fee, it limits the fee to ten dollars per million dollars of deposits rounded off to the nearest million dollars. Potomac is also subject to regulation and supervision by the Commissioner.

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

Depository Institution Subsidiaries. The bank is subject to FDIC deposit insurance assessments. As of January 1, 2002, FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.680 basis points or .0001680 times the total deposits of the bank. This premium is not tied to the bank’s risk classification. The rate of the premium based on the bank’s risk classification is at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac’s results of operations.

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

Generally, under the applicable guidelines, the financial institution’s capital is divided into two tiers. “Tier 1”, or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts or consolidated subsidiaries, less goodwill. Bank holding companies, however, may include cumulative perpetual preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. “Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. “Total capital” is the sum of Tier 1 and Tier 2 capital.

Financial institutions are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s particular circumstances warrant.

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

The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve Board’s guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage is the ratio of an institution’s Tier 1 capital, less all intangibles, to total assets, less all intangibles.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC, as well as to the measures described in the “Federal Deposit Insurance Corporation Improvement Act of 1991” as applicable to undercapitalized institutions.

The Federal Reserve Board, as well as the FDIC, has adopted changes to their risk-based and leverage ratio requirements that require that all intangible assets, with certain exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (“PCCRs”), provided that, in the aggregate, that total amount of PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate limit of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets’ fair market value (as determined under the guidelines), or (ii) 100% of such assets’ book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

As of December 31, 2002, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
	(Amounts in thousands)
Tier 1 capital:
Common stock	$600
Surplus	5,400
Retained earnings	14,801

	20,801
Less cost of shares acquired for the treasury	248

Total tier 1 capital	$20,553	$4,482	$16,071

Tier 2 capital:
Allowance for loan losses (1)	1,403

Total risk-based capital	$21,956	$8,963	$12,993

Risk-weighted assets	$112,038

Tier 1 capital	$20,553	$5,727	$14,826

Average total assets	$190,900

Capital ratios:
Tier 1 risk-based capital ratio	18.34%	4.00%	14.34%
Total risk-based capital ratio	19.60%	8.00%	11.60%
Tier 1 capital to average total assets (leverage)	10.77%	4.00%	6.77%

(1)	Limited to 1.25% of gross risk-weighted assets.

Gramm-Leach-Bliley Act of 1999. On November 4, 1999, Congress adopted the Gramm-Leach-Bliley Act of 1999. This Act, also known as the Financial Modernization Law, repealed a number of federal limitations on the powers of banks and bank holding companies originally adopted in the 1930’s. Under the Act, banks, insurance companies, securities firms and other service providers may now affiliate. In addition to broadening the powers of banks, the Act created a new form of entity, called a financial holding company, which may engage in any activity that is financial in nature or incidental or complimentary to financial activities.

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

Main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the Trust and Financial Services Division. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises. The basement of the new building is currently being remodeled for use as offices and a board/conference room. Record storage formerly kept in the basement is now held offsite.

The older premises, constructed in 1967, was renovated at the same time the new building was constructed. The renovation includes all new lighting, new ceilings, new floor and wall coverings as well as some minor structural changes for more efficient operations.

The Harpers Ferry branch office is located at 1318 Washington Street, Bolivar, West Virginia. The office is a one story brick building constructed in 1975. There is another building on this property which existed at the time of the bank’s purchase. This building is rented to others by the bank.

The branch facility in Kearneysville, West Virginia was erected in 1985. This one story brick building opened for business in April of 1985. During 1993, an addition was constructed, doubling the size of this facility.

The bank leases the facilities housing the branch office in Martinsburg, West Virginia that opened in July 2001. The amended lease expires in February 2008. The bank has an additional lease for property adjoining the original leased property. This property will be used for future construction of a new Martinsburg branch office building.

The bank purchased property in Hedgesville, West Virginia and is building a fourth full service branch office on the sight. Anticipated opening date for this branch is May 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values, and (b) dividends. As of March 15, 2003, there were approximately 1,100 shareholders.

Potomac’s common stock is not traded on any stock exchange or over the counter. Potomac (symbol PTBS) is now on the OTC Bulletin Board, a network available to brokers. Scott and Stringfellow, a regional securities firm with an office in Winchester, Virginia, is a market maker for Potomac common stock. A market maker is one who makes a market for a particular stock. Information about sales (but not necessarily all sales) of Potomac common stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2001 and 2002 are based on information available as a result of our participation on the Bulletin Board described above and information gathered on the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends * Paid per Share
		High	Low
2001	First Quarter	$28.750	$25.000	$	N/A
	Second Quarter	33.500	25.250.		.50
	Third Quarter	34.500	32.000		N/A
	Fourth Quarter	38.500	33.000		.85
2002	First Quarter	$38.350	$35.250	$	N/A
	Second Quarter	41.000	36.500		.70
	Third Quarter	42.500	40.100		N/A
	Fourth Quarter	46.500	41.750		.75

* Dividends have been declared traditionally by Potomac on a semi-annual basis. In 2003, Potomac began declaring dividends on a quarterly basis.

The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank’s ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and Commissioner could be required. Management of Potomac anticipates that the dividends paid by Potomac will likely be similar to those paid in the past, but dividends will only be paid when and as declared by the board of directors.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained on pages 6-14 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 7. Financial Statements.

The information contained on pages 15-34 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information contained on pages 6-7 and 17 of the Proxy Statement dated March 31, 2003, for the April 22, 2003 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 17 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	44

Employed by bank as of 1/1/01 as President & CEO; former Senior Credit Officer BB&T Northern West Virginia May 2000—December 2000; former Executive Vice President One Valley Bank East September 1997—April 2000; Senior Vice President Commercial Lending Division One Valley Bank East April 1994—September 1997.

William R. Harner	Sr. Vice President, Secretary & Treasurer 1994	62	Employed at bank since 1967; Sr. Vice President & Cashier since 1988.

Gayle Marshall Johnson	Vice President & Chief Financial Officer 1994	53	Employed with the bank 1977-1985 as as internal auditor. Rejoined bank in 1988 as Financial Officer. Vice President & Financial Officer of bank since 1990.

Donald S. Smith	Vice President & Assistant Secretary 1994	74	Employed at bank 1947 to 1991; President 1979 to 1991 (retired).

Item 10. Executive Compensation.

The information contained on pages 9-10 and 13 of the Proxy Statement dated March 31, 2003, for the April 22, 2003 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained on pages 7-9 of the Proxy Statement dated March 31, 2003, for the April 22, 2003 Annual Meeting under the captions “Principal Holders of Voting Securities” and “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information contained on page 13 of the Proxy Statement dated March 31, 2003, for the April 22, 2003 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 13. Exhibits List and Reports on Form 8-K.

(a) 2.1 Agreement and Plan of Merger dated March 8, 1994, by and between Potomac Bancshares, Inc., and Bank of Charles Town filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994, Registration No. 33-80092.

3.1 Articles of Incorporation of Potomac Bancshares, Inc. filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994, Registration No. 33-80092.

3.2 Amendments to Articles of Incorporation of Potomac Bancshares, Inc. adopted by shareholders on April 25, 1995 and filed with the West Virginia Secretary of State on May 23, 1995, and incorporated by reference from Potomac’s Form 10-KSB for the year ended December 31, 1995 and filed with the Securities and Exchange Commission, File No. 0-24958.

3.3 Bylaws of Potomac Bancshares, Inc. filed with and incorporated by reference from the Registration on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994, Registration No. 33-80092.

3.4 Amended and Restated Bylaws of Potomac Bancshares, Inc. adopted by shareholders April 25, 1995 and incorporated by reference from Potomac’s Form 10-KSB for the year ended December 31, 1995, and filed with the Securities and Exchange Commission, File No. 0-24958.

10.2 Employment Agreement of Mr. Robert F. Baronner, Jr., filed with and incorporated by reference from Form 10-KSB for the year ended December 31, 2002, and filed with the Securities and Exchange Commission, File No. 0-24958.

13	2002 Annual Report to Shareholders*

21	Subsidiaries of the Registrant

99.1	Proxy Statement for the 2003 Annual Meeting for Potomac*

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Financial Officer

*	Filed herewith.

(b) No Form 8-K reports were filed during the last quarter of 2002.

Item 14. Controls and Procedures

The company’s chief executive officer and chief financial officer, based on their evaluation within 90 days prior to the date of this report of the company’s disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the company required to be included in the company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Appearing immediately following the signatures of this annual report on Form 10-KSB, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report on Form 10-KSB is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-KSB), is recorded, processed, summarized and reported within the time period specified under the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company’s financial statements in conformity with generally accepted accounting principles.

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company’s disclosure controls are effective to ensure that material information relating to Potomac and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 27, 2003
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 27, 2003
Gayle Marshall Johnson
Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ J. Scott Boyd	March 27, 2003
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 27, 2003
John P. Burns, Jr., Director

By	/s/ Robert W. Butler	March 27, 2003
Robert W. Butler, Director

By	/s/ Guy Gareth Chicchirichi	March 27, 2003
Guy Gareth Chicchirichi, Director

By	/s/ Thomas C. G. Coyle	March 27, 2003
Thomas C. G. Coyle, Director

Signature & Title		Date

By:	/s/ William R. Harner	March 27, 2003
William R. Harner, Director Sr. Vice President, Secretary & Treasurer

By:	/s/ E. William Johnson	March 27, 2003
E. William Johnson, Director

By:	/s/ John C. Skinner, Jr	March 27, 2003
John C. Skinner, Jr., Director

By:	/s/ Donald S. Smith	March 27, 2003
Donald S. Smith, Director

CERTIFICATION

I, Robert F. Baronner, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Potomac Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President and Chief Executive Officer

CERTIFICATION

I, Gayle Marshall Johnson, certify that:

1. I have reviewed this annual report on Form 10-QSB of Potomac Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Vice President and Chief Financial Officer