Form 10QSB
period 2003-03-31
POTOMAC BANCSHARES INC
filed 2003-05-14
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,781,670 shares

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	(Unaudited) March 31 2003	December 31 2002
Assets:
Cash and due from banks	$9 703	$11 243
Interest-bearing deposits in financial institutions	106	1 970
Securities purchased under agreements to resell and federal funds sold	3 971	3 915
Securities held to maturity (fair value $8,226 at March 31, 2003 and $9,313 at December 31, 2002)	8 011	9 013
Securities available for sale, at fair value	41 381	42 728
Loans held for sale	693	1 924
Loans, net of allowance for loan losses of $1,705 at March 31, 2003 and $1,642 at December 31, 2002	118 847	115 404
Bank premises and equipment, net	4 650	4 457
Accrued interest receivable	998	1 065
Other assets	4 217	1 158

Total Assets	$192 577	$192 877

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$20 958	$21 574
Interest-bearing deposits	139 177	140 606

Total Deposits	160 135	162 180
Accrued interest payable	137	160
Securities sold under agreements to repurchase	7 275	6 103
Federal Home Loan Bank advances	1 962	2 042
Other liabilities	1 522	1 080

Total Liabilities	$171 031	$171 565

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2003, 1,800,000 shares; 2002, 600,000 shares	$1 800	$600
Surplus	4 200	5 400
Undivided profits	15 232	14 801
Accumulated other comprehensive income	562	759

	$21 794	$21 560
Less cost of shares acquired for the treasury, 2003, 18,330 shares; 2002, 6,110 shares	248	248

Total Stockholders’ Equity	$21 546	$21 312

Total Liabilities and Stockholders’ Equity	$192 577	$192 877

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except for per share data)

(Unaudited)

	For the Three Months Ended March 31
	2003	2002
Interest and Dividend Income:
Interest and fees on loans	$2 109	$2 124
Interest on securities held to maturity—taxable	115	286
Interest on securities available for sale—taxable	407	325
Interest on securities purchased under agreements to resell and federal funds sold	10	22
Other interest and dividends	17	20

Total Interest and Dividend Income	$2 658	$2 777
Interest Expense:
Interest on deposits	519	672
Interest on securities sold under agreements to repurchase	41	19
Federal Home Loan Bank advances	28	32

Total Interest Expense	588	723

Net Interest Income	$2 070	$2 054
Provision for Loan Losses	57	90

Net Interest Income after Provision for Loan Losses	$2 013	$1 964

Noninterest Income:
Trust and financial services	$130	$112
Service charges on deposit accounts	268	271
Insurance commissions	19	11
Loan servicing fees	—	1
Gain on sale of securities available for sale	80	—
Net gain on sale of loans	91	37
Other operating income	98	47

Total Noninterest Income	$686	$479

Noninterest Expenses:
Salaries and employee benefits	$988	$790
Net occupancy expense of premises	101	74
Furniture and equipment expenses	172	109
Stationery and supplies	44	23
Communications	35	22
Other operating expenses	347	350

Total Noninterest Expenses	$1 687	$1 368

Income before Income Tax Expense	$1 012	$1 075
Income Tax Expense	349	386

Net Income	$663	$689

Earnings Per Share, basic and diluted	$.37	$.38

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(000 Omitted)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2001	$600	$5 400	$13 208	$—	$209		$19 417
Comprehensive income
Net income	—	—	689	—	—	$689	689
Other comprehensive (loss), unrealized holding (losses) arising during the period (net of tax $103)	—	—	—	—	(200)	(200)	(200)

Total comprehensive income						$489

Balances, March 31, 2002	$600	$5 400	$13 897	$—	$9		$19 906

Balances, December 31, 2002	$600	$5 400	$14 801	$(248)	$759		$21 312
Comprehensive income
Net income	—	—	663	—	—	$663	663
Other comprehensive (loss), unrealized holding (losses) arising during the period (net of tax, $128)	—	—	—	—	(250)	(250)	(250)
Add: reclassification for gains included in net income (net of tax, $27)					53	53	53

Total comprehensive income						$466

Adjustment to reflect 200% stock divided declared as of March 1, 2003	1 200	(1,200)	—	—	—		—
Cash dividends	—	—	(232)	—	—		(232)

Balances, March 31, 2003	$1 800	$4 200	$15 232	$(248)	$562		$21 546

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 Omitted)

(Unaudited)

	For the Three Months Ended
	March 31 2003	March 31 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$663	$689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	57	90
Depreciation	119	70
Discount accretion and premium amortization on securities, net	43	8
(Gain) on sale of securities available for sale	(80)	—
Proceeds from sale of loans	5 237	2 296
Origination of loans for sale	(4 006)	(1 545)
Changes in assets and liabilities:
Decrease in accrued interest receivable	67	26
(Increase) in other assets	(2 957)	(14)
(Decrease) in accrued interest payable	(23)	(35)
Increase in other liabilities	442	277

Net cash provided by (used in) operating activities	$(438)	$1 862

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$1 000	$—
Proceeds from maturity of securities available for sale	—	3 250
Proceeds from sale of securities available for sale	5 079	—
Purchase of securities available for sale	(3 991)	—
Net (increase) in loans	(3 500)	(2 926)
Purchases of bank premises and equipment	(313)	(158)

Net cash provided by (used in) investing activities	$(1 725)	$166

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(616)	$(855)
Net increase (decrease) in interest-bearing deposits	(1 429)	1 171
Net proceeds in securities sold under agreements to repurchase	1 172	474
Repayment of Federal Home Loan Bank advances	(80)	(76)
Cash dividends	(232)	—

Net cash provided by (used in) financing activities	$(1 185)	$714

Increase (decrease) in cash and cash equivalents	$(3 348)	$2 742
CASH AND CASH EQUIVALENTS
Beginning	17 128	15 729

Ending	$13 780	$18 471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$611	$759

Income taxes	$21	$83

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(298)	$(303)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2002. The results of operations for the three month periods ended March 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

2.	On February 11, 2003 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 200% stock dividend payable on March 1, 2003. Shares issued increased from 600,000 to 1,800,000.

3.	The amortized cost and fair value of securities being held to maturity as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	(000 Omitted)
Obligations of U. S. Government agencies	$8 011	$215	$—	$8 226

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	(000 Omitted)
Obligations of U. S. Government agencies	$9 013	$300	$—	$9 313

The amortized cost and fair value of securities available for sale as of March 31, 2003 and December 31, 2002 are as follows:

March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

(000 Omitted)
Obligations of U. S. Government agencies	$40 266	$1 179	$(64)	$41 381

December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

(000 Omitted)
Obligations of U.S. Government agencies	$41 315	$1 413	$—	$42 728

4.	The consolidated loan portfolio, stated at face amount, is composed of the following:

	March 31 2003	December 31 2002
(000 Omitted)
Mortgage loans on real estate:
Construction, land development and other land	$2 311	$2 211
Secured by farmland	1 789	1 821
Secured by 1-4 family residential	66 824	63 239
Other real estate	26 326	26 151
Loans to farmers (except those secured by real estate)	204	249
Commercial and industrial loans (except those secured by real estate)	3 545	3 447
Consumer loans	18 862	19 198
All other loans	691	730

Total loans	$120 552	$117 046
Less: allowance for loan losses	1 705	1 642

	$118 847	$115 404

5.	The following is a summary of transactions in the allowance for loan losses:

	March 31 2003	December 31 2002
	(000 Omitted)
Balance at beginning of period	$1 642	$1 402
Provision charged to operating expense	57	423
Recoveries added to the allowance	34	104
Loan losses charged to the allowance	(28)	(287)

Balance at end of period	$1 705	$1 642

6.	There were no impaired loans at March 31, 2003 and December 31, 2002.

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $285,600 at March 31, 2003. If interest on these loans had been accrued, such income would have been $6,715 for the first three months of 2003. There were no nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2002.

7.	Weighted Average Number of Shares Outstanding

	2003	2002
Weighted average number of shares outstanding for the three months ending March 31	1 781 670	1 800 000

Shares outstanding have been restated to reflect the 200% stock dividend discussed in Note 2.

8.	Recent Accounting Pronouncements

There were no recent accounting pronouncements since December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

FINANCIAL OVERVIEW

Between December 31, 2002 and March 31, 2003, total assets have remained stable at $192 million. Investments have decreased $2 million and loans have increased $3 million since December 31, 2002. Loan growth has been primarily in loans secured with 1-4 family residential property with some decline in consumer borrowing for personal expenditures.

Total deposits have decreased $2 million since December 31, 2002. There have been some slight changes between deposit categories which are typical in the normal course of business but no major trend shifts are apparent.

As management anticipated, loans have grown moderately during 2002 and during the first quarter of 2003 rather than dramatically as in 2001. Deposits have followed the same pattern except with a slight decline during the first quarter of 2003.

The March 31, 2003 annualized return on average assets is 1.38% compared to 1.35% at December 31, 2002. At March 31, 2003 the annualized return on average equity is 12.18% compared to 11.97% at December 31, 2002. The leverage capital (equity to assets) ratio is 10.90% at March 31, 2003 compared to 10.77% at December 31, 2002.

The following table is an analysis of the Corporation’s allowance for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. The loan policy regarding the grading and review system has recently been revised to enhance procedures for our growing portfolio of commercial loans as well as to update procedures for all other loans. Written reports are prepared on a quarterly basis for all loans except the commercial portfolio. Information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the Bank’s grading and review system, management believes the loan loss allowance is adequate.

March 31, 2003
(000 Omitted)
Balance at beginning of period	$1 642
Charge-offs:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	—
Consumer	28

Total charge-offs	28

Recoveries:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	—
Consumer	34

Total recoveries	34

Net charge-offs (recoveries)	(6)
Additions charged to operations	57

Balance at end of period	$1 705

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(.005)%

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

March 31, 2003
(000 Omitted)
Nonaccrual loans	$286
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$286

Loans past due 90 days accruing interest	$8

Allowance for loan losses to period end loans	1.41%

Nonperforming assets to period end loans and foreclosed properties	.237%

At March 31, 2003, other potential problem loans (excluding impaired loans) totalled $778,960. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.

The comparison of the income statements for the three months ended March 31, 2003 and 2002 shows a decrease of 4% in net income in 2003 when compared with 2002. Interest and dividend income is down about 4% in 2003 compared to 2002 primarily due to the lower interest rates. Interest expense is down 19% due to lower rates. Net interest income in 2003 is slightly above 2002 because of the reduction in interest expense.

Noninterest income increased 43% as of March 31, 2003 compared to March 31, 2002. A large part of increased income is from a gain on sale of securities available for sale. Additional increases were from secondary market fee income as a result of activity due to lower interest rates, increased Visa/MC fee income because of increased debit card usage, and income from increase in cash surrender value of bank owned life insurance purchased in January. Noninterest expense increased 23% in 2003 compared to 2002. Salaries and employee benefits increased 25% in 2003 when compared to 2002 due in large part to increased group insurance costs when the bank changed insurance carriers. Furniture and equipment expenses increased 57% in 2003 compared to 2002 due to a major computer conversion started late in 2002 and continuing through mid 2003.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The Corporation’s statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities that was also spent on operating activities such as initial funding of loans held for sale and purchase of bank owned life insurance. Funds from maturity and sale of securities available for sale were used to fund investing activities. Financing activities provided funds through increases in securities sold under agreements to repurchase. Cash and cash equivalents decreased during this period, however, liquidity of the Corporation is adequate to meet present and future financial obligations.

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

(b) Reports on Form 8-K:

A Form 8-K was filed with SEC on February 26, 2003. The form included notification that the Potomac Board of Directors had authorized

(1)	a 200% stock dividend to shareholders of record as of February 15, 2003 payable March 1, 2003,

(2)	payment of dividends on a quarterly basis rather than on a semi-annual basis as has been traditional, and

(3)	the first quarterly dividend of $.13 per share for all shareholders of record on February 15, 2003 payable on March 1, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date:	May 12, 2003	/s/ ROBERT F. BARONNER, JR.
Robert F. Baronner, Jr. President & CEO

Date:	May 12, 2003	/s/ GAYLE MARSHALL JOHNSON
Gayle Marshall Johnson Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert F. Baronner, Jr., Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Potomac Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ ROBERT F. BARONNER, JR.
Robert F. Baronner, Jr. Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gayle Marshall Johnson, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Potomac Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ GAYLE MARSHALL JOHNSON
Gayle Marshall Johnson Chief Financial Officer