Form 10QSB
period 2003-06-30
POTOMAC BANCSHARES INC
filed 2003-08-13
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,781,670 shares

Transitional Small Business Disclosure Format (check one):    Yes   ☐  No  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	(Unaudited) June 30 2003	December 31 2002
Assets:
Cash and due from banks	$10 692	$11 243
Interest-bearing deposits in financial institutions	41	1 970
Securities purchased under agreements to resell and federal funds sold	8 694	3 915
Securities held to maturity (fair value $6,163 at June 30, 2003 and $9,313 at December 31, 2002)	6 008	9 013
Securities available for sale, at fair value	39 764	42 728
Loans held for sale	847	1 924
Loans, net of allowance for loan losses of $1,703 at June 30, 2003 and $1,642 at December 31, 2002	120 315	115 404
Bank premises and equipment, net	5 014	4 457
Accrued interest receivable	959	1 065
Other assets	4 098	1 158

Total Assets	$196 432	$192 877

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$26 427	$21 574
Interest-bearing deposits	136 004	140 606

Total Deposits	162 431	162 180
Accrued interest payable	128	160
Securities sold under agreements to repurchase	8 343	6 103
Federal Home Loan Bank advances	1 881	2 042
Other liabilities	1 440	1 080

Total Liabilities	$174 223	$171 565

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2003, 1,800,000 shares; 2002, 600,000 shares	$1 800	$600
Surplus	4 200	5 400
Undivided profits	15 616	14 801
Accumulated other comprehensive income	841	759

	$22 457	$21 560
Less cost of shares acquired for the treasury, 2003, 18,330 shares; 2002, 6,110 shares	248	248

Total Stockholders’ Equity	$22 209	$21 312

Total Liabilities and Stockholders’ Equity	$196 432	$192 877

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except for per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Interest and Dividend Income:
Interest and fees on loans	$2 176	$2 175	$4 285	$4 299
Interest on securities held to maturity - taxable	94	261	209	547
Interest on securities available for sale - taxable	369	366	776	691
Interest on securities purchased under agreements to resell and federal funds sold	19	23	29	45
Other interest and dividends	17	19	34	39

Total Interest and Dividend Income	$2 675	$2 844	$5 333	$5 621
Interest Expense:
Interest on deposits	$515	$650	$1 034	$1 322
Interest on securities sold under agreements to repurchase	42	22	83	41
Federal Home Loan Bank advances	26	31	54	63

Total Interest Expense	$583	$703	$1 171	$1 426

Net Interest Income	$2 092	$2 141	$4 162	$4 195
Provision for Loan Losses	27	109	84	199

Net Interest Income after Provision for Loan Losses	$2 065	$2 032	$4 078	$3 996

Noninterest Income:
Trust and financial services	$128	$120	$258	$232
Service charges on deposit accounts	279	274	547	545
Insurance commissions	22	29	41	40
Gain on sale of securities available for sale	—	—	80	—
Net gain on sale of loans	129	26	220	63
Cash surrender value of life insurance	41	—	80	—
Other operating income	88	63	147	111

Total Noninterest Income	$687	$512	1 373	$991

Noninterest Expenses:
Salaries and employee benefits	$971	$920	$1 959	$1 710
Net occupancy expense of premises	100	84	201	158
Furniture and equipment expenses	236	129	405	238
Stationery and supplies	50	49	94	72
Communications	32	31	67	53
Postage	42	37	70	72
Advertising and marketing	63	48	106	79
ATM and check card expenses	47	25	78	46
Other operating expenses	253	235	501	498

Total Noninterest Expenses	$1 794	$1 558	$3 481	$2 926

Income before Income Tax Expense	$958	$986	$1 970	$2 061
Income Tax Expense	339	351	688	737

Net Income	$619	$635	$1 282	$1 324

Earnings Per Share, basic and diluted	$.35	$.35	$.72	$.74

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(000 Omitted)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2001	$600	$5 400	$13 208	$—	$209		$19 417
Comprehensive income
Net income	—	—	1 324	—	—	$1 324	1 324
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $103)	—	—	—	—	200	200	200

Total comprehensive income						$1 524

Cash dividends	—	—	(420)	—	—		(420)
Purchase of treasury shares; 4,310	—	—	—	(170)	—		(170)

Balances, June 30, 2002	$600	$5 400	$14 112	$(170)	$409		$20 351

Balances, December 31, 2002	$600	$5 400	$14 801	$(248)	$759		$21 312
Comprehensive income
Net income	—	—	1 282	—	—	$1 282	1 282
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $15)	—	—	—	—	29	29	29
Add: reclassification for gains included in net income (net of tax, $27)	—	—	—	—	53	53	53

Total comprehensive income						$1 364

Adjustment to reflect 200% stock dividend declared as of March 1, 2003	1 200	(1,200)	—	—	—		—
Cash dividends	—	—	(467)	—	—		(467)

Balances, June 30, 2003	$1 800	$4 200	$15 616	$(248)	$841		$22 209

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 Omitted)

(Unaudited)

	For the Six Months Ended
	June 30 2003	June 30 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1 282	$1 324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	84	199
Depreciation	273	144
Discount accretion and premium amortization on securities, net	86	18
(Gain) on sale of securities available for sale	(80)	—
Proceeds from sale of loans	12 488	3 671
Origination of loans for sale	(11 411)	(3 475)
Changes in assets and liabilities:
Decrease in accrued interest receivable	106	8
(Increase) in other assets	(2 983)	(228)
(Decrease) in accrued interest payable	(32)	(40)
Increase (decrease) in other liabilities	360	(40)

Net cash provided by operating activities	$173	$1 581

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$3 000	$3 000
Proceeds from maturity of securities available for sale	2 000	6 250
Proceeds from sale of securities available for sale	5 079	—
Purchase of securities available for sale	(3 991)	(9 034)
Net (increase) in loans	(4 995)	(7 312)
Purchases of bank premises and equipment	(830)	(241)

Net cash provided by (used in) investing activities	$263	$(7 337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$4 853	$1 104
Net increase (decrease) in interest-bearing deposits	(4 602)	5 906
Net proceeds in securities sold under agreements to repurchase	2 240	117
Repayment of Federal Home Loan Bank advances	(161)	(153)
Purchase of treasury shares	—	(170)
Cash dividends	(467)	(420)

Net cash provided by financing activities	$1 863	$6 384

Increase in cash and cash equivalents	$2 299	$628
CASH AND CASH EQUIVALENTS
Beginning	17 128	15 729

Ending	$19 427	$16 357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 203	$1 466

Income taxes	$548	$924

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$125	$303

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and December 31, 2002, and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2002. The results of operations for the six month periods ended June 30, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

2.	On February 11, 2003 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 200% stock dividend payable on March 1, 2003. Shares issued increased from 600,000 to 1,800,000.

3.	The amortized cost and fair value of securities being held to maturity as of June 30, 2003 and December 31, 2002 are as follows:

	(000 Omitted) June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$6 008	$155	$—	$6 163

	(000 Omitted) December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$9 013	$300	$—	$9 313

The amortized cost and fair value of securities available for sale as of June 30, 2003 and December 31, 2002 are as follows:

(000 Omitted) June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$38 226	$1 538	$—	$39 764

(000 Omitted) December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$41 315	$1 413	$—	$42 728

4.	The loan portfolio, stated at face amount, is composed of the following:

(000 Omitted)
	June 30 2003	December 31 2002
Mortgage loans on real estate:
Construction, land development and other land	$3 862	$2 211
Secured by farmland	1 895	1 821
Secured by 1-4 family residential	65 868	63 239
Other real estate	26 968	26 151
Loans to farmers (except those secured by real estate)	390	249
Commercial and industrial loans (except those secured by real estate)	4 323	3 447
Consumer loans	17 897	19 198
All other loans	815	730

Total loans	$122 018	$117 046
Less: allowance for loan losses	1 703	1 642

	$120 315	$115 404

5.	The following is a summary of transactions in the allowance for loan losses:

	(000 Omitted)
	June 30 2003	December 31 2002
Balance at beginning of period	$1 642	$1 402
Provision charged to operating expense	84	423
Recoveries added to the allowance	66	104
Loan losses charged to the allowance	(89)	(287)

Balance at end of period	$1 703	$1 642

6.	There were no impaired loans at June 30, 2003 and December 31, 2002.

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $307,694 at June 30, 2003. If interest on these loans had been accrued, such income would have been $11,515 for the first six months of 2003. There were no nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2002.

7.	Weighted Average Number of Shares Outstanding

	2003	2002
Weighted average number of shares outstanding for the six months ending June 30	1 781 670	1 797 285

Shares outstanding have been restated to reflect the 200% stock dividend discussed in Note 2.

8.	Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

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

FINANCIAL OVERVIEW

Between December 31, 2002 and June 30, 2003, total assets have increased 2% from $192 million to $196 million. Investments (securities purchased under agreements to resell, federal funds sold, securities held to maturity and securities available for sale) have decreased $1 million and loans have increased $5 million since December 31, 2002. Loan growth has been in loans secured with 1-4 family residential property and construction, land development and other land, in commercial and industrial loans. Consumer borrowing for personal expenditures has continued its slight decline since December 31, 2002.

Total deposits are at the same level as December 31, 2002 after some decline was reported at March 31, 2003. Since December 31, 2002, noninterest-bearing demand deposits have increased $5 million and select checking accounts (accounts that pay higher interest on balances of $5 thousand and above) have decreased $5 million. Other types of deposit accounts have remained stable.

As management anticipated, loans have continued to grow moderately during the first half of 2003 and this trend is expected to continue throughout 2003.

The June 30, 2003 annualized return on average assets is 1.32% compared to 1.35% at December 31, 2002. At June 30, 2003 the annualized return on average equity is 11.79% compared to 11.97% at December 31, 2002. The leverage capital (equity to assets) ratio is 10.93% at June 30, 2003 compared to 10.77% at December 31, 2002.

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

(000 Omitted) June 30, 2003
Balance at beginning of period	$1 642
Charge-offs:
Commercial, financial and agricultural	—
Real estate—construction	—
Real estate—mortgage	—
Consumer	89

Total charge-offs	89

Recoveries:
Commercial, financial and agricultural	—
Real estate—construction	—
Real estate—mortgage	8
Consumer	58

Total recoveries	66

Net charge-offs	23
Additions charged to operations	84

Balance at end of period	$1 703

Ratio of net charge-offs during the period to average loans outstanding during the period	.019%

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

(000 Omitted) June 30, 2003
Nonaccrual loans	$308
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$308

Loans past due 90 days accruing interest	$—

Allowance for loan losses to period end loans	1.40%

Nonperforming assets to period end loans and foreclosed properties	.252%

At June 30, 2003, other potential problem loans (excluding impaired loans) totalled $661,254. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.

The comparison of the income statements for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 shows similar differences between 2003 and 2002. Interest income and interest expense are both down in 2003 compared to 2002 due primarily to lower interest rates. Net interest income also shows a small decrease in both the three month and the six month comparison of 2003 with 2002.

Noninterest income increased 38% for the six months ended June 30, 2003 compared to June 30, 2002. There was a 34% increase in noninterest income for the three months ended June 30, 2003 compared to June 30, 2002. There are a number of reasons for these increases. There was a gain on sale of securities available for sale. Additional increases were from secondary market fee income as a result of activity due to lower interest rates, increased Visa/MC fee income because of increased debit card usage, and income from increase in cash surrender value of bank owned life insurance purchased in January 2003.

Noninterest expense increased 15% for the three months ended June 30, 2003 compared to the same period in 2002. For the six months ended June 30, 2003 compared to the same period in 2002, there was a 19% increase in noninterest expense. Salaries and employee benefits increased for both the three and six month periods in 2003 when compared to those same periods in 2002 due to the additional employees for the new branch office in Hedgesville, Berkeley County, West Virginia and to increased group insurance costs. Occupancy expense and furniture and equipment expenses increased in 2003 for both the three and six month periods compared to the same 2002 periods due to construction of the new branch office in Hedgesville and a major computer conversion started late in 2002 and continuing through mid 2003. The major increase for the six month period ended June 30, 2003 compared to 2002 included in other operating expenses was in ATM and check card expense due to reissuance of cards related to the computer conversion.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The Corporation’s statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Operating activities requiring funds include the initial funding of loans held for sale and the January 1, 2003 purchase of bank owned life insurance. Funds from maturity and sale of securities available for sale and maturity of securities held to maturity were used to fund investing activities. Investments made year to date include purchase of securities available for sale, funding loans, and purchases of bank premises and equipment. Financing activities provided funds through increases in securities sold under agreements to repurchase. Financing activity expenditures included repaying a Federal Home Loan Bank advance and paying cash dividends to shareholders. Cash and cash equivalents increased during this period. The Corporation has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the Corporation is adequate to meet present and future financial obligations.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the period ended June 30, 2003. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable

4.	Instruments defining the rights of security holders, including indentures. Not applicable

10.	Material contracts.
Not applicable

11.	Statement re: computation of per share earnings.
Not applicable

15.	Letter on unaudited interim financial information.
Not applicable

18.	Letter on change in accounting principles.
Not applicable

19.	Reports furnished to security holders.
Not applicable

22.	Published report regarding matters submitted to vote of security holders.
Not applicable

23.	Consent of experts and counsel.
Not applicable

24.	Power of attorney.
Not applicable

31.1	Certification Under Exchange Act Rule 13a-14(a), Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14(a), Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K:

A Form 8-K was filed with SEC on April 30, 2003. The form included notification that the Potomac Board of Directors had authorized a $.1325 per share quarterly dividend for all shareholders of record on May 15, 2003 payable on June 1, 2003.

A Form 8-K was filed with SEC on May 19, 2003. The form reported the May 13, 2003 announcement at the reconvened shareholders’ meeting that Proposal 3 (stock option plan) was approved with a 92% majority of the shares voted. Results were 1,056,989 votes for, 71,070 votes against, and 17,790 abstentions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date August 11, 2003	/s/ ROBERT F. BARONNER, JR.
Robert F. Baronner, Jr. President & CEO

Date August 11, 2003	/s/ GAYLE MARSHALL JOHNSON
Gayle Marshall Johnson Vice President and Chief Financial Officer