Form 10QSB
period 2003-09-30
POTOMAC BANCSHARES INC
filed 2003-11-13
CIK 925173

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2003

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

Yes  ☐    No  ☐    Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,702,671 shares

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	(Unaudited) September 30 2003	December 31 2002
Assets:
Cash and due from banks	$11 564	$11 243
Interest-bearing deposits in financial institutions	396	1 970
Securities purchased under agreements to resell and federal funds sold	902	3 915
Securities held to maturity (fair value $6,101 at September 30, 2003 and $9,313 at December 31, 2002)	6 005	9 013
Securities available for sale, at fair value	38 665	42 728
Loans held for sale	633	1 924
Loans, net of allowance for loan losses of $1,748 at September 30, 2003 and $1,642 at December 31, 2002	129 338	115 404
Bank premises and equipment, net	5 007	4 457
Accrued interest receivable	880	1 065
Other assets	4 440	1 158

Total Assets	$197 830	$192 877

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$23 432	$21 574
Interest-bearing deposits	141 784	140 606
Total Deposits	165 216	162 180
Accrued interest payable	122	160
Securities sold under agreements to repurchase	8 604	6 103
Federal Home Loan Bank advances	1 799	2 042
Other liabilities	1 260	1 080

Total Liabilities	$177 001	$171 565

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2003, 1,800,000 shares; 2002, 600,000	$1 800	$600
Surplus	4 200	5 400
Undivided profits	16 071	14 801
Accumulated other comprehensive income	467	759

	$22 538	$21 560
Less cost of shares acquired for the treasury, 2003, 97,329 shares; 2002, 6,110 shares	1 709	248

Total Stockholders’ Equity	$20 829	$21 312

Total Liabilities and Stockholders’ Equity	$197 830	$192 877

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except for per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Interest and Dividend Income:
Interest and fees on loans	$2 228	$2 222	$6 513	$6 521
Interest on securities held to maturity—taxable	75	247	284	794
Interest on securities available for sale—taxable	357	390	1 133	1 081
Interest on securities purchased under agreements to resell and federal funds sold	7	23	36	68
Other interest and dividends	17	21	51	60

Total Interest and Dividend Income	$2 684	$2 903	$8 017	$8 524

Interest Expense:
Interest on deposits	$464	$664	$1 498	$1 986
Interest on securities sold under agreements to repurchase	42	25	125	66
Federal Home Loan Bank advances	26	30	80	93

Total Interest Expense	$532	$719	$1 703	$2 145

Net Interest Income	$2 152	$2 184	$6 314	$6 379

Provision for Loan Losses	64	94	148	293

Net Interest Income after Provision for Loan Losses	$2 088	$2 090	$6 166	$6 086

Noninterest Income:
Trust and financial services	$115	$106	$347	$338
Service charges on deposit accounts	316	277	863	822
Brokerage, underwriting fees and commissions	20	—	46	—
Insurance commissions	24	19	65	59
Gain on sale of securities available for sale	19	—	99	—
Net gain on sale of loans	98	54	318	117
Cash surrender value of life insurance	43	—	123	—
Other operating income	109	70	256	181

Total Noninterest Income	$744	$526	2 117	$1 517

Noninterest Expenses:
Salaries and employee benefits	$951	$826	$2 910	$2 536
Net occupancy expense of premises	85	81	286	239
Furniture and equipment expenses	262	146	667	384
Stationery and supplies	42	35	136	108
Communications	37	26	104	79
Postage	35	28	105	100
Advertising and marketing	56	57	162	135
ATM and check card expenses	44	33	122	79
Other operating expenses	273	236	774	734

Total Noninterest Expenses	$1 785	$1 468	$5 266	$4 394

Income before Income Tax Expense	$1 047	$1 148	$3 017	$3 209

Income Tax Expense	361	407	1 049	1 144

Net Income	$686	$741	$1 968	$2 065

Earnings Per Share, basic and diluted	$.40	$.41	$1.11	$1.15

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(000 Omitted)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2001	$600	$5 400	$13 208	$—	$209	$19 417
Comprehensive income
Net income	—	—	2 065	—	—	$2 065	2 065
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $103)	—	—	—	—	667	667	667

Total comprehensive income					$2 732

Cash dividends	—	—	(420)	—	—		(420)
Purchase of treasury shares; 4,310	—	—	—	(170)	—		(170)

Balances, September 30, 2002	$600	$5 400	$14 853	$(170)	$876		$21 559

Balances, December 31, 2002	$600	$5 400	$14 801	$(248)	$759		$21 312

Comprehensive income
Net income	—	—	1 968	—	—	$1 968	1 968
Other comprehensive income, unrealized holding (losses) arising during the period (net of tax, $(184))	—	—	—	—	(357)	(357)	(357)
Add: reclassification for gains included in net income (net of tax, $34)	—	—	—	—	65	65	65

Total comprehensive income						$1 676

Adjustment to reflect 200% stock dividend declared as of March 1, 2003	1 200	(1,200)	—	—	—		—
Cash dividends	—	—	(698)	—	—		(698)
Purchase of treasury shares; 78,999	—	—	—	(1 461)	—		(1 461)

Balances, September 30, 2003	$1 800	$4 200	$16 071	$(1 709)	$467		$20 829

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 Omitted)

(Unaudited)

	For the Nine Months Ended
	September 30 2003	September 30 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1 968	$2 065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	148	293
Depreciation	463	228
Deferred tax expense (benefit)	—	(96)
Discount accretion and premium amortization on securities, net	126	35
(Gain) on sale of securities available for sale	(99)	—
Proceeds from sale of loans	18 400	6 727
Origination of loans for sale	(17 109)	(6 585)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	185	(97)
(Increase) in other assets	(3 131)	(208)
(Decrease) in accrued interest payable	(38)	(45)
Increase (decrease) in other liabilities	180	(130)

Net cash provided by operating activities	$1 093	$2 187

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$3 000	$5 000
Proceeds from maturity of securities available for sale	7 000	9 250
Proceeds from sale of securities available for sale	8 118	—
Purchase of securities available for sale	(11 517)	(18 239)
Net (increase) in loans	(14 082)	(9 878)
Purchases of bank premises and equipment	(1 013)	(518)

Net cash (used in) investing activities	$(8 494)	$(14 385)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$1 858	$(488)
Net increase in interest-bearing deposits	1 178	12 622
Net proceeds in securities sold under agreements to repurchase	2 501	1 468
Repayment of Federal Home Loan Bank advances	(243)	(231)
Purchase of treasury shares	(1 461)	(170)
Cash dividends	(698)	(420)

Net cash provided by financing activities	$3 135	$12 781

Increase (decrease) in cash and cash equivalents	$(4 266)	$583

CASH AND CASH EQUIVALENTS
Beginning	17 128	15 729

Ending	$12 862	$16 312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 741	$2 190

Income taxes	$878	$1 311

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) securities available for sale	$(442)	$1 011

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and December 31, 2002, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2002. The results of operations for the nine month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

2.	On February 11, 2003 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 200% stock dividend payable on March 1, 2003. Shares issued increased from 600,000 to 1,800,000.

3.	The amortized cost and fair value of securities being held to maturity as of September 30, 2003 and December 31, 2002 are as follows:

	(000 Omitted)
	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$6 005	$96	$—	$6 101

	(000 Omitted)
	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$9 013	$300	$—	$9 313

The amortized cost and fair value of securities available for sale as of September 30, 2003 and December 31, 2002 are as follows:

(000 Omitted)
September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$37 695	$1 021	$(51)	$38 665

(000 Omitted)
December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$41 315	$1 413	$—	$42 728

4.	The loan portfolio, stated at face amount, is composed of the following:

(000 Omitted)
	September 30 2003	December 31 2002
Mortgage loans on real estate:
Construction, land development and other land	$8 875	$2 211
Secured by farmland	3 291	1 821
Secured by 1-4 family residential	63 963	63 239
Other real estate	28 115	26 151
Loans to farmers (except those secured by real estate)	368	249
Commercial and industrial loans (except those secured by real estate)	8 490	3 447
Consumer loans	17 284	19 198
All other loans	700	730

Total loans	$131 086	$117 046
Less: allowance for loan losses	1 748	1 642

	$129 338	$115 404

5.	The following is a summary of transactions in the allowance for loan losses:

	(000 Omitted)
	September 30 2003	December 31 2002
Balance at beginning of period	$1 642	$1 402
Provision charged to operating expense	148	423
Recoveries added to the allowance	84	104
Loan losses charged to the allowance	(126)	(287)

Balance at end of period	$1 748	$1 642

6.	There were no impaired loans at September 30, 2003 and December 31, 2002.

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $301,615 at September 30, 2003. If interest on these loans had been accrued, such income would have been $16,288 for the first nine months of 2003. There were no nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2002.

7.	Weighted Average Number of Shares Outstanding

	2003	2002
Weighted average number of shares outstanding for the nine months ending September 30	1 766 044	1 793 844

Shares outstanding have been restated to reflect the 200% stock dividend discussed in Note 2.

8.	Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

FINANCIAL OVERVIEW

Between December 31, 2002 and September 30, 2003, total assets have increased 2% from $193 million to $198 million. Securities purchased under agreements to resell, federal funds sold, securities held to maturity and securities available for sale have decreased $10 million and loans have increased $14 million since December 31, 2002. Loan growth has been in loans secured by real estate for construction, land development and other land, in loans secured by farmland and other real estate and in commercial and industrial loans. Consumer borrowing for personal expenditures has continued to decline since December 31, 2002 now being about 10% behind December 31, 2002.

As management anticipated, loans grew moderately during the first half of 2003. However, the growth rate has increased some in the third quarter of 2003.

Total deposits are about 2% above the level of December 31, 2002 after some decline was reported at March 31, 2003. Since December 31, 2002, noninterest-bearing demand deposits have increased $2 million. Select checking balances (accounts that pay higher interest on balances of $5 thousand and above) have increased $9 million since June 30, 2003. As of July 1, 2003, the bank stopped offering money market accounts and the $6 million in money market accounts were changed to select checking accounts. Select checking balances also increased an additional $3 million.

The September 30, 2003 annualized return on average assets is 1.34% compared to 1.35% at December 31, 2002. At September 30, 2003 the annualized return on average equity is 12.45% compared to 11.97% at December 31, 2002. The leverage capital (equity to assets) ratio is 11.27% at September 30, 2003 compared to 10.77% at December 31, 2002. The increase in ratios involving equity has been aided by the repurchase of additional stock for the treasury during the third quarter.

The following table is an analysis of the Corporation’s allowance for loan losses. Net charge-offs for the Corporation have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. The loan policy regarding the grading and review system has recently been revised to enhance procedures for our growing portfolio of commercial loans as well as to update procedures for all other loans. Written reports are prepared on a quarterly basis for all loans. Information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the Bank’s grading and review system, management believes the loan loss allowance is adequate.

(000 Omitted)
September 30, 2003
Balance at beginning of period	$1 642
Charge-offs:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	—
Consumer	126

Total charge-offs	126

Recoveries:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	8
Consumer	76

Total recoveries	84

Net charge-offs	42
Additions charged to operations	148

Balance at end of period	$1 748

Ratio of net charge-offs during the period to average loans outstanding during the period	.034%

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

(000 Omitted)
September 30, 2003
Nonaccrual loans	$302
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$302

Loans past due 90 days accruing interest	$99

Allowance for loan losses to period end loans	1.33%

Nonperforming assets to period end loans and foreclosed properties	.230%

At September 30, 2003, other potential problem loans (excluding impaired loans) totalled $790 thousand. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.

The comparison of the income statements for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002 shows similar differences between 2003 and 2002. Interest income and interest expense are both down in 2003 compared to 2002 due primarily to lower interest rates. Net interest income also shows a small decrease in both the three month and the nine month comparison of 2003 with 2002.

Noninterest income increased 39% for the nine months ended September 30, 2003 compared to September 30, 2002. There was a 41% increase in noninterest income for the three months ended September 30, 2003 compared to September 30, 2002. There are a number of reasons for these increases. There were gains on sales of securities available for sale. Additional increases were from secondary market fee income as a result of activity due to lower interest rates, increased Visa/MC fee income because of increased debit card usage, and income from increase in cash surrender value of bank owned life insurance purchased in January 2003.

Noninterest expense increased 21% for the three months ended September 30, 2003 compared to the same period in 2002. For the nine months ended September 30, 2003 compared to the same period in 2002, there was a 20% increase in noninterest expense. Salaries and employee benefits increased for both the three and nine month periods in 2003 when compared to those same periods in 2002 due to annual pay increases, the additional employees for the new branch office in Hedgesville, Berkeley County, West Virginia, increased group insurance costs, increased pension expense to compensate for decreased market value of plan assets, and increased 401-k expense due to increase in employer match and increased participation. Occupancy expense and furniture and equipment expenses increased in 2003 for both the three and nine month periods compared to the same 2002 periods due to construction of the new branch office in Hedgesville and a major computer conversion started late in 2002 and continuing through mid 2003. A number of increases for the nine month period ended September 30, 2003 compared to 2002 are included in other operating expenses such as ATM and check card expense increases related to the computer conversion, external audit fee increases due to EDP audit (occurs every other year), website maintenance and online banking expense increases related to computer conversion.

Liquid assets of the Corporation include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The Corporation’s statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Operating activities requiring funds include the initial funding of loans held for sale and the January 1, 2003 purchase of bank owned life insurance. Funds from maturity and sales of securities available for sale and maturity of securities held to maturity were used to fund investing activities. Investments made year to date include purchase of securities available for sale, funding loans, and purchases of bank premises and equipment. Financing activities provided funds through increases in securities sold under agreements to repurchase and increases in deposits. Financing activity expenditures included repaying a Federal Home Loan Bank advance, paying cash dividends to shareholders and purchasing shares for the treasury. Cash and cash equivalents decreased during this period. The Corporation has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the Corporation is adequate to meet present and future financial obligations.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable

4.	Instruments defining the rights of security holders, including indentures.

Not applicable

10.	Material contracts.

Not applicable

11.	Statement re: computation of per share earnings.

Not applicable

15.	Letter on unaudited interim financial information.

Not applicable

18.	Letter on change in accounting principles.

Not applicable

19.	Reports furnished to security holders.

Not applicable

22.	Published report regarding matters submitted to vote of security holders.

Not applicable

23.	Consent of experts and counsel.

Not applicable

24.	Power of attorney.

Not applicable

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K:

A Form 8-K was filed with SEC on August 8, 2003. The form included notification that the Potomac Board of Directors had authorized a $.1350 per share quarterly dividend for all shareholders of record on August 15, 2003 payable on September 1, 2003. The form also included notification that Potomac repurchased 78,999 shares of its common stock at $18.50 per share representing 4.43% of the company’s outstanding common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date November 10, 2003	/s/ ROBERT F. BARONNER, JR. Robert F. Baronner, Jr. President & CEO

Date November 10, 2003	/s/ GAYLE MARSHALL JOHNSON Gayle Marshall Johnson Vice President and Chief Financial Officer