Form 10KSB
period 2003-12-31
POTOMAC BANCSHARES INC
filed 2004-03-29
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange ACT OF 1934

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.                     $13,629,758

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $38,666,147 as of March 10, 2004

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐ Not Applicable ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,698,817 as of March 10, 2004

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents that are incorporated by reference in the Form 10-KSB Annual Report, and the Parts and Items of the Form 10-KSB into which the documents are incorporated.

Document	Part of the Form 10-KSB Into Which the Document is Incorporated
Portions of Potomac Bancshares, Inc.’s 2003 Annual Report to Shareholders for the year ended December 31, 2003	Part II, Items 6 and 7

Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders	Part III, Items 9, 10, 11, 12 and 14

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

PART I

Item 1.	Description of Business.

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

•	Harpers Ferry, West Virginia,
•	Kearneysville, West Virginia,
•	Martinsburg, West Virginia and
•	Hedgesville, West Virginia.

The bank provides individuals, businesses and local governments with a broad range of banking services. These services include

•	Commercial credit lines,
•	Real estate loans, secondary and adjustable rate mortgages,
•	Equipment loans and retail loan products,
•	Checking and savings accounts,
•	Certificates of deposit, and
•	Individual retirement accounts.

Automated teller machines located at each of the five offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, provide certain services to customers on a twenty-four hour basis. Bill paying and certain other banking services are available through the Internet. The trust and financial services department provides financial management, investment and trust services.

Lending Activities. The bank offers installment, term, and real estate loans for consumer and commercial purposes. These loans can be unsecured, secured by collateral being purchased or secured by other collateral.

Underwriting standards for all lending include

•	Sound credit analysis,
•	Proper documentation according to the bank’s loan policy standards,
•	Promotion of profitable customer relationships with cross-selling of bank services,
•	Avoidance of loan concentrations to a single industry or with a single class of collateral, and
•	Diligent maintenance of past due and nonaccrual loans.

It is management’s goal to maintain a relatively equal lending distribution among the following loan categories:

•	Commercial,
•	Commercial real estate,
•	Residential real estate and
•	Consumer or retail.

The lending policies of the bank address the importance of a diversified portfolio and of a balance between maximum yield and minimum risk. It is the bank’s policy to avoid concentrations of loans such as loans to one industry, loans to one borrower or guarantor or loans secured by similar collateral.

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

Loans secured by real estate are made to individuals and businesses for

•	The purchase of raw land and land development,
•	Commercial, multi-family and other non-residential construction,
•	Purchase of improved property,
•	Purchase of owner occupied one to four family residential property,
•	Lines of credit, and
•	Home equity loans.

Approximately 74% of the bank’s loans are secured by real estate. These loans had an average delinquency rate of .65% and a loss rate of .01% during 2003. The average delinquency rate and loss rate are based on comparisons to 2003 average total loans.

As of December 31, 2003, aggregate dollar amounts in loan categories secured by real estate are as follows:

• Construction and land development	$13,956,590
• Secured by farmland	3,711,332
• Secured by 1-4 family residential	60,903,351
• Other	25,313,790

$103,885,063

Commercial loans not secured by real estate with an aggregate balance of $17,649,329 at December 31, 2003 make up approximately 13% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

•	Grant loans on a sound and collectible basis,
•	Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
•	Serve the legitimate credit needs of the community in which the bank is located.

Average delinquency for commercial loans not secured by real estate was 0% and the loss rate was 0% during 2003.

Retail loans to individuals for personal expenditures are approximately 12% of the bank’s total loans at December 31, 2003. The aggregate balance of these loans was $17,549,454 at December 31, 2003. The majority of these loans are installment loans with the remainder made as term loans.

There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of .23% and a loss rate of .79% in 2003 (based on comparisons to 2003 average total loans).

The remaining aggregate dollar amount of the bank’s loans is $973,978 (less than 1% of total loans) at December 31, 2003. This amount includes:

• Obligations of states and political subdivisions secured by real estate	$590,294
• Loans for agricultural purposes	257,000
• Other loans	126,684

These categories of loans had a 0% average delinquency rate and a 0% average loss rate in 2003 compared to 2003 average total loans.

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

Deposit Activities. The bank offers noninterest-bearing and interest-bearing checking accounts and statement savings accounts. The bank offers automatically renewable certificates of deposit in various terms from 91 days to five years. Individual retirement accounts in the form of certificates of deposit are also available.

To open a deposit account, the depositor must meet the following requirements for low risk individuals:

•	Present a valid identification,
•	Have a social security number,
•	Must be a U.S. citizen or possess evidence of legal alien status, and
•	Must be at least 18 years of age or share account with a person at least 18 years of age.

Depositors who are considered medium or high risk (i.e. out-of-state driver’s license and/or resident), additional verification requirements apply. The bank fully complies with the Patriot Act.

Competition

As of March 3, 2004, there were 65 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

The bank’s market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2003, there were six banks in Jefferson County with 13 banking offices. The total deposits of these commercial banks as of June 30, 2003 were $533.4 million, and the bank ranked number one with $156.4 million or 29% of the total deposits in the market at that time. The bank has two branch offices in Berkeley County at this time. Opening in July 2001 and June 2003, these branches have less than 1% of the market share of deposits in Berkeley County where there are nine banks with 27 banking offices.

For most of the services that the bank performs, there is also competition from financial institutions other than commercial banks. For instance, credit unions, some insurance companies, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, personal and corporate trust and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals. Due to the geographic location of the bank’s primary market area, the existence of larger financial institutions in Maryland, Virginia and Washington, D.C. influences the competition in the market area. In addition, larger regional and national corporations continue to be increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. The principal competitive factors in the markets for deposits and loans are interest rates, either paid or charged. The chartering of numerous new banks in West Virginia and the opening of numerous federally chartered savings and loan associations have increased competition for the bank. The 1986 legislation passed by the West Virginia Legislature allowing statewide branch banking provided increased opportunities for the bank, but it also increased competition for the bank in its service area. With the beginning of reciprocal interstate banking in 1988, bank holding companies (such as Potomac Bancshares, Inc.) also face additional competition in efforts to acquire other subsidiaries throughout West Virginia.

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

Employees

Potomac currently has no employees.

As of March 10, 2004, the bank had 80 full-time employees and 16 part-time employees.

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

Potomac’s depository institution subsidiaries are subject to affiliate transaction restrictions under federal law that limit the transfer of funds by the subsidiary banks to their respective parents and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or any nonbanking subsidiary are limited in an amount to 10% of the institution’s capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate of 20% of any such institution’s capital and surplus.

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

Depository Institution Subsidiaries. The bank is subject to FDIC deposit insurance assessments. As of January 1, 2003, FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.540 basis points or .0001540 times the total deposits of the bank. This premium is not tied to the bank’s risk classification. The rate of the premium based on the bank’s risk classification is at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac’s results of operations.

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

As of December 31, 2003, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
	(Amounts in thousands)
Tier 1 capital:
Common stock	$1,800
Surplus	4,200
Retained earnings	16,543

	22,543
Less cost of shares acquired for the treasury	1,709

Total tier 1 capital	$20,834	$5,679	$15,155

Tier 2 capital:
Allowance for loan losses (1)	1,724

Total risk-based capital	$22,558	$11,358	$11,200

Risk-weighted assets	$141,978

Tier 1 capital	$20,834	$6,129	$14,705

Average total assets	$204,287

Capital ratios:
Tier 1 risk-based capital ratio	14.67%	4.00%	10.67%
Total risk-based capital ratio	15.89%	8.00%	7.89%
Tier 1 capital to average total assets (leverage)	10.20%	4.00%	6.20%

(1)	Limited to 1.25% of gross risk-weighted assets.

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

Available Information. The company files annual, quarterly and current reports, proxy statements and other information with the SEC. The company’s SEC filings are filed electronically and are available to the public through the Internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the company with the SEC can be read and copied at the SEC’s public reference facilities at 450 Fifth Street, NW, Washington, DC 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Gayle Marshall Johnson, Vice President and Chief Financial Officer, Potomac Bancshares, Inc., PO Box 906, Charles Town, WV 25414.

Item 2.	Description of Property.

Potomac currently has no property.

The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry, Kearneysville and Hedgesville.

The main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the Trust and Financial Services Division. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises. The basement of the new building is currently being remodeled for use as offices and a board/conference room. Record storage formerly kept in the basement is now held offsite.

The older premise, constructed in 1967, was renovated at the same time the new building was constructed. The renovation includes all new lighting, new ceilings, new floor and wall coverings as well as some minor structural changes for more efficient operations.

The Harpers Ferry branch office is located at 1318 Washington Street, Bolivar, West Virginia. The office is a one story brick building constructed in 1975. There is another building on this property that existed at the time of the bank’s purchase. This separate building is rented to an outside party by the bank.

The branch facility in Kearneysville, West Virginia was erected in 1985. This one story brick building opened for business in April of 1985. During 1993, an addition was constructed, doubling the size of this facility.

The branch facility in Hedgesville, West Virginia was erected in 2003. This one story brick building opened for business in June of 2003.

The bank leases the facilities housing the branch office in Martinsburg, West Virginia that opened in July 2001. The amended lease expires in February 2008. The bank has an additional lease for property adjoining the original leased property. This property will be used for construction of a new Martinsburg branch office building. Construction should begin mid 2004 and be completed in late 2004.

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

The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values, and (b) dividends. This information has been restated to reflect a 200% stock dividend declared on February 11, 2003. As of March 15, 2004, there were approximately 1,100 shareholders.

Potomac’s common stock is not traded on any stock exchange or over the counter. Potomac (symbol PTBS) is on the OTC Bulletin Board, a network available to brokers. Scott and Stringfellow, Inc., Koonce Securities Inc. and Ferris, Baker Watts, Inc. are market makers for Potomac common stock. A market maker is one who makes a market for a particular stock. Information about sales (but not necessarily all sales) of Potomac common stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2002 and 2003 are based on information available is a result of our participation on the Bulletin Board described above and information gathered on the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends Paid per Share
		High	Low
2002	First Quarter	$12.78	$11.75	$	N/A
	Second Quarter	13.66	12.17		23
	Third Quarter	14.17	13.37		N/A
	Fourth Quarter	15.50	13.92		25

2003	First Quarter	$19.00	$15.50		$1300
	Second Quarter	20.00	18.30		1325
	Third Quarter	25.00	19.00		1350
	Fourth Quarter	23.75	22.10		1375

Beginning in 2003 common stock dividends are paid on a quarterly basis. Prior to 2003 the company had paid dividends on a semi-annual basis.

The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank’s ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and the Commissioner could be required. Management of Potomac anticipates that the dividends paid by Potomac will likely be similar to those paid in the past, but dividends will only be paid when and as declared by the board of directors.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained on pages 6-14 of the Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

Financial Instruments With Off-Balance-Sheet Risk. The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the company has in particular classes of financial instruments.

The company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:

	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$24,847,726	$19,990,685
Standby letters of credit	5,006,967	1,638,028

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the extent to which the company is committed.

Standby letters of credit are conditional commitments issued by the company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The company generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2003, the company had rate lock commitments to originate mortgage loans amounting to $976,088 and loans held for sale of $564,213. The company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell these loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Short-Term Borrowings. Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $9.1 million on December 31, 2003 and $6.1 million on December 31, 2002.

The table below presents selected information on these short-term borrowings:

	December 31
	2003	2002
Balance outstanding at year end	$9,199,345	$6,102,441
Maximum balance at any month-end during the year	$9,518,662	$6,244,907
Average balance for the year	$8,549,015	$4,196,410
Weighted average rate for the year	2.01%	2.35%
Weighted average rate at year end	2.00%	2.15%
Estimated fair value	$9,199,345	$6,102,441

Item 7.	Financial Statements.

The information contained on pages 15-35 of the Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.	Controls and Procedures.

The company’s chief executive officer and chief financial officer, based on their evaluation as of the date of this report of the company’s disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the company required to be included in the company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

The information contained on pages 8-10 and 17 of the Proxy Statement dated March 30, 2004, for the April 27, 2004 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 17 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	45	Employed by bank as of 1/1/01 as President & CEO; former Senior Credit Officer BB&T Northern WestVirginia May 2000 – December 2000; former Executive Vice President One Valley Bank East September 1997—April 2000.

William R. Harner	Sr. Vice President 1994	63	Employed at bank from 1967 to 2004; Sr. Vice President & Cashier 1988-2004 (retired).

Gayle Marshall Johnson	Vice President & Chief Financial Officer 1994	54	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990.

Donald S. Smith	Assistant Secretary 1994	75	Employed at bank 1947 to 1991; President 1979 to 1991 (retired).

The bank has adopted a Code of Ethics that applies to all employees, including Potomac’s and the bank’s chief executive officer and chief financial officer and other senior officers. The Code of Ethics is attached to this document as Exhibit 14.1. If we make any substantive amendments to this code or grant any waiver from a provision of the code to our chief executive officer or chief financial officer, we will disclose the amendment or waiver in a report on Form 8-K.

Item 10.	Executive Compensation.

The information contained on pages 12-13 and 15-16 of the Proxy Statement dated March 30, 2004, for the April 27, 2004 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained on pages 10-12 of the Proxy Statement dated March 30, 2004, for the April 27, 2004 Annual Meeting under the captions “Principal Holders of Voting Securities” and “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

The information contained on page 16 of the Proxy Statement dated March 30, 2004, for the April 27, 2004 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

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

     10.1  2003 Stock Incentive Plan adopted by the Potomac Board February 20, 2003 and approved by the Company’s shareholders on May 13, 2003.

     10.2  Employment Agreement of Mr. Robert F. Baronner, Jr., filed with and incorporated by reference from Form 10-KSB for the year ended December 31, 2001, and filed with the Securities and Exchange Commission, File No. 0-24958.

     13     2003 Annual Report to Shareholders, portions are incorporated by reference in Form 10KSB Annual Report*

     14.1  Code of Ethics

     21     Subsidiaries of the Registrant

     23.1  Consent of Independent Accountants

     31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32.1  Section 1350 Certification of Chief Executive Officer

     32.2  Section 1350 Certification of Chief Financial Officer

     99.1  Proxy Statement for the 2004 Annual Meeting for Potomac, portions are incorporated by reference in Form 10KSB Annual Report*

*	Filed herewith.

(b) A Form 8-K report was filed on November 4, 2003. The report was to announce the 2003 fourth quarter dividend of $.1375 cents per share. The dividend was payable on December 1, 2003 to shareholders of record November 15, 2003. There were no financial statements filed with the report.

Item 14.	Principal Accountant Fees and Services.

The information contained on page 7-8 of the Proxy Statement dated March 30, 2004, for the April 27, 2004 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 29, 2004
Robert F. Baronner, Jr. President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 29, 2004
Gayle Marshall Johnson Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ J. Scott Boyd	March 29, 2004
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 29, 2004
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 29, 2004
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 29, 2004
Margaret Cogswell, Director

By	/s/ Thomas C. G. Coyle	March 29, 2004
Thomas C. G. Coyle, Director

By	/s/ William R. Harner	March 29, 2004
William R. Harner, Director and Secretary

Signature & Title		Date

By	/s/ E. William Johnson	March 29, 2004
E. William Johnson, Director

By	/s/ Barbara H. Pichot	March 29, 2004
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 29, 2004
John C. Skinner, Jr., Director

By	/s/ Donald S. Smith	March 29, 2004
Donald S. Smith, Director

By	/s/ C. Larry Togans	March 29, 2004
C. Larry Togans, Director