Form 10-Q
period 2004-03-31
POTOMAC BANCSHARES INC
filed 2004-05-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 0-24958

POTOMAC BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0732247
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

111 East Washington Street PO Box 906 Charles Town WV 25414

(Address of principal executive offices) (zip code)

304-725-8431

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 20, 2004, Potomac Bancshares, Inc. had 1,698,817 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	(Unaudited) March 31 2004	December 31 2003

Assets:
Cash and due from banks	$8,850	$10,298
Interest-bearing deposits in financial institutions	47	336
Securities purchased under agreements to resell and federal funds sold	10,101	2,390
Securities held to maturity (fair value $6,039 at December 31, 2003)	—	6,001
Securities available for sale, at fair value	47,573	38,425
Loans held for sale	510	564
Loans, net of allowance for loan losses of $1,767 and $1,724 respectively	140,516	138,334
Bank premises and equipment, net	4,905	4,992
Accrued interest receivable	857	909
Other assets	4,306	4,394

Total Assets	$217,665	$206,643

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$27,765	$25,396
Interest-bearing deposits	156,141	147,860

Total Deposits	183,906	173,256
Accrued interest payable	167	128
Securities sold under agreements to repurchase	8,578	9,199
Federal Home Loan Bank advances	1,631	1,715
Other liabilities	1,544	1,013

Total Liabilities	$195,826	$185,311

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 1,800,000 shares issued	$1,800	$1,800
Surplus	4,200	4,200
Undivided profits	17,015	16,543
Accumulated other comprehensive income, net	621	498

	$23,636	$23,041
Less cost of shares acquired for the treasury, 2004, 101,183 shares; 2003, 97,329 shares	1,797	1,709

Total Stockholders’ Equity	$21,839	$21,332

Total Liabilities and Stockholders’ Equity	$217,665	$206,643

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except for per share data)

(Unaudited)

	For the Three Months Ended March 31
	2004	2003
Interest and Dividend Income:
Interest and fees on loans	$2,339	$2,109
Interest on securities held to maturity - taxable	35	115
Interest on securities available for sale - taxable	340	407
Interest on securities purchased under agreements to resell and federal funds sold	16	10
Other interest and dividends	5	17

Total Interest and Dividend Income	$2,735	$2,658

Interest Expense:
Interest on deposits	$469	$519
Interest on securities sold under agreements to repurchase and federal funds purchased	44	41
Federal Home Loan Bank advances	23	28

Total Interest Expense	$536	$588

Net Interest Income	$2,199	$2,070

Provision for Loan Losses	35	57
Net Interest Income after

Provision for Loan Losses	$2,164	$2,013

Noninterest Income:
Trust and financial services	$143	$119
Service charges on deposit accounts	341	268
Brokerage, underwriting fees and commissions	80	11
Insurance commissions	18	19
Gain on sale of securities available for sale	2	80
Net gain on sale of loans	26	91
Cash surrender value of life insurance	35	39
Other operating income	91	59

Total Noninterest Income	$736	$686

Noninterest Expenses:
Salaries and employee benefits	$1,015	$988
Net occupancy expense of premises	97	101
Furniture and equipment expenses	208	172
Communications	37	35
Postage	36	28
Advertising and marketing	35	43
ATM and check card expenses	44	31
Other operating expenses	340	289

Total Noninterest Expenses	$1,812	$1,687

Income before Income Tax Expense	$1,088	$1,012

Income Tax Expense	378	349

Net Income	$710	$663

Earnings Per Share, basic and diluted	$.42	$.37

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(000 Omitted)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balances, December 31, 2002	$600	$5,400	$14,801	$(248)	$759		$21,312

Comprehensive income
Net income	—	—	663	—	—	$663	663
Other comprehensive (loss):
unrealized holding (losses) arising during the period (net of tax, $128)	—	—	—	—	(250)	(250)	(250)
Add: reclassification for gains included in net income (net of tax, $27)					53	53	53

Total comprehensive income						$466

Stock split in the form of a 200% stock dividend	1,200	(1,200)	—	—	—		—

Cash dividends ($.13 per share)	—	—	(232)	—	—		(232)

Balances, March 31, 2003	$1,800	$4,200	$15,232	$(248)	$562		$21,546

Balances, December 31, 2003	$1,800	$4,200	$16,543	$(1,709)	$498		$21,332
Comprehensive income
Net income	—	—	710	—	—	$710	710
Other comprehensive income:
unrealized holding gains arising during the period (net of tax, $63)	—	—	—	—	122	122	122
Add: reclassification for gains included in net income (net of tax, $1)	—	—	—	—	1	1	1

Total comprehensive income						$833

Cash dividends ($.14 per share)	—	—	(238)	—	—		(238)

Purchase of common stock for the treasury	—	—	—	(88)	—		(88)

Balances, March 31, 2004	$1,800	$4,200	$17,015	$(1,797)	$621		$21,839

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 Omitted)

(Unaudited)

	For the Three Months Ended
	March 31 2004	March 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$710	$663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	35	57
Depreciation	145	119
Discount accretion and premium amortization on securities, net	27	43
Gain on sale of securities available for sale	(2)	(80)
Proceeds from sale of loans	1,628	5,237
Origination of loans for sale	(1,574)	(4,006)
Changes in assets and liabilities:
Decrease in accrued interest receivable	52	67
(Increase) decrease in other assets	24	(2,957)
Increase (decrease) in accrued interest payable	39	(23)
Increase in other liabilities	531	442

Net cash provided by (used in) operating activities	$1,615	$(438)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$6,000	$1,000
Proceeds from sale of securities available for sale	3,002	5,079
Proceeds from call of securities available for sale	2,000	—
Purchase of securities available for sale	(13,987)	(3,991)
Net increase in loans	(2,217)	(3,500)
Purchases of bank premises and equipment	(58)	(313)

Net cash (used in) investing activities	$(5,260)	$(1,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$2,369	$(616)
Net increase (decrease) in interest-bearing deposits	8,281	(1,429)
Net proceeds (repayment) in securities sold under agreements to repurchase	(621)	1,172
Repayment of Federal Home Loan Bank advances	(84)	(80)
Purchase of treasury shares	(88)	—
Cash dividends	(238)	(232)

Net cash provided by (used in) financing activities	$9,619	$(1,185)

Increase (decrease) in cash and cash equivalents	$5, 974	$(3,348)

CASH AND CASH EQUIVALENTS
Beginning	13,024	17,128

Ending	$18,998	$13,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$497	$611

Income taxes	$—	$21

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$186	$(298)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2003. The results of operations for the three month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 90,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 17,994 options in the first quarter of 2004. There were no options granted in 2003. Options granted under the plan may be subject to a graded vesting schedule.

The company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	For the Three Months Ended
	March 31 2004	March 31 2003

	(dollars in thousands, except per share amounts)
Net income, as reported	$710	$663
Total stock-based compensation expense determined under fair value based method for all awards	(24)	—

Pro forma net income	$686	$663

Earning per share:
Basic – as reported	$0.42	$0.37

Basic – pro forma	$0.40	$0.37

Diluted – as reported	$0.42	$0.37

Diluted – pro forma	$0.40	$0.37

3.	On February 11, 2003 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 200% stock dividend payable on March 1, 2003. Shares issued increased from 600,000 to 1,800,000.

4.	The amortized cost and fair value of securities available for sale as of March 31, 2004 and December 31, 2003 are as follows:

	(000 Omitted) March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46,632	$945	$(4)	$47,573

	(000 Omitted) December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$37,671	$822	$(68)	$38,425

5.	The consolidated loan portfolio, stated at face amount, is composed of the following:

	(000 Omitted)
	March 31 2004	December 31 2003

Mortgage loans on real estate:
Construction, land development and other land	$17,485	$13,957
Secured by farmland	3,766	3,711
Secured by 1-4 family residential	60,974	60,904
Other real estate	24,797	25,314
Loans to farmers (except those secured by real estate)	157	257
Commercial and industrial loans (except those secured by real estate)	18,229	17,649
Consumer loans	16,727	17,549
All other loans	148	717

Total loans	$142,283	$140,058
Less: allowance for loan losses	1,767	1,724

	$140,516	$138,334

6.	The following is a summary of transactions in the allowance for loan losses:

	(000 Omitted)
	March 31 2004	December 31 2003

Balance at beginning of period	$1,724	$1,642
Provision charged to operating expense	35	148
Recoveries added to the allowance	35	126
Loan losses charged to the allowance	(27)	(192)

Balance at end of period	$1,767	$1,724

7.	Impaired loans at March 31, 2004 and December 31, 2003 were $336,022 and $340,752 respectively. Interest income recognized on these loans was $4,955 for the first three months of 2004 and $36,013 for 2003.

Nonaccrual loans excluded from impaired loan disclosures under FASB 114 amounted to $20,390 at March 31, 2004 and $250,946 at December 31, 2003. If interest on these loans had been accrued, such income would have been $395 for the first three months of 2004. There were no nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2002.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31 2004	March 31 2003	March 31 2004	March 31 2003

	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$40	$40	$1	$1
Interest cost	78	78	8	8
Expected return on plan assets	(78)	(78)	—	—
Amortization of net obligation at transition	(5)	(5)	4	4
Recognized net actuarial loss	8	8	—	—

Net periodic benefit cost	$43	$43	$13	$13

Employer Contributions

The company anticipates the 2004 contributions to total approximately $220,000 for the pension plan and $50,000 for the postretirement benefits plan.

9.	Weighted Average Number of Shares Outstanding

	2004	2003
Weighted average number of shares outstanding for the three months ending March 31	1,699,410	1,781,670

Shares outstanding have been restated to reflect the 200% stock dividend discussed in Note 3.

10.	Recent Accounting Pronouncements

There were no recent accounting pronouncements since December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General

The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

FINANCIAL OVERVIEW

Between December 31, 2003 and March 31, 2004, total assets have grown over 5% to $218 million. Investments in securities have increased $3 million and loans have increased $2 million since December 31, 2003. Loan growth of $2 million has been primarily in mortgage loans secured by real estate.

Total deposits have increased $11 million since December 31, 2003. Growth occurred in all deposit categories except Gold Checking, the interest-bearing NOW accounts. More significant growth was $2 million in Silver Checking, the noninterest-bearing accounts, and $5 million in certificates of deposits.

Management anticipates loan growth as the year progresses and some slowing up of deposit growth. There was a certificate of deposit promotion during the first quarter in order to fund potential loan growth. This promotion brought in deposits but loan growth did not occur as expected during the first quarter.

The March 31, 2004 annualized return on average assets is 1.34% compared to 1.36% at December 31, 2003. At March 31, 2004 the annualized return on average equity is 13.16% compared to 12.57% at December 31, 2003. The leverage capital (equity to assets) ratio is 10.03% at March 31, 2004 compared to 10.20% at December 31, 2003.

The following table is an analysis of the company’s allowance for loan losses. Net charge-offs for the company have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potential problem loans to be highlighted and watched. Written reports are prepared on a quarterly basis for all loans and information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

(000 Omitted) March 31, 2004
Balance at beginning of period	$1,724
Charge-offs:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	3
Consumer	24

Total charge-offs	27

Recoveries:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	—
Consumer	35

Total recoveries	35

Net charge-offs (recoveries)	(8)
Provision charged to operations	35

Balance at end of period	$1,767

Ratio of net charge-offs (recoveries) during the period to average
loans outstanding during the period	(.002)%

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Following is a table showing the risk elements in the loan portfolio.

(000 Omitted) March 31, 2004
Nonaccrual loans	$20
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$20

Loans past due 90 days accruing interest	$97

Allowance for loan losses to period end loans	1.24%

Nonperforming assets to period end loans and foreclosed properties	.014%

At March 31, 2004, other potential problem loans (excluding impaired loans) totalled $753,728. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans.

The comparison of the income statements for the three months ended March 31, 2004 and 2003 shows an increase of 7% in net income in 2004 compared to 2003. Interest and dividend income is up about 3% in 2004 compared to 2003 primarily due to increased loan volume rather than any increase in rates. Interest expense is down 9% due to lower rates. For these reasons, net interest income in 2004 is above 2003 by 6%.

Noninterest income increased 7% as of March 31, 2004 compared to March 31, 2003. Major contributors are the trust and financial services area with an increase in 2004 over 2003 of over 20% due in part to increased estate fee accruals; service charges on deposit accounts with a 27% increase in 2004 over 2003 which is due to increased deposits and increased fees; and, brokerage fees and commissions of BCT Investments, a division of the trust area, up over 600% in 2004 compared to 2003. As expected in 2004, fees on sale of loans in the secondary market have dropped off considerably since the first quarter of 2003, a decline of 71%.

Noninterest expense increased 7% in 2004 compared to 2003. Salaries and employee benefits expense increased only 3% when comparing 2003 with 2002. Furniture and equipment expense increased 21% in 2004 compared to 2003 due to the major computer conversion completed in June of 2003 and due to the expense of the new branch office in Hedgesville that opened in June of 2003. Included in other operating expenses there were expenses related to website maintenance and training and study expenses associated with conversion. Other significant items included in other operating expenses were advertising and public relations expenses related to various product promotions and contributions where most expense has occurred late in the year and now we trying to spread these more evenly throughout the year.

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided cash from operating activities. Funds from maturities, sales and calls of securities available for sale were used to fund investing activities such as replacing these securities, making loans and purchasing bank premises and equipment. Financing activities provided funds through increases in deposits. Part of these funds were used to repurchase securities sold under agreements to repurchase, repay Federal Home Loan Bank advances, purchase shares of common stock for the treasury and pay cash dividends to the company’s shareholders. Cash and cash equivalents increased during this period and liquidity of the company is adequate to meet present and future financial obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The company’s market risk is composed primarily of interest rate risk. The company’s Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the investment options risk impact on the company and is not addressed here. But earnings simulation and economic value models which more effectively measure the cash flow impacts are utilized by management on a regular basis and are explained below.

Earnings Simulation Analysis

Management uses simulation analysis to measure the sensitivity of net income to change in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

Assumptions used in this model, including loan and deposit growth rates, are derived from seasonal trends, economic forecasts and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of repayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of December 31, 2003:

Change in Yield Curve	% Change in Net Income
+ 200 basis points	+3.4%
+ 100 basis points	+1.7%
Most likely	0
- 100 basis points	-1.6%
- 200 basis points	-3.5%

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

The following chart reflects the change in net market value over different rate environments as of December 31, 2003:

Change in Yield Curve	Change in Economic Value of Equity (dollars in thousands)
+ 200 basis points	$ - 1,985
+ 100 basis points	- 1,048
Most likely	0
- 100 basis points	1,102
- 200 basis points	2,015

There have been no significant changes during the first quarter of 2004 in the above described quantitative and qualitative disclosures using information as of December 31, 2003.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	3,854	$22.90	101,183	68,699

February 1 through February 29	NONE	—	—	—

March 1 through March 31	NONE	—	—	—

Total	3,854		101,183	68,699

On February 12, 2002, the company’s Board of Directors originally authorized the repurchase program. The program authorized the repurchase of up to 10% of the company’s stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent. The program has been extended on annual basis.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession.
Not applicable

4	Instruments defining the rights of security holders, including indentures.
Not applicable

10	Material contracts.
Not applicable

11	Statement re: computation of per share earnings.
Not applicable

15	Letter on unaudited interim financial information.
Not applicable

18	Letter on change in accounting principles.
Not applicable

19	Reports furnished to security holders.
Not applicable

22	Published report regarding matters submitted to vote of security holders.
Not applicable

23	Consent of experts and counsel.
Not applicable

24	Power of attorney.
Not applicable

31.1	Certification Under Exchange Act Rule 31a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 31a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Financial Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K:

A Form 8-K was filed with SEC on January 23, 2004. The form included notification that the Potomac Board of Directors had announced a repurchase of 3,854 shares of its common stock. This repurchase reduced outstanding shares from 1,702,671 to 1,698,817.

A Form 8-K was filed with SEC on February 5, 2004. The form included announcement of the highlights of the unaudited financial results of the company for the year ended December 31, 2003 and notification that the Potomac Board of Directors approved a $.14 per share dividend for the first quarter of 2004. The dividend is payable March 1, 2004 to all shareholders of record February 15, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date	May 13, 2004	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date	May 13, 2004	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Vice President and Chief Financial Officer