Form 10-Q
period 2004-06-30
POTOMAC BANCSHARES INC
filed 2004-08-12
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 11, 2004, Potomac Bancshares, Inc. had 1,696,561 shares of common stock outstanding.

POTOMAC BANCSHARES, INC.

FORM 10-Q

June 30, 2004

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 evidences Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Form 10Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. “Forward-looking statements” are easily identified by the use of words such “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. To comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the company’s forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$12,213	$10,298
Interest-bearing deposits in financial institutions	18	336
Securities purchased under agreements to resell and federal funds sold	118	2,390
Securities held to maturity (fair value $6,039 at December 31, 2003)	—	6,001
Securities available for sale, at fair value	51,670	38,425
Loans held for sale	359	564
Loans, net of allowance for loan losses of $1,839 and $1,724 respectively	150,751	138,334
Bank premises and equipment, net	4,878	4,992
Accrued interest receivable	888	909
Other assets	4,804	4,394

Total Assets	$225,699	$206,643

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$31,032	$25,396
Interest-bearing deposits	160,179	147,860

Total Deposits	191,211	173,256
Accrued interest payable	166	128
Securities sold under agreements to repurchase and federal funds purchased	10,476	9,199
Federal Home Loan Bank advances	1,545	1,715
Other liabilities	870	1,013

Total Liabilities	$204,268	$185,311

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 1,800,000 shares issued	$1,800	$1,800
Surplus	4,200	4,200
Undivided profits	17,577	16,543
Accumulated other comprehensive income (loss), net	(295)	498

	$23,282	$23,041
Less cost of shares acquired for the treasury, 2004, 103,439 shares; 2003, 97,329 shares	1,851	1,709

Total Stockholders’ Equity	$21,431	$21,332

Total Liabilities and Stockholders’ Equity	$225,699	$206,643

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except for per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest and Dividend Income:
Interest and fees on loans	$2,450	$2,176	$4,789	$4,285
Interest on securities held to maturity - taxable	—	94	35	209
Interest on securities available for sale - taxable	421	369	761	776
Interest on securities purchased under agreements to resell and federal funds sold	11	19	27	29
Other interest and dividends	8	17	13	34

Total Interest and Dividend Income	$2,890	$2,675	$5,625	$5,333

Interest Expense:
Interest on deposits	$502	$515	$971	$1,034
Interest on securities sold under agreements to repurchase and federal funds purchased	47	42	91	83
Federal Home Loan Bank advances	22	26	45	54

Total Interest Expense	$571	$583	$1,107	$1,171

Net Interest Income	$2,319	$2,092	$4,518	$4,162

Provision for Loan Losses	98	27	133	84

Net Interest Income after Provision for Loan Losses	$2,221	$2,065	$4,385	$4,078

Noninterest Income:
Trust and financial services	$176	$128	$399	$258
Service charges on deposit accounts	384	279	725	547
BCT Visa/MC Fees	44	29	78	50
Gain on sale of securities available for sale	—	—	2	80
Net gain on sale of loans	47	129	73	220
Cash surrender value of life insurance	34	41	69	80
Other operating income	90	81	165	138

Total Noninterest Income	$775	$687	1,511	$1,373

Noninterest Expenses:
Salaries and employee benefits	$937	$971	$1,952	$1,959
Net occupancy expense of premises	100	100	197	201
Furniture and equipment expenses	205	236	413	405
Stationery and supplies	43	50	63	94
Communications	37	32	74	67
Postage	39	42	75	70
Advertising and marketing	47	63	82	106
ATM and check card expenses	48	47	92	78
Other operating expenses	300	253	620	501

Total Noninterest Expenses	$1,756	$1,794	$3,568	$3,481

Income before Income Tax Expense	$1,240	$958	$2,328	$1,970

Income Tax Expense	433	339	811	688

Net Income	$807	$619	$1,517	$1,282

Earnings Per Share, basic and diluted	$.48	$.35	$.89	$.72

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(000 Omitted)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2002	$600	$5,400	$14,801	$(248)	$759		$21,312

Comprehensive income
Net income	—	—	1,282	—	—	$1,282	1,282
Other comprehensive income: unrealized holding gains arising during the period (net of tax, $69)	—	—	—	—	135	135	135
Add: reclassification for gains included in net income (net of tax, $27)	—	—	—	—	(53)	(53)	(53)

Total comprehensive income						$1,364

Stock split in the form of a 200% stock dividend	1,200	(1,200)	—	—	—		—

Cash dividends ($.26 per share)	—	—	(467)	—	—		(467)

Balances, June 30, 2003	$1,800	$4,200	$15,616	$(248)	$841		$22,209

Balances, December 31, 2003	$1,800	$4,200	$16,543	$(1,709)	$498		$21,332

Comprehensive income
Net income	—	—	1,517	—	—	$1,517	1,517
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $409)	—	—	—	—	(792)	(792)	(792)
Add: reclassification for gains included in net income (net of tax, $1)	—	—	—	—	(1)	(1)	(1)

Total comprehensive income						$724

Cash dividends ($.29 per share)	—	—	(483)	—	—		(483)

Purchase of common stock for the treasury	—	—	—	(142)	—		(142)

Balances, June 30, 2004	$1,800	$4,200	$17,577	$(1,851)	$(295)		$21,431

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 Omitted)

(Unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,517	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	133	84
Depreciation	293	273
Discount accretion and premium amortization on securities, net	52	86
(Gain) on sale of securities available for sale	(2)	(80)
Proceeds from sale of loans	4,136	12,488
Origination of loans for sale	(3,931)	(11,411)
Changes in assets and liabilities:
Decrease in accrued interest receivable	21	106
(Increase) in other assets	(2)	(2,983)
Increase (decrease) in accrued interest payable	38	(32)
Increase (decrease) in other liabilities	(142)	360

Net cash provided by operating activities	$2,113	$173

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$6,001	$3,000
Proceeds from maturity of securities available for sale	1,000	2,000
Proceeds from sale of securities available for sale	3,001	5,079
Proceeds from call of securities available for sale	5,000	—
Purchase of securities available for sale	(23,498)	(3,991)
Net (increase) in loans	(12,550)	(4,995)
Purchases of bank premises and equipment	(179)	(830)

Net cash provided by (used in) investing activities	$(21,225)	$263

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$5,636	$4,853
Net increase (decrease) in interest-bearing deposits	12,319	(4,602)
Net proceeds in securities sold under agreements to repurchase	1,277	2,240
Repayment of Federal Home Loan Bank advances	(170)	(161)
Purchase of treasury shares	(142)	—
Cash dividends	(483)	(467)

Net cash provided by financing activities	$18,437	$1,863

Increase (decrease) in cash and cash equivalents	$(675)	$2,299

CASH AND CASH EQUIVALENTS
Beginning	13,024	17,128

Ending	$12,349	$19,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,069	$1,203

Income taxes	$829	$548

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$(1,203)	$124

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and December 31, 2003, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2004 and 2003. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2003. The results of operations for the three month and six month periods ended June 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 90,000 shares of common to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 17,994 options in the first quarter of 2004. There were no options granted in 2003. Options granted under the plan may be subject to a graded vesting schedule.

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

	For the Six Months Ended
	June 30, 2004	June 30, 2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,517	$1,282

Total stock-based compensation expense determined under fair value based method for all awards	(27)	—

Pro forma net income	$1,490	$1,282

Earnings per share:
Basic – as reported	$0.89	$0.72

Basic – pro forma	$0.88	$0.72

Diluted – as reported	$0.89	$0.72

Diluted – pro forma	$0.88	$0.72

3.	On February 11, 2003 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 200% stock dividend payable on March 1, 2003. Shares issued increased from 600,000 to 1,800,000.

4.	The amortized cost and fair value of securities available for sale as of June 30, 2004 and December 31, 2003 are as follows:

	(000 Omitted) June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$52,116	$293	$(739)	$51,670

	(000 Omitted) December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$37,671	$822	$(68)	$38,425

5.	The loan portfolio, stated at face amount, is composed of the following:

	(000 Omitted)
	June 30, 2004	December 31, 2003
Mortgage loans on real estate:
Construction, land development and other land	$17,702	$13,957
Secured by farmland	3,796	3,711
Secured by 1-4 family residential	65,563	60,904
Other real estate	22,871	25,314
Loans to farmers (except those secured by real estate)	95	257
Commercial and industrial loans (except those secured by real estate)	25,696	17,649
Consumer loans	16,696	17,549
All other loans	171	717

Total loans	$152,590	$140,058
Less: allowance for loan losses	1,839	1,724

	$150,751	$138,334

6.	The following is a summary of transactions in the allowance for loan losses:

	(000 Omitted)
	June 30, 2004	December 31, 2003
Balance at beginning of period	$1,724	$1,642

Provision charged to operating expense	133	148
Recoveries added to the allowance	65	126
Loan losses charged to the allowance	(83)	(192)

Balance at end of period	$1,839	$1,724

7.	There were no impaired loans at June 30, 2004. At December 31, 2003 impaired loans were $340,752.

There were no nonaccrual loans excluded from impaired loan disclosures under FASB 114 at June 30, 2004. At December 31, 2003 nonaccrual loans were $250,946.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$80	$80	$3	$3
Interest cost	155	155	15	15
Expected return on plan assets	(156)	(156)	—	—
Amortization of net obligation at transition	(10)	(10)	9	9
Recognized net actuarial loss	17	17	—	—

Net periodic benefit cost	$86	$86	$27	$27

Employer Contribution

Through the six months ended June 30, 2004, the company has contributed $255,754 to the pension plan, which is the entire contribution for 2004. The company has made payments of $11,575 for the postretirement benefits plan for the first six months of 2004.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

Unaudited	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	1,698,915	$.89	1,781,670	$.72
Effect of dilutive securities:
Stock options	836		—
Diluted earnings per share	1,699,751	$.89	1,781,670	$.72

Shares outstanding have been restated to reflect the 200% stock dividend discussed in Note 3.

8.	Recent Accounting Pronouncements

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

FINANCIAL OVERVIEW

Between December 31, 2003 and June 30, 2004, total assets have increased 9% from $207 million to $226 million. Investments (securities purchased under agreements to resell, federal funds sold, securities held to maturity and securities available for sale) have increased $5 million and loans have increased $12 million since December 31, 2003. Loan growth has been in loans secured with construction, land development and other land and 1-4 family residential property, and in commercial and industrial loans. Loans secured by other real estate have decreased, and consumer borrowing for personal expenditures has continued to decline as it has since December 31, 2002.

Total deposits have increased $18 million or 10% at June 30, 2004 compared to December 31, 2003. Since December 31, 2003, noninterest-bearing demand deposits have increased $6 million and interest-bearing accounts have increased $12 million. Deposit growth is now in excess of the budgeted amount as of December 31, 2004.

The June 30, 2004 annualized return on average assets is 1.40% compared to 1.36% at December 31, 2003. At June 30, 2004 the annualized return on average equity is 14.19% compared to 12.57% at December 31, 2003. The leverage capital (equity to assets) ratio is 9.50% at June 30, 2004 compared to 10.20% at December 31, 2003.

The following table is an analysis of the company’s allowance for loan losses. Net charge-offs for the company have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potential problem loans to be highlighted and watched. The loan policy regarding the grading and review system has recently been revised to enhance procedures for our growing portfolio of commercial loans as well as to update procedures for all other loans. Written reports are prepared on a quarterly basis for all loans. Information on commercial loans graded below a certain level is reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the Bank’s grading and review system, management believes the loan loss allowance is adequate.

(000 Omitted) June 30, 2004
Balance at beginning of period	$1,724
Charge-offs:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	3
Consumer	80

Total charge-offs	83

Recoveries:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	—
Consumer	65

Total recoveries	65

Net charge-offs	18
Additions charged to operations	133

Balance at end of period	$1,839

Ratio of net charge-offs during the period to average loans outstanding during the period	.012%

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

(000 Omitted) June 30, 2004
Nonaccrual loans	$—
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$—

Loans past due 90 days accruing interest	$137

Allowance for loan losses to period end loans	1.21%

Nonperforming assets to period end loans and foreclosed properties	—

At June 30, 2004, other potential problem loans (excluding impaired loans) totalled $726,816. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans.

The comparison of the income statements for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 shows similar differences between 2004 and 2003. At June 30, total interest and dividend income is up 5.5% in 2004 compared to June 30, 2003 primarily due to increased fee income as a result of loan growth. Interest income itself on loans in 2004 is only slightly above 2003 levels despite the loan growth since rates have remained low. Income on the securities portfolio is down 19% at June 30, 2004 compared to June 30, 2003 because of low interest rates even though the dollar volume of the portfolio has increased in 2004 compared to 2003. At the end of the first six months, interest expense is lower in 2004 than in 2003 due to continued low interest rates and the fact that a third of the deposit growth has been in the noninterest-bearing accounts. Net interest income has increased 8.6% in 2004 compared to 2003 with the increase in interest income and the decrease in interest expense.

Noninterest income increased 10% for the six months ended June 30, 2004 compared to June 30, 2003. Trust and financial services income increased 55% at June 30, 2004 compared to June 30, 2003 due to increased estate fee accruals and the addition of brokerage fees and commissions from BCT Investments. Service charges on deposit accounts have increased 32.5% and credit and debit card fees have increased 56% at June 30, 2004 compared to the same time in 2003 primarily due to the growth in the deposit account base. Fees from production of secondary market loans have decreased 67% for the first six months of 2004 compared to the first six months of 2003 since secondary market rates have increased. Income from the increase in cash surrender value of life insurance has decreased 13.8% as of June 30, 2004 compared to June 30, 2003 due to decreased rates.

Other noninterest income has increased 10% as of June 30, 2004 compared to June 30, 2003. The most significant increase in this category is in the other fee income account as a result of fee increases effective March 1, 2003.

Noninterest expense increased 2.5% for the six months ended June 30, 2004 compared to the same period in 2003. Salaries and employee benefits for the first six months of 2004 are just slightly less than for the first six months of 2003 due to decreased group insurance expense. During the first quarter of 2003 fees were being paid to our previous group insurance vendor in addition to paying the expense of our current vendor. 401(k) expense in the first six months of 2004 is more than the same time period in 2003 due to increase in the number of participants and increased contributions by the participants which in turn increases the employer expense. The increase in 401(k) expense is positive position since management believes the plan is an incentive for good employees to remain at Bank of Charles Town. Stationery and supplies expense has decreased 33% at June 30, 2004 compared to June 30, 2003 due to fewer mass mailings and form changes in 2004 with the completion of the computer conversion. Advertising and marketing expenses have decreased in 2004 compared to 2003 as a result of intentional spending reductions. ATM and check card expenses have increased in the first six months of 2004 compared to the same time period in 2003 primarily due to growth in the deposit account base.

Other noninterest expenses have increased 24% at June 30, 2004 compared to June 30, 2003. Significant increases in this category include the following. Contributions have increased as a result of spreading the expense throughout the year rather than making all expenditures at year end. Fees for the overdraft protection program have increased due to deposit growth. Directors and committee fees have increased beginning in the second quarter with the election of two new directors in March 2004. In the trust department area a fee collected in a prior period in error was refunded with interest during the second quarter of 2004. Incurrence of a new expense item began in May 2004 for the outsourcing of investment review of certain trust department accounts

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity. Net income after certain adjustments for noncash transactions provided $2.113 million in cash from operating activities. For the first six months of 2004, the primary operating activity requiring funds was the initial funding of loans held for sale. Funds totaling $15.002 million from maturity, sale and call of securities available for sale and from the maturity of securities held to maturity were used to fund investing activities. Investments made year to date in 2004 include the purchase of $23.498 million in securities available for sale, funding the net increase in loans in the amount of $12.550 million, and purchasing $179 thousand of bank premises and equipment. $19.232 million was provided through financing activities including increases in deposit account balances and increases in securities sold under agreements to repurchase. Financing activity expenditures included repaying $170 thousand of a Federal Home Loan Bank advance, paying $483 thousand in cash dividends to shareholders and repurchasing common stock for the treasury in the amount of $142 thousand. Cash and cash equivalents decreased during the first six months of 2004 by $675 thousand. The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the company is adequate to meet present and future financial obligations.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of June 30, 2004:

Change in Yield Curve	% Change in Net Income
+ 200 basis points	+ 3.4%
+ 100 basis points	+ 1.8%
Most likely	0
- 100 basis points	- 2.1%
- 200 basis points	- 4.4%

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

The following chart reflects the change in net market value over different rate environments as of June 30, 2004:

Change in Yield Curve	Change in Economic Value of Equity
(dollars in thousands)
+ 200 basis points	$ - 2,604
+ 100 basis points	- 1,291
Most likely	0
- 100 basis points	+ 518
- 200 basis points	+ 432

Ite m 4. Controls and Procedures

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

PA RT II. OTHER INFORMATION

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	3,854	$22.90	101,183	78,817
February 1 through February 29	NONE	—	—	—
March 1 through March 31	NONE	—	—	—
April 1 through April 30	NONE	—	—	—
May 1 through May 31	NONE	—	—	—
June 1 through June 30	2,256	$23.50	103,439	76,561

Total	6,110

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security-holders was held on April 27, 2004 and the following matters were submitted to the security-holders for a vote:

1.	To elect a class of directors for a term of three years.

2.	To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 2004.

3.	Any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

		Votes For	Votes Against	Votes Withheld	Total

1.	J. Scott Boyd	1,196,424	None	12,136	1,208,560
	J. P. Burns, Jr.	1,196,124	None	12,436	1,208,560
	Barbara H. Pichot	1,206,024	None	2,536	1,208,560
	C. Larry Togans	1,205,664	None	2,896	1,208,560

		Votes For	Votes Against	Abstentions	Total

2.	Ratification of accountants	1,202,803	54	5,703	1,208,560

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable

4.	Instruments defining the rights of security holders, including indentures. Not applicable

10.	Material contracts. Not applicable

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

A Form 8-K was filed with SEC on April 20, 2004. The form included notification that the Potomac Board of Directors had authorized a $.145 per share quarterly dividend for all shareholders of record on May 15, 2004 payable on June 1, 2004, the highlights of the unaudited quarterly results as of March 31, 2004 and report of the repurchase of 3,854 shares of the holding company’s stock during the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date August 11, 2004	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date August 11, 2004	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Vice President and Chief Financial Officer