Form 10-Q
period 2004-09-30
POTOMAC BANCSHARES INC
filed 2004-11-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 5, 2004, Potomac Bancshares, Inc. had 1,696,561 shares of common stock outstanding.

POTOMAC BANCSHARES, INC.

FORM 10-Q

September 30, 2004

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003 (Audited)	3

	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2004 and 2003 and for the Nine Months Ended September 30, 2004 and 2003	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements September 30, 2004 (Unaudited) and December 31, 2003 (Audited)	7 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	15

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	15

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	15

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

Signatures		17

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 evidences Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. “Forward-looking statements” are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. To comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the company’s forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	(Unaudited) September 30 2004	December 31 2003
Assets:
Cash and due from banks	$11 301	$102 98
Interest-bearing deposits in financial institutions	82	336
Securities purchased under agreements to resell and federal funds sold	495	2 390
Securities held to maturity (fair value $6,039 at December 31, 2003)	—	6 001
Securities available for sale, at fair value	46 867	38 425
Loans held for sale	494	564
Loans, net of allowance for loan losses of $1,948 and $1,724 respectively	163 072	138 334
Bank premises and equipment, net	5 269	4 992
Accrued interest receivable	914	909
Other assets	4 737	4 394

Total Assets	$233 231	$206 643

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$32 858	$25 396
Interest-bearing deposits	165 615	147 860

Total Deposits	198 473	173 256
Accrued interest payable	189	128
Securities sold under agreements to repurchase and federal funds purchased	9 650	9 199
Federal Home Loan Bank advances	1 458	1 715
Other liabilities	1 074	1 013

Total Liabilities	$210 844	$185 311

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 1,800,000 shares issued	$1 800	$1 800
Surplus	4 200	4 200
Undivided profits	18 070	16 543
Accumulated other comprehensive income, net	168	498

	$24 238	$23 041
Less cost of shares acquired for the treasury, 2004, 103,439 shares; 2003, 97,329 shares	1 851	1 709

Total Stockholders’ Equity	$22 387	$21 332

Total Liabilities and Stockholders’ Equity	$233 231	$206 643

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except for per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Interest and Dividend Income:
Interest and fees on loans	$2 688	$2 242	$7 486	$6 548
Interest on securities held to maturity - taxable	—	75	35	284
Interest on securities available for sale - taxable	402	357	1 163	1 133
Interest on secuirities available for sale – nontaxable	2	—	2	—
Interest on securities purchased under agreements to resell and federal funds sold	2	7	29	36
Other interest and dividends	2	3	6	16

Total Interest and Dividend Income	$3 096	$2 684	$8 721	$8 017

Interest Expense:
Interest on deposits	$539	$464	$1 510	$1 498
Interest on securities sold under agreements to repurchase and federal funds purchased	60	42	151	125
Federal Home Loan Bank advances	21	26	66	80

Total Interest Expense	$620	$532	$1 727	$1 703

Net Interest Income	$2 476	$2 152	$6 994	$6 314

Provision for Loan Losses	131	64	264	148

Net Interest Income after Provision for Loan Losses	$2 345	$2 088	$6 730	$6 166

Noninterest Income:
Trust and financial services	$211	$135	$610	$393
Service charges on deposit accounts	389	316	1 114	863
BCT Visa/MC Fees	48	28	126	78
Gain (loss) on sale of securities available for sale	(28)	19	(26)	99
Net gain on sale of loans	46	98	119	318
Cash surrender value of life insurance	36	43	105	123
Other operating income	102	105	267	243

Total Noninterest Income	$804	$744	$2 315	$2 117

Noninterest Expenses:
Salaries and employee benefits	$1 044	$951	$2 996	$2 910
Net occupancy expense of premises	103	85	300	286
Furniture and equipment expenses	229	262	642	667
Stationery and supplies	31	42	94	136
Communications	37	37	111	104
Legal and professional	68	23	126	63
Postage	37	35	112	105
Advertising and marketing	65	56	147	162
ATM and check card expenses	51	44	143	122
Other operating expenses	304	250	866	711

Total Noninterest Expenses	$1 969	$1 785	$5 537	$5 266

Income before Income Tax Expense	$1180	$1 047	$3 508	$3 017

Income Tax Expense	432	361	1 243	1 049

Net Income	$748	$686	$2 265	$1 968

Earnings Per Share, basic and diluted	$.44	$.40	$1.33	$1.11

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(000 Omitted)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2002	$600	$5 400	$14 801	$(248)	$759		$21 312

Comprehensive income
Net income	—	—	1 968	—	—	$1 968	1 968
Other comprehensive income:
unrealized holding (losses) arising during the period (net of tax, $116)	—	—	—	—	(227)	(227)	(227)
Reclassification for gains included in net income (net of tax, $34)	—	—	—	—	(65)	(65)	(65)

Total comprehensive income						$1 676

Stock split in the form of a 200% stock dividend	1 200	(1 200)	—	—	—		—

Cash dividends ($.26 per share)	—	—	(698)	—	—		(698)

Purchase of treasury shares:
78,999 shares	—	—	—	(1 461)	—		(1 461)

Balances, September 30, 2003	$1 800	$4 200	$16 071	$(1 709)	$467		$20 829

Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 709)	$498		$21 332

Comprehensive income
Net income	—	—	2 265	—	—	$2 265	2 265
Other comprehensive income:
unrealized holding (losses) arising during the period (net of tax, $179)	—	—			(347)	(347)	(347)
Reclassification for (losses) included in net income (net of tax, $9)	—	—	—	—	17	17	17

Total comprehensive income						$1 935

Cash dividends ($.44 per share)	—	—	(738)	—	—		(738)

Purchase of treasury shares:
6,110 shares	—	—	—	(142)	—		(142)

Balances, September 30, 2004	$1 800	$4 200	$18 070	$(1 851)	$168		$22 387

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 Omitted)

(Unaudited)

	For the Nine Months Ended
	September 30 2004	September 30 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2 265	$1 968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	264	148
Depreciation	447	463
Discount accretion and premium amortization on securities, net	78	126
(Gain) loss on sale of securities available for sale	26	(99)
Proceeds from sale of loans	6 536	18 400
Origination of loans for sale	(6 466)	(17 109)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(5)	185
(Increase) in other assets	(173)	(3 131)
Increase (decrease) in accrued interest payable	61	(38)
Increase in other liabilities	61	180

Net cash provided by operating activities	$3 094	$1 093

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$6 000	$3 000
Proceeds from maturity of securities available for sale	1 000	7 000
Proceeds from sale of securities available for sale	8 974	8 118
Proceeds from call of securities available for sale	5 000	—
Purchase of securities available for sale	(24 019)	(11 517)
Net (increase) in loans	(25 002)	(14 082)
Purchases of bank premises and equipment	(724)	(1 013)

Net cash (used in) investing activities	$(28 771)	$(8 494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$7 462	$1 858
Net increase in interest-bearing deposits	17 755	1 178
Net proceeds in securities sold under agreements to repurchase	451	2 501
Repayment of Federal Home Loan Bank advances	(257)	(243)
Purchase of treasury shares	(142)	(1 461)
Cash dividends	(738)	(698)

Net cash provided by financing activities	$24 531	$3 135

Decrease in cash and cash equivalents	$(1 146)	$(4 266)

CASH AND CASH EQUIVALENTS
Beginning	13 024	17 128

Ending	$11 878	$12 862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 666	$1 741

Income taxes	$1 176	$878

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(500)	$(442)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and December 31, 2003, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2004 and 2003. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2003. The results of operations for the three month and nine month periods ended September 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year.

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

	For the Nine Months Ended
	September 30 2004	September 30 2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$2 265	$1 968
Total stock-based compensation expense determined under fair value based method for all awards	(30)	—

Pro forma net income	$2 235	$1 968

Earnings per share:
Basic – as reported	$1.33	$1.11

Basic – pro forma	$1.32	$1.11

Diluted – as reported	$1.33	$1.11

Diluted – pro forma	$1.32	$1.11

3.	On February 11, 2003 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 200% stock dividend payable on March 1, 2003. Shares issued increased from 600,000 to 1,800,000.

4.	The amortized cost and fair value of securities available for sale as of September 30, 2004 and December 31, 2003 are as follows:

	(000 Omitted) September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46 092	$392	$(146)	$46 338
Obligations of states and political subdivisions	521	8	—	529

	$46 613	$400	$(146)	$46 867

	(000 Omitted) December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$37 671	$822	$(68)	$38 425

5.	The loan portfolio, stated at face amount, is composed of the following:

(000 Omitted)
	September 30 2004	December 31 2003
Mortgage loans on real estate:
Construction, land development and other land	$20 013	$13 957
Secured by farmland	2 694	3 711
Secured by 1-4 family residential	73 299	60 904
Other real estate	37 924	25 314
Loans to farmers (except those secured by real estate)	232	257
Commercial and industrial loans (except those secured by real estate)	14 400	17 649
Consumer loans	16 303	17 549
All other loans	155	717

Total loans	$165 020	$140 058
Less: allowance for loan losses	1 948	1 724

	$163 072	$138 334

6.	The following is a summary of transactions in the allowance for loan losses:

	(000 Omitted)
	September 30 2004	December 31 2003
Balance at beginning of period	$1 724	$1 642
Provision charged to operating expense	264	148
Recoveries added to the allowance	87	126
Loan losses charged to the allowance	(127)	(192)

Balance at end of period	$1 948	$1 724

7.	There were no impaired loans at September 30, 2004. At December 31, 2003 impaired loans were $340,752.

There were no nonaccrual loans excluded from impaired loan disclosures under FASB 114 at September 30, 2004. At December 31, 2003 nonaccrual loans were $250,946.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	Sept 30 2004	Sept 30 2003	Sept 30 2004	Sept 30 2003
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$120	$120	$4	$4
Interest cost	233	233	24	24
Expected return on plan assets	(234)	(234)	—	—
Amortization of net obligation at transition	(15)	(15)	13	13
Recognized net actuarial loss	25	25	—	—

Net periodic benefit cost	$129	$129	$41	$41

Employer Contribution

Through the nine months ended September 30, 2004, the company has contributed $255,754 to the pension plan, which is the entire contribution for 2004. The company has made payments of $17,361 for the postretirement benefits plan for the first nine months of 2004.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
Unaudited	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	1 698 125	$1.33	1 766 044	$1.11
Effect of dilutive securities:
Stock options	933		—
Diluted earnings per share	1 699 058	$1.33	1 766 044	$1.11

Shares outstanding have been restated to reflect the 200% stock dividend discussed in Note 3.

8.	Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

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

FINANCIAL OVERVIEW

Bank of Charles Town is the wholly owned subsidiary of Potomac Bancshares, Inc. The bank is an independent commercial institution whose primary goal is to provide the best loan and deposit services to customers in the bank’s market area while providing acceptable return on the investments of Potomac’s shareholders.

Since December 31, 2003 assets have continued to grow and total $233 million at September 30, 2004. Loans are the major factor in this planned growth and expansion of Bank of Charles Town. Management has concentrated on the hiring and retention of loan originators who are capable of capturing a substantial portion of the loan growth in the bank’s major market areas of Jefferson and Berkeley Counties in West Virginia.

Deposit growth has also continued since December 31, 2003, and as of September 30, 2004 total $198 million. Deposits provide major funding for the loan and investment activities of the bank. About half of the bank’s investments are held for liquidity purposes. The remainder are used to retain, collateralize and protect a portion of the bank’s larger depositors.

Several performance measures commonly used in the banking industry are followed closely by Bank of Charles Town management to track the bank’s performance in comparison with itself and with peer groups. Return on average assets (ROA) is the ratio of net income to average total assets. As of September 30, 2004, the bank’s ROA was 1.37%. Return on average equity (ROE) is the ratio of net income to average total stockholders’ equity. The bank’s ROE at September 30, 2004 was 13.82%. The leverage capital ratio is the ratio of total stockholders’ equity to total assets. The bank’s leverage capital ratio is 9.55% at September 30, 2004. To be considered a well-capitalized bank by the Federal Deposit Insurance Corporation regulators, the leverage capital ratio must be at least 5%.

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

(000 Omitted) September 30, 2004
Balance at beginning of period	$1 724
Charge-offs:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	3
Consumer	124

Total charge-offs	127

Recoveries:
Commercial, financial and agricultural	—
Real estate – construction	—
Real estate – mortgage	—
Consumer	87

Total recoveries	87

Net charge-offs	40
Additions charged to operations	264

Balance at end of period	$1 948

Ratio of net charge-offs during the period to average loans outstanding during the period	.026%

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

(000 Omitted) September 30, 2004
Nonaccrual loans	$—
Restructured loans	—
Foreclosed properties	—

Total nonperforming assets	$—

Loans past due 90 days accruing interest	$40

Allowance for loan losses to period end loans	1.18%

Nonperforming assets to period end loans and foreclosed properties	—

At September 30, 2004, other potential problem loans (excluding impaired loans) totalled $682,570. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. Management has allocated a portion of the allowance for these loans.

The comparison of the income statements for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 shows similar differences between 2004 and 2003. Through June 30, total interest and dividend income increased due to loan fee income. The interest and dividend income increase during the third quarter was due to the prime rate increases. While income on the securities portfolio is down 15% at September 30, 2004 compared to September 30, 2003 due to lower interest rates, total interest and dividend income in 2004 is above 2003 levels due to performance of the loan portfolio. At the end of the first nine months of 2004, interest expense is at about the same level for the same time period in 2003. Net interest income has increased 11% in 2004 compared to 2003 with the increase in interest and dividend income and the same level of interest expense.

Noninterest income increased 9% for the nine months ended September 30, 2004 compared to September 30, 2003. Particular accounts to note are listed below.

•	Significant income growth has occurred in trust and financial services due primarily to fee accruals on several large estates as well as the addition of brokerage fees and commissions from BCT Investments.

•	Service charges on deposit accounts and credit and debit card fees have increased due to fee increases effective August 1, 2003 and the growth in the deposit account base.

•	Fees from production of secondary market loans are down since secondary market rates have increased.

•	Income from the increase in cash surrender value of life insurance has decreased 14.6% as of September 30, 2004 compared to September 30, 2003 due to decreased rates on one of our three policies.

Other operating income has increased 10% as of September 30, 2004 compared to September 30, 2003. The most significant increase in this category is in the other fee income account due to fee increases effective August 1, 2003 and growth in the bank’s customer base.

Noninterest expense increased 5% for the nine months ended September 30, 2004 compared to the same period in 2003. Significant items to note are listed below.

•	Group insurance expense is $40,000 less in 2004 than in 2003. During the first quarter of 2003 fees were being paid to our previous group insurance vendor in addition to paying the expense of our current vendor.

•	401(k) expense in the first nine months of 2004 is more than the same time period in 2003 due to increase in the number of participants and increased contributions by the participants which in turn increases the employer expense. The increase in 401(k) expense is a positive position since management believes the plan is an incentive for good employees to remain at Bank of Charles Town.

•	Stationery and supplies expense has decreased 31% at September 30, 2004 compared to September 30, 2003 due to fewer mass mailings and completion of the computer conversion which had created some extra expense.

•	Advertising and marketing expenses have decreased in 2004 compared to 2003 as a result of intentional spending reductions.

•	ATM and check card expenses have increased in the first nine months of 2004 compared to the same time period in 2003 primarily due to growth in the deposit account base.

•	Increase in legal and professional fees due to payments to an outside firm who is currently doing bank wide operational efficiency and economical studies.

Other operating expenses have increased 22% at September 30, 2004 compared to September 30, 2003. Significant increases in this category include the following.

•	Contributions have increased as a result of spreading the expense throughout the year rather than making all expenditures at year end.

•	Fees for the overdraft protection program have increased due to deposit growth and a fee increase effective August 1, 2003.

•	Directors and committee fees have increased beginning in the second quarter with the election of two new directors in March 2004.

•	In the trust department area a fee collected in a prior period in error was refunded with interest during the second quarter of 2004.

•	Home equity closing costs have increased due to increased loan volume.

•	Online banking expense is more than 2003 due to paying the remainder of a previous maintenance contract after we had begun using Jack Henry & Associates and paying for JHA maintenance.

•	Incurrence of two new expense items: outsourcing of investment review of certain trust department accounts and the outsourcing of the internal audit function.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details the transactions of this liquidity since January 1, 2004.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. Through September 30, 2004 net income as adjusted has provided cash of $4,270 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, principal portion of loan payments and payoffs and investment maturities provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities in 2004 through September 30 is $28,771 thousand.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2004 through September 30 is $24,531 thousand.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the company is adequate to meet present and future financial obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the quantitative and qualitative disclosures made in the second quarter 10Q.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	3,854	$22.90	101,183	78,817
February 1 through February 29	NONE	—	—	—
March 1 through March 31	NONE	—	—	—
April 1 through April 30	NONE	—	—	—
May 1 through May 31	NONE	—	—	—
June 1 through June 30	2,256	$23.50	103,439	76,561
July 1 through July 31	NONE	—	—	—
August 1 through August 31	NONE	—	—	—
September 1 through September 30	NONE	—	—	—
Total	6,110

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

Item 5. Other Information.

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6. Exhibits.

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.
Not applicable

4.	Instruments defining the rights of security holders, including indentures.
Not applicable

10.	Material contracts.
Not applicable

11.	Statement re: computation of per share earnings.
Not applicable

15.	Letter on unaudited interim financial information.
Not applicable

18.	Letter on change in accounting principles.
Not applicable

19.	Reports furnished to security holders.
Not applicable

22.	Published report regarding matters submitted to vote of security holders.
Not applicable

23.	Consent of experts and counsel.
Not applicable

24.	Power of attorney.
Not applicable

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date November 12, 2004	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date November 12, 2004	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Vice President and Chief Financial Officer