Form 10-K
period 2004-12-31
POTOMAC BANCSHARES INC
filed 2005-03-31
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number   0-24958

POTOMAC BANCSHARES, INC.
  (Exact Name of Registrant as Specified in Its Charter)

West Virginia	55-0732247
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 East Washington Street PO Box 906, Charles Town WV	25414-0906
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 304-725-8431

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past the 90 days.

Yes    ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes    ☐     No   ☒

State the aggregate market value of the voting and  non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $38,098,342 as of June 30, 2004

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    ☐     No   ☐   Not Applicable    ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

1,696,561 as of March 2, 2005

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Document	Part of the Form 10-K Into Which the Document is Incorporated

Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2005 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2004

PART I

Item	1.	Business	1
Item	2.	Properties	7
Item	3.	Legal Proceedings	8
Item	4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item	6.	Selected Financial Data	10
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item	8.	Financial Statements and Supplementary Data	24
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item	9A.	Controls and Procedures	51
Item	9B.	Other Information	51

PART III

Item	10.	Directors and Executive Officers of the Registrant	51
Item	11.	Executive Compensation	52
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item	13.	Certain Relationships and Related Transactions	52
Item	14.	Principal Accountant Fees and Services	52

PART IV

Item	15.	Exhibits and Financial Statements Schedules	53

FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 evidences Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management.  This Annual Report on Form 10-K, including the President’s letter and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty.  “Forward-looking statements” are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook.  To comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in the company’s forward-looking statements.

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

PART I

Item 1.	Business.

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

•	Harpers Ferry, West Virginia,
•	Kearneysville, West Virginia,
•	Martinsburg, West Virginia and
•	Hedgesville, West Virginia.

          The bank provides individuals, businesses and local governments with a broad range of banking services. These services include

•	Commercial credit lines, equipment loans, construction financing,
•	Real estate loans, secondary market and adjustable rate mortgages,
•	Retail loan products including home equity lines of credit,
•	Checking and savings accounts for businesses and individuals,
•	Certificates of deposit and individual retirement accounts.

          Automated teller machines located at each of the five offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, provide certain services to customers on a twenty-four hour basis.  The bank recently initiated the formation of an ATM network with two other local banks to provide customers of all three banks a total of 17 ATM locations in the eastern panhandle of West Virginia.  Bill paying and certain other banking services are available through the Internet.  The trust and financial services department provides financial management, investment and trust services.  BCT Investments provides financial management, investment and brokerage services.

          Lending Activities.  The bank offers a variety of loans for consumer and commercial purposes.  The majority of these loans are secured.

          Underwriting standards for all lending include

•	Sound credit analysis,
•	Proper documentation according to the bank’s loan policy standards,
•	Avoidance of loan concentrations to a single industry or with a single class of collateral,
•	Diligent maintenance of past due and nonaccrual loans and
•	A risk grading system that assists us in managing deteriorating credit on a proactive basis.

          The lending policies of the bank address the importance of a diversified portfolio and of a balance between maximum yield and minimum risk.  It is the bank’s policy to avoid concentrations of loans such as loans to one industry, loans to one borrower or guarantor or loans secured by similar collateral.

          The bank’s loan policy designates particular loan-to-value limits for real estate loans in accordance with recommendations in Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991.  As stated in the loan policy, there may be certain lending situations not subject to these loan-to-value limits and from time to time the senior management of the bank may permit exceptions to the established limits.  Any exceptions are sufficiently documented.

          Loans secured by real estate are made to individuals and businesses for

•	The purchase of raw land and land development,
•	Commercial, multi-family and other non-residential construction,
•	Purchase of improved property,
•	Purchase of owner occupied one to four family residential property,
•	Lines of credit, and
•	Home equity loans.

          Approximately 87% of the bank’s loans are secured by real estate.  These loans had an average delinquency rate of .50% and a loss rate of 0% during 2004.  The average delinquency rate and loss rate are based on comparisons to 2004 average total loans.

          As of December 31, 2004, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

•	Construction and land development	$28 929
•	Secured by farmland	3 986
•	Secured by 1-4 family residential	79 800
•	Other real estate	42 759

$155 474

          Commercial loans not secured by real estate with an aggregate balance of $5.95 million at December 31, 2004 make up approximately 3.3% of the total loan portfolio.  The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

•	Grant loans on a sound and collectible basis,
•	Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
•	Serve the legitimate credit needs of the community in which the bank is located.

          Average delinquency for commercial loans not secured by real estate was .12% and the loss rate was 0% during 2004.

          Retail loans to individuals for personal expenditures are approximately 9.7% of the bank’s total loans at December 31, 2004.  The aggregate balance of these loans was $17.35 million at December 31, 2004.  The majority of these loans are installment loans with the remainder made as term loans.

          There is some risk in every retail loan transaction.  The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies.  Loans to individuals for personal expenditures had an average delinquency rate of .15% and a loss rate of .03% in 2004 (based on comparisons to 2004 average total loans).

          All other loans total $236 thousand (less than 1% of total loans) at December 31, 2004.  These loans had a 0% average delinquency rate and a 0% average loss rate in 2004 compared to 2004 average total loans.

          Investment Activities.  The bank’s investment policy governs its investment activities.

          The policy states that excess daily funds are to be invested in federal funds sold and securities purchased under agreements to resell.  The daily funds are used to cover deposit draw downs by customers, to fund loan commitments and to help maintain the bank’s asset/liability mix.

          According to the policy, funds in excess of those invested in federal funds sold and securities purchased under agreements to resell are to be invested in U.S. Treasury bills, notes or bonds, obligations of U.S. Government agencies and obligations of political subdivisions of the State of West Virginia with a rating of not less than A+.

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

Competition

          As of March 3, 2005, there were 65 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia.  These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

          The bank’s market area is generally defined as Jefferson County and Berkeley County, West Virginia.  As of June 30, 2004, there were six banks in Jefferson County with 13 banking offices.  The total deposits of these commercial banks as of June 30, 2004 were $576.6 million, and the bank ranked number one in total deposits with $171.4 million or 29.7% of the total deposits in the market at that time.  The bank has two branch offices in Berkeley County at this time.  Opening in July 2001 and June 2003, these branches have 2.5% of the market share of deposits in Berkeley County where there are eight banks with 29 banking offices.

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

Employees

          Potomac currently has no employees.

          As of March 7, 2005, the bank had 83 full-time employees and 21 part-time employees.

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

          Depository Institution Subsidiaries.  The bank is subject to FDIC deposit insurance assessments.  As of January 1, 2005, FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.440 basis points or .0001440 times the total deposits of the bank.  This premium is not tied to the bank’s risk classification.  The rate of the premium based on the bank’s risk classification is at 0.00%.  It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment.  A large special assessment could have an adverse impact on Potomac’s results of operations.

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

          As of December 31, 2004, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess

	(in thousands)
Tier 1 capital:
Common stock	$1,800
Surplus	4,200
Retained earnings	18,631

	24,631
Less cost of shares acquired for the treasury	1,850

Total tier 1 capital	$22,781	$6,857	$15,924

Tier 2 capital:
Allowance for loan losses (1)	1,966

Total risk-based capital	$24,747	$13,715	$11,032

Risk-weighted assets	$171,432

Tier 1 capital	$22,781	$9,641	$13,140

Average total assets	$241,027

Capital ratios:
Tier 1 risk-based capital ratio	13.29%	4.00%	9.29%
Total risk-based capital ratio	14.44%	8.00%	6.44%
Tier 1 capital to average total assets (leverage)	9.45%	4.00%	5.45%

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

          International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act).  The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks.  The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts.  Among the broad-reading provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed.  The Patriot Act creates additional requirements for banks, which were already subject to similar regulations.  The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering.  These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.”  The special measures include the following:  (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

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

Item 2.	Properties.

          Potomac currently has no property.

          The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry, Kearneysville, and Hedgesville.  The bank owns the branch office facility in Martinsburg and the land is leased through February 2008 when the bank will purchase the land at a predetermined price.  The bank also owns a lot at the corner of Route 340 and Washington Street in Bolivar that may be used for future expansion.

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

          The Harpers Ferry branch office is located at 1366 W. Washington Street, Bolivar, West Virginia.  The office is a one story brick building constructed in 1975.  There is another building on this property that existed at the time of the bank’s purchase.  This separate building is rented to an outside party by the bank.

          The branch facility at 5480 Charles Town Road, Kearneysville, West Virginia was erected in 1985.  This one story brick building opened for business in April of 1985.  During 1993, an addition was constructed, doubling the size of this facility.

          The branch facility at 119 Cowardly Lion Drive, Hedgesville, West Virginia was erected in 2003.  This one story brick building opened for business in June of 2003.

          The branch office at 9738 Tuscarora Pike in Martinsburg, West Virginia (which opened for business in July 2001) is now located in a building owned by the bank.  The construction of the one story brick facility was started in 2004 and completed in January 2005.  The amended lease for this property expires in February 2008 when the bank will purchase the land at a predetermined price.

          There are no encumbrances on any of these properties, except the lease on the Martinsburg property.  In the opinion of management, these properties are adequately covered by insurance.

Item 3.	Legal Proceedings.

          Currently Potomac is involved in no legal proceedings.

          The bank is involved in various legal proceedings arising in the normal course of business, and in the opinion of the bank, the ultimate resolution of these proceedings will not have a material effect on the financial position or operations of the bank.

Item 4.	Submission of Matters to a Vote of Security Holders.

          Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values, and (b) dividends.  This information has been restated to reflect a 200% stock dividend declared on February 11, 2003.  As of March 2, 2005, there were approximately 1,100 shareholders.

          Potomac’s common stock is not traded on any stock exchange or over the counter.  Potomac (symbol PTBS.OB) is on the OTC Bulletin Board, a network available to brokers.  Scott and Stringfellow, Inc., Koonce Securities Inc. and Ferris, Baker Watts, Inc. are market makers for Potomac common stock.  A market maker is one who makes a market for a particular stock.  Information about sales (but not necessarily all sales) of Potomac common stock is available on the Internet through many of the stock information services using Potomac’s symbol.  Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in many instances, Potomac does not have knowledge of the purchase price or the terms of the purchase.  The trading values for 2003 and 2004 are based on information available is a result of our participation on the Bulletin Board described above and information gathered on the Internet.  No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range
				Cash Dividends Paid per Share
		High	Low

2003	First Quarter	$19.00	$15.50	$.1300
	Second Quarter	20.00	18.30	.1325
	Third Quarter	25.00	19.00	.1350
	Fourth Quarter	23.75	22.10	.1375
2004	First Quarter	$23.75	$22.55	$.1400
	Second Quarter	24.25	22.45	.1450
	Third Quarter	25.25	23.50	.1500
	Fourth Quarter	28.00	24.00	.1550

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a ) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program

October 1 through October 31	NONE	—	—	—
November 1 through November 30	NONE	—	—	—
December 1 through December 31	NONE	—	—	—

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

Item 6.	Selected Financial Data.

	2004	2003	2002	2001	2000

	(Dollars in Thousands Except Per Share Data)
Summary of Operations
Interest income	$12 008	$10 786	$11 279	$10 956	$10 328
Interest expense	2 409	2 235	2 823	3 758	3 968

Net interest income	9 599	8 551	8 456	7 198	6 360
Provision for (recovery of) loan losses	289	147	423	221	(70)

Net interest income after provision
for (recovery of) loan losses	9 310	8 404	8 033	6 977	6 430
Noninterest income	3 158	2 844	2 097	1 358	1 148
Noninterest expense	7 668	7 142	6 263	5 160	4 711

Income before income taxes	4 800	4 106	3 867	3 175	2 867
Income tax expense	1 710	1 432	1 408	1 166	1 053

Net income	$3 090	$2 674	$2 459	$2 009	$1 814

Per Share Data **
Net income, basic and diluted	$1.82	$1.53	$1.37	$1.12	$1.01
Cash dividends declared	.59	.54	.48	.45	.42
Book value at period end	13.41	12.53	11.96	10.79	9.98
Weighted-average shares outstanding, basic	1 697 732	1 750 070	1 791 027	1 800 000	1 800 000
Weighted-average shares outstanding, diluted	1 698 968	1 750 070	1 791 027	1 800 000	1 800 000
Average Balance Sheet Summary
Assets	$226 052	$197 052	$181 741	$158 385	$145 339
Loans	155 546	125 407	109 461	93 816	81 755
Securities	46 701	47 087	50 454	41 870	44 935
Deposits	190 153	163 328	153 148	135 658	126 617
Stockholders’ equity	22 045	21 274	20 542	18 812	17 345
Performance Ratios
Return on average assets	1.37%	1.36%	1.35%	1.27%	1.25%
Return on average equity	14.02%	12.57%	11.97%	10.68%	10.46%
Dividend payout ratio	32.42%	35.29%	35.04%	40.18%	41.58%
Capital Ratios
Leverage ratio	9.45%	10.20%	10.77%	11.30%	12.32%
Risk-based capital ratios
Tier 1 capital	13.29%	14.67%	18.34%	19.90%	22.70%
Total capital	14.44%	15.89%	19.60%	21.15%	23.95%

** All figures have been restated to reflect a 200% stock dividend declared on February 11, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE YIELD/RATE

          This schedule is a comparison of interest earning assets and interest-bearing liabilities showing average yields or rates derived from average balances and actual income and expenses.  Income and rates on tax exempt loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.  Loans placed on nonaccrual status are reflected in the balances.

	2004			2003			2002

	Average Balances	Income/ Expense	Average Yield/Rate	Average Balances	Income/ Expense	Average Yield/Rate	Average Balances	Income/ Expense	Average Yield/Rate

	(in thousands )			(in thousands )			(in thousands )
ASSETS
Loans
Taxable	$154 486	$10 283	6.66%	$123 701	$8 745	7.07%	$107 620	$8 557	7.95%
Tax exempt	1 060	114	10.75%	1 706	157	9.20%	1 841	159	8.64%

Total loans	155 546	10 397	6.68%	125 407	8 902	7.10%	109 461	8 716	7.96%

Taxable securities	46 473	1 575	3.39%	47 087	1 828	3.88%	50 454	2 444	4.84%
Nontaxable securities	228	11	4.82%	—	—	—	—	—	—
Securities purchased under agreements to resell and federal funds sold	3 457	39	1.13%	4 533	44.97%		6 403	91	1.42%
Other earning assets	1 069	29	2.71%	2 015	65	3.23%	3 300	82	2.48%

Total earning assets	206 773	$12 051	5.83%	179 042	$10 839	6.05%	169 618	$11 333	6.68%

Allowance for loan losses	(1 842)			(1 710)			(1 528)
Cash and due from banks	10 888			9 789			8 015
Premises and equipment, net	5 163			4 868			3 660
Other assets	5 070			5 063			1 976

Total assets	$226 052			$197 052			$181 741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Savings and interest- bearing demand deposits	$104 182	$442.42%		$92 951	$462.50%		$86 845	$853.98%
Time deposits	55 961	1 649	2.96%	47 991	1 497	3.12%	45 912	1 750	3.81%

Total interest- bearing deposits	160 143	2 091	1.31%	140 942	1 959	1.39%	132 757	2 603	1.96%

Securities sold under agreements to repurchase and federal funds purchased	10 777	232	2.15%	8 549	172	2.01%	4 196	98	2.34%
Advances from FHLB	1 584	86	5.43%	1 878	104	5.54%	2 197	122	5.55%

Total interest bearing liabilities	172 504	$2 409	1.40%	151 369	$2 235	1.48%	139 150	$2 823	2.03%

Noninterest-bearing demand deposits	30 010			22 386			20 391
Other liabilities	1 493			2 023			1 658
Stockholders’ equity	22 045			21 274			20 542

Total liabilities and stockholders’ equity	$226 052			$197 052			$181 741

Net interest income		$9 642			$8 604			$8 510

Net interest spread			4.43%			4.57%			4.65%
Interest expense as a percent of average earning assets			1.16%			1.25%			1.66%
Net interest margin			4.66%			4.81%			5.02%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

GENERAL

          The company’s financial statements are prepared in accordance with U. S. generally accepted accounting principles.  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, U. S. generally accepted accounting principles may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting:  (i) SFAS 5, Accounting for Contingencies, which requires that estimated losses be accrued when they are probable of occurring and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

          The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

GENERAL

          By viewing the company results of operations and financial position over the past five years as shown in the Selected Consolidated Financial Data schedule, successful accomplishment of a number of the long term goals of management is evident.  Management wishes to grow the company by increasing loans and deposits and increase earnings on a regular basis so that we are providing the best service possible to our customers as well as increasing the value of our shareholders’ investments.  Regular earnings increases allows us to build our capital and pay increased dividends to our shareholders.  Increasing capital in turn provides the basis for continued expansion of the company and the ability to keep up with the ever changing and improving computer technology.  Meeting the constant computer technology challenge is one of the most expensive costs of doing business after costs of real estate and human resources.

          The continuing increase of regulation in the banking industry is a concern of management.  The cost of compliance with Sarbanes-Oxley Act of 2002 is expected to reach $250 thousand annually.  This adds additional pressure to find ways to increase income.

          The major sources of income for the company are interest income earned on loans and investments that, of course, is dependent on current market conditions, so in addition to increasing income in these areas, management has concentrated on finding additional types of noninterest income.  During the last several years the introduction of an overdraft protection plan has provided a generous increase to noninterest income.  Of course, there has been concern that future regulation may diminish earnings on this product, which would have an adverse affect on the earnings of the company.

          The company is seeking ways to reduce expenses in addition to ways to increase income.  During 2004 we contracted consultants to perform efficiency testing and examination of company operations.  Numerous suggestions came as a result of the consultants’ studies.  The suggestions included

•	Utilization of personnel to full potential allowing the company to decrease numbers of employees in several areas. Decreases in personnel will occur through attrition not in terminations.
•

Reclassification of deposit balances so that a lower required balance may be kept at the Federal Reserve.  This will allow the company to invest the relocated funds in income producing loans or securities.

•	Increasing certain service charges while maintaining a competitive position.
•	Ways for more efficient use of cash.
•	Outsourcing of official checks which frees time for deposit operations personnel and provides a small amount of income earned on the outstanding balance of these checks.

          The company has added tax exempt income in addition to tax exempt loan income with the January 2003 purchase of $3 million in bank owned life insurance policies.  This reduces the income tax expense for the company.

          Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources or operations.  There are no current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the company.

          The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2004 and 2003.

	2004 Three Months Ended				2003 Three Months Ended

	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31

Interest income	$3 287	$3 096	$2 890	$2 735	$2 769	$2 684	$2 675	$2 658
Interest expense	682	620	571	536	532	532	583	588

Net interest income	2 605	2 476	2 319	2 199	2 237	2 152	2 092	2 070
Provision for loan losses	25	131	98	35	—	64	27	57

Net interest income after provision for loan losses	2 580	2 345	2 221	2 164	2 237	2 088	2 065	2 013
Noninterest income	843	804	775	736	727	744	687	686
Noninterest expense	2 131	1 969	1 756	1 812	1 875	1 785	1 794	1 687

Income before income taxes	1 292	1 180	1 240	1 088	1 089	1 047	958	1 012
Income tax expense	467	432	433	378	383	361	339	349

Net income	$825	$748	$807	$710	$706	$686	$619	$663

Earnings per share, basic and diluted	$.48	$.44	$.48	$.42	$.41	$.40	$.35	$.37

NET INTEREST INCOME

          Growth in the loan portfolio of 28% during 2004 was the single most significant factor in the 12% increase in net interest income for 2004 compared to 2003.  The continuing affects of lower rates of the past few years diminished this increase in interest and fees somewhat.  Other factors affecting 2004 net interest income compared to 2003 were a decrease in the income on securities due to decreased rates and only an 8% increase in interest expense even though we had deposit growth as well as some increase in rates on deposits.

          Net interest income in 2003 increased only 1% over 2002.  Total interest and dividend income actually decreased 4.4% in 2003 compared to 2002.  Interest and fees on loans increased only 2% in 2003 compared to 2002 due to decreased rates even though there was loan growth of almost 20%.  Income on securities decreased 25% in 2003 compared to 2002 due to lower rates and a decrease in volume.  Interest expense decreased 21% in 2003 compared to 2002 due almost entirely to decreased rates.

          Management anticipates that the growth in loans and deposits that we have seen in the past several years will continue in future years as we continue to gain market share in the Berkeley County area as well as areas in Virginia.

          By reviewing the volume and rate analysis schedule below, the affects of changes in volumes and rates of the various other assets and liabilities on net interest income can be seen.

VOLUME AND RATE ANALYSIS

          This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates.  The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other.  Income and rates on tax exempt loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.  Nonaccruing loans are included in average loans outstanding.

	2004 Compared to 2003 (in thousands)			2003 Compared to 2002 (in thousands)

	Change in Income/ Expense	Change in Volume Effect	Rate Effect	Income/ Expense	Volume Effect	Rate Effect

INTEREST INCOME
Taxable loans	$1 538	$2 005	$(467)	$188	$727	$(539)
Tax exempt loans	(43)	(77)	34	(3)	(16)	13
Taxable securities	(253)	(25)	(228)	(616)	(155)	(461)
Nontaxable securities	11	11	—	—	—	—
Securities purchased under agreements to resell and federal funds sold	(5)	(16)	11	(46)	(23)	(23)
Other earning assets	(36)	(27)	(9)	(17)	(70)	53

TOTAL	$1 212	$1 871	$(659)	$(494)	$463	$(957)

INTEREST EXPENSE
Savings and interest-bearing demand deposits	$(20)	$62	$(82)	$(391)	$66	$(457)
Time deposits	152	226	(74)	(253)	84	(337)
Securities sold under agreements to repurchase and federal funds purchased	60	47	13	73	85	(12)
Advances from FHLB	(18)	(16)	(2)	(17)	(18)	1

TOTAL	$174	$319	$(145)	$(588)	$217	$(805)

NET INTEREST INCOME	$1 038	$1 552	$(514)	$94	$246	$(152)

NONINTEREST INCOME AND EXPENSE

          The major income producer for 2004 noninterest income, as in 2003 and 2002, continues to be the bank’s overdraft protection plan available for customers.  These fees are included in the service charges on deposit accounts category which totaled $1.5 million in 2004, $1.2 million in 2003 and $1.1 million in 2002.  Trust and financial services is the next largest contributor to the 2004 noninterest income figure with a 47% increase in income compared to 2003.  Trust income has increased in 2004 partially due to accrual of fees for settlement of several large estates.  Estate settlement fees are one area of income that is not particularly consistent from year to year.  The financial services area is also continuing to benefit from the growth of BCT Investments that offers brokerage services in addition to other financial services.  The vision for BCT Investments was to reach customers with smaller amounts available for investment than were being handled through the regular trust services.  The vision has come to productive fruition in providing a needed customer service as well as providing additional noninterest income.  Trust and financial services income increased 21% in 2003 compared to 2002 due in large part to the first full year of income through BCT Investments.

          As the bank customer base continues to expand, the growth has a positive affect on various components of noninterest income in addition to the overdraft protection plan mentioned above.  It provides for increases in other service charges such as stop payments, sales of cashiers checks and money orders, wire transfer fees, debit, ATM and charge card transaction fees.

          Fees on sales of loans in the secondary market is a source of noninterest income that varies with the market conditions.  Our income from this source was $157 thousand in 2004, $360 thousand in 2003 and $176 thousand in 2002.

          Salaries and employee benefits of $4.1 million are slightly over half of the total noninterest expense for 2004.  This percentage of salaries and benefits to total noninterest expense has decreased over the last three years which indicates better utilization of personnel even with significant growth in the bank’s asset base during the same time period.  Expenses related to premises, furniture and equipment of $1.3 million are 17% of total noninterest expense in 2004.  These expenses have increased in the past two years with the opening of the two branch offices in Berkeley County and our extensive modernization of computer technology.

          When examining the noninterest expense portion of the income statements, you will see the increase in other professional fees in 2004 compared to 2003 and 2002.  This is primarily due to the consultants’ fee paid for the efficiency studies that were described earlier in this narrative.

          Other operating expenses is the total of approximately 40 separate expense accounts.  The total for this category increased 20% or $200 thousand in 2004 compared to 2003 and 5% or $50 thousand in 2003 compared to 2002.  There is no significant change in any one account for either of these time period comparisons.  Most of the increases are due to the growth in the bank’s customer base and growth in facilities.

INTEREST RATE SENSITIVITY

          The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2004 (in thousands).

Mature or Reprice

	Within Three Months	After Three Months But Within Twelve Months	After One Year But Within Five Years	After Five Years	Nonsensitive

Interest Earning Assets:
Loans	$65 526	$10 229	$56 759	$46 639	$—
Securities	3 014	6 028	37 511	786	—
Securities purchased under agreements to resell and federal funds sold	6	—	—	—	—
Other earning assets	794	—	—	—	—

Total	$69 340	$16 257	$94 270	$47 425	$—

Interest-Bearing Liabilities:
Time deposits $100,000 and over	$1 606	$3 648	$7 945	$—	$—
Other time deposits	6 305	13 406	23 248	—	—
Gold and Platinum accounts (NOW accounts)	62 520	—	—	—	22 810
Savings accounts	—	—	—	—	24 826
Securities sold under agreements to repurchase and federal funds purchased	17 577	—	—	—	—
Federal Home Loan Bank advances	—	5 000	1 370	—	—

Total	$88 008	$22 054	$32 563	$—	$47 636

Rate Sensitivity Gap	$(18 668)	$(5 797)	$61 707	$47 425

Cumulative Gap	$(18 668)	$(24 465)	$37 242	$84 667

          The matching of the maturities or repricing opportunities of interest earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring an institution’s interest rate sensitivity gap.  An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that period.  The interest rate sensitivity gap is the difference between the amount of interest earning assets that will mature or reprice within a specific time period and the amount of interest-bearing liabilities that will mature or reprice within the same time period.

          A gap is considered negative when the amount of liabilities maturing or repricing in a specific period exceeds the amount of assets maturing or repricing in the same period.  An even match between assets and liabilities in each time frame is the safest position especially in times of rapidly rising or declining rates.  During other times, the even match is not as critical.  The advantages or disadvantages of positive and negative gaps depend totally on the direction in which interest rates are moving.  An asset sensitive institution’s net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining interest rates.

          During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive.  During January, February and March of 2005, $18.7 million more liabilities may reprice or will mature than assets.  During April through December of 2005, $5.8 million more liabilities may reprice or will mature than assets.  The total effect for 2005 is that $24.5 million more liabilities may reprice or mature than assets.  Therefore, the company will be impacted favorably if interest rates continue to decline and unfavorably if interest rates rise.

LOAN PORTFOLIO

          Loans at December 31 (in thousands) for each of the five years in the period ended 2004.

	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$5 949	$6 217	$3 696	$2 999	$2 236
Mortgage loans on real estate:
Construction and land development	28 929	14 071	2 211	530	14
Secured by farm land	3 986	3 711	1 821	1 801	2 763
Secured by 1-4 family residential	79 800	62 693	63 239	56 283	45 056
Other real estate	42 759	34 952	26 151	19 275	12 150
Consumer loans	17 346	17 697	19 198	21 214	22 023
All other loans	236	717	730	288	205

	$179 005	$140 058	$117 046	$102 390	$84 447

          An experienced and aggressive loan production staff continue to grow the loan portfolio.  Even though the loan production for secondary market sales decreased in 2004 compared to 2003, 2004 loan production for residential mortgages has increased the bank’s portfolio of loans secured by 1-4 family residential property.  Commercial lending continues to be a prime part of the loan portfolio showing in the construction and land development and other real estate categories.  The majority of the loan portfolio is well secured and delinquencies are being kept to a minimum.

          There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2004 that were not disclosed in the table above.

REMAINING MATURITIES (in thousands) OF SELECTED LOANS

At December 31, 2004	Commercial, Financial and Agricultural	Real Estate- Construction

Loans maturing within one year	$1 326	$15 034
Variable rate loans due after one year	1 709	9 640
Fixed rate loans due after one year through five years	2 914	4 059
Fixed rate loans due after five years	—	196

Total maturities	$5 949	$28 929

ALLOWANCE FOR LOAN LOSSES

          The table shown below is an analysis of the company’s allowance for loan losses.  Historically, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the company have been very low when compared with the size of the total loan portfolio.  Management continually monitors the loan portfolio with quarterly procedures that allow for problem loans and potentially problem loans to be highlighted and watched.  Based on experience, the loan policies and the current monitoring program, management believes the allowance for loan losses is adequate.

	2004	2003	2002	2001	2000

	(in thousands)
Balance at beginning of period	$1 724	$1 642	$1 402	$1 268	$1 218
Charge-offs:
Commercial, financial and agricultural	—	—	—	12	—
Real estate – construction	—	—	—	—	—
Real estate – mortgage	—	—	—	7	—
Consumer	202	191	287	103	106

Total charge-offs	202	191	287	122	106

Recoveries:
Commercial, financial and agricultural	—	—	—	1	—
Real estate – construction	—	—	—	—	—
Real estate – mortgage	—	8	1	—	201
Consumer	155	118	103	34	25

Total recoveries	155	126	104	35	226

Net charge-offs	47	65	183	87	(120)
Additions charged to operations	289	147	423	221	(70)

Balance at end of period	$1 966	$1 724	$1 642	$1 402	$1 268

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.05%	0.17%	0.09%	0.15%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

          The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2004		2003		2002		2001		2000

	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans

Commercial, financial and agricultural	$81	3.32%	$62	4.44%	$37	3.16%	$15	2.92%	$47	2.65%
Mortgage loans on real estate:
Construction and land development	166	16.16%	141	10.05%	22	1.89%	3.52%		—	—
Secured by farm land	29	2.23%	37	2.65%	2	1.56%	9	1.76%	14	3.27%
Secured by 1-4 family residential	458	44.58%	272	44.76%	293	54.03%	316	54.97%	269	53.36%
Other real estate	365	23.89%	350	24.96%	320	22.34%	250	18.83%	365	14.39%
Consumer loans	591	9.69%	536	12.63%	424	16.40%	120	20.72%	120	26.09%
All other loans	3.13%		6.51%		5.62%		1.28%		1.24%
Unallocated	273	—	320	—	539	—	688	—	452	—

	$1 966	100.00%	$1 724	100.00%	$1 642	100.00%	$1 402	100.00%	$1 268	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2004	2003	2002	2001	2000

	(in thousands)
Nonaccrual loans	$—	$251	$—	$9	$—
Restructured loans	—	—	—	—	—
Foreclosed properties	—	—	—	—	13

Total nonperforming assets	$—	$251	$—	$9	$13

Loans past due 90 days accruing interest	$—	$153	$41	$29	$790

Allowance for loan losses to period end loans	1.10%	1.23%	1.40%	1.37%	1.50%
Nonperforming assets to period end loans and foreclosed properties	—	.18%	—	.01%	.01%

          Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

          Impaired loans excluded from nonperforming assets amounted to $341 thousand at December 31, 2003.  There were no impaired loans at December 31, 2004.

          At December 31, 2004, other potential problem loans totaled $843 thousand.  Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms.  These loans are subject to constant management attention, and their status is reviewed on a regular basis.  Management has allocated a portion of the allowance for these loans according to the review of the potential loss in each loan situation.

SECURITIES PORTFOLIO

          In accordance with Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company records securities being held to maturity at amortized cost and securities available for sale at fair value.  The effect of unrealized gains and losses, net of tax effects, is recognized in stockholders’ equity.

          The schedule below summarizes the book value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2004 Carrying Value (in thousands)	Weighted Average Yield	2003 Carrying Value (in thousands)	Weighted Average Yield	2002 Carrying Value (in thousands)	Weighted Average Yield

Securities held to maturity
Obligations of U.S. Government agencies:
Maturing within one year	$—	—	$6 002	5.02%	$2 998	7.08%
Maturing after one year but within five years	—	—	—	—	$6 015	5.25%

Total securities held to maturity	$—		$6 002		$9 013

Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$9 042	4.12%	$5 132	4.73%	$7 116	4.23%
Maturing after one year but within five years	36 982	3.32%	33 293	3.47%	35 612	4.45%
Municipal obligations:
Maturing within one year	—	—	—	—	—	—
Maturing after one year but within five years	529	3.57%	—	—	—	—
Maturing after five years	786	3.70%	—	—	—	—

Total securities available for sale	$47 339		$38 425		$42 728

Total securities	$47 339		$44 427		$51 741

DEPOSITS

          Deposit growth has been strong especially in the noninterest bearing accounts which provide an inexpensive source of funding.  However, deposit growth including the securities sold with agreements to repurchase of our business sweep accounts did not keep up with the loan growth during 2004.  We have had to depend on alternative methods of funding.  We are anticipating additional deposit growth through our Berkeley County branch offices.  The new full service branch office opened in January 2005 in Martinsburg and we continue to work in the area of our Hedgesville office.  As of June 2003, the bank had less than 1% of the market share of deposits in Berkeley County.  As of June 2004, we have almost 2.5% of the market share.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31

	2004		2003		2002

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing demand deposits	$30 010		$22 386		$20 391

Interest-bearing demand deposits	82 426.46%		71 462.56%		62 937	1.20%
Savings deposits	21 756.29%		21 489.30%		23 908.41%
Time deposits	55 961	2.96%	47 991	3.12%	45 912	3.81%

Total interest-bearing deposits	160 143	1.31%	140 942	1.39%	132 757	1.96%

Total deposits	$190 153		$163 328		$153 148

          At December 31, 2004 time deposits of $100 thousand or more were 6.58% of total deposits compared with 7.19% at December 31, 2003.  Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2004 are as follows:

Within three months	$1 606
Over three through six months	798
Over six months through twelve months	2 850
Over twelve months	7 945

Total	$13 199

ANALYSIS OF CPITAL

          The adequacy of the company’s capital is reviewed by management on an ongoing basis in terms of the size, composition, and quality of the company’s asset and liability levels, and consistency with regulatory requirements and industry standards.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

          The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards.  Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items.  The company had a ratio of total capital to risk-weighted assets of 14.44% and a ratio of Tier 1 capital to risk-weighted assets of 13.29 % at December 31, 2004.  These two ratios have decreased because of the use of capital to repurchase shares of Potomac stock for the treasury and because of the asset growth during 2004.  Even with the reductions in these ratios, both exceed the capital requirements adopted by the federal regulatory agencies.

	(In thousands)

	2004	2003	2002

Tier 1 capital:
Common stock	$1 800	$1 800	$600
Surplus	4 200	4 200	5 400
Retained earnings	18 631	16 543	14 801

	24 631	22 543	20 801
Less cost of shares acquired for the treasury	1 850	1 709	248

Total tier 1 capital	$22 781	$20 834	$20 553
Tier 2 capital:
Allowance for loan losses (1)	1 966	1 724	1 403

Total risk-based capital	$24 747	$22 558	$21 956

Risk-weighted assets	$171 432	$141 978	$112 038

Capital ratios:
Tier 1 risk-based capital ratio	13.29%	14.67%	18.34%
Total risk-based capital ratio	14.44%	15.89%	19.60%
Leverage ratio	9.45%	10.20%	10.77%

                    (1)     Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

          Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  This could also be termed the management of the cash flows of an organization.  Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year.  The company’s liquidity during 2004 is detailed in the statement of cash flows included in the financial statements.

          Operating Activities.  The company’s net income provides cash from the bank’s operating activities.  The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay.  During 2004 net income as adjusted has provided cash of $4.2 million.  Interest income earned on loans and investments is the company’s major income source.

          Investing Activities.  Customer deposits and company borrowings provide the funds used to invest in loans and securities investments.  In addition, principal portion of loan payments and payoffs and investment maturities provide cash flow.  Purchases of bank premises and equipment are an investing activity.  As mentioned in the deposit discussion above, we have taken advantage of our borrowing capabilities for additional funding since deposit growth was not sufficient to cover our needs.  The net amount of cash used in investing activities in 2004 is $44.2 million.

          Financing Activities.  Customer deposits and company borrowings provide the financing for the investing activities as stated above.  If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities.  Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds.  Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds.  The net amount of cash provided by financing activities in 2004 is $39.2 million.

          At December 31, 2004, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $49.877 million.

          Borrowing capabilities provide additional liquidity.  The subsidiary bank maintains a federal funds line of $7 million with one financial institution and a federal funds line of $4 million with a second financial institution.  The subsidiary bank is also a member of the Federal Home Loan Bank of Pittsburgh and has short and/or long-term borrowing capabilities of approximately $100.026 million.  In June 2001, the subsidiary bank borrowed $2.5 million amortized over seven years from the Federal Home Loan Bank.  In December 2004, the subsidiary bank opened a Repo Plus account with the FHLB with a current credit line of $20 million.  This line has a maturity date one year from the date opened.

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

          A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

	2004	2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$58 477	$24 848
Standby letters of credit	2 996	5 007

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

          Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers.  The majority of these lines of credit are collateralized and usually contain a specified maturity date and may not be drawn upon to the extent to which the company is committed.

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

          At December 31, 2004, the company had rate lock commitments to originate mortgage loans amounting to $1.1 million and loans held for sale of $148 thousand.  The company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell these loans.  These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

          Short-Term Borrowings.  Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased.  A portion of the securities sold under agreements to repurchase are secured transactions with customers and some are through the Federal Home Loan Bank of Pittsburgh.  Federal funds are purchased through The Bankers Bank and Mercantile Safe Deposit and Trust Company.  These borrowings generally mature the day following the day sold.  Balances of these borrowings were $22.6 million on December 31, 2004 and $9.1 million on December 31, 2003.

          The table below presents selected information on these short-term borrowings:

	December 31

	2004	2003

Balance outstanding at year end	$22 577	$9 199
Maximum balance at any month-end during the year	$22 577	$9 519
Average balance for the year	$10 818	$8 549
Weighted average rate for the year	2.19%	2.01%
Weighted average rate at year end	2.55%	2.00%
Estimated fair value	$22 577	$9 199

          Contractual Obligations.  The table below presents the contractual obligations of the company as of December 31, 2004:

	Payments (in thousands) Due By Period

	Total	Less than 1 Year	Over 1 Year through 3 Years	Over 3 Years through 5 Years

Long-Term Debt Obligations	$1 370	$365	$793	$212

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

          The most likely scenario represents the rate environment as management forecasts it to occur.  From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings.  The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of December 31, 2004:

Change in Yield Curve	% Change in Net Income

+ 200 basis points	+ 5.6%
+ 100 basis points	+ 2.9%
Most likely	0
- 100 basis points	- 3.1%
- 200 basis points	- 6.4%

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

          The following chart reflects the change in net market value over different rate environments as of December 31, 2004:

Change in Yield Curve	Change in Economic Value of Equity (dollars in thousands)

+ 200 basis points	$ - 2,023
+ 100 basis points	- 1,032
Most likely	0
- 100 basis points	+ 484
- 200 basis points	+ 344

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Potomac Bancshares, Inc. and Subsidiary
Charles Town, West Virginia

          We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

Winchester, Virginia
January 27, 2005

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(in thousands)

	2004	2003

ASSETS
Cash and due from banks	$11 371	$10 298
Interest-bearing deposits in financial institutions	794	336
Securities purchased under agreements to resell and federal funds sold	6	2 390
Securities held to maturity (fair value $6,039 in 2003)	—	6 002
Securities available for sale, at fair value	47 339	38 425
Loans held for sale	148	564
Loans, net of allowance for loan losses of $1,966 in 2004 and $1,724 in 2003	177 039	138 334
Premises and equipment, net	5 787	4 991
Accrued interest receivable	913	909
Other assets	5 139	4 394

Total Assets	$248 536	$206 643

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$34 236	$25 396
Interest-bearing	166 315	147 860

Total Deposits	$200 551	$173 256
Accrued interest payable	180	128
Securities sold under agreements to repurchase and federal funds purchased	17 577	9 199
Federal Home Loan Bank advances	6 370	1 715
Other liabilities	1 102	1 013
Commitments and contingent liabilities	—	—

Total Liabilities	$225 780	$185 311

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares authorized; issued 1,800,000 shares	$1 800	$1 800
Surplus	4 200	4 200
Undivided profits	18 631	16 543
Accumulated other comprehensive income (loss)	(25)	498

	$24 606	$23 041
Less cost of shares acquired for the treasury, 2004, 103,439 shares; 2003, 97,329 shares	1 850	1 709

Total Stockholders’ Equity	$22 756	$21 332

Total Liabilities and Stockholders’ Equity	$248 536	$206 643

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002

Interest and Dividend Income:
Interest and fees on loans	$10 358	$8 848	$8 662
Interest on securities held to maturity - taxable	35	360	954
Interest on securities available for sale - taxable	1 540	1 469	1 491
Interest on securities available for sale – nontaxable	7	—	—
Interest on securities purchased under agreements to resell and federal funds sold	39	44	90
Other interest and dividends	29	65	82

Total Interest and Dividend Income	$12 008	$10 786	$11 279

Interest Expense:
Interest on deposits	$2 091	$1 959	$2 603
Interest on securities sold under agreements to repurchase	232	172	98
Federal Home Loan Bank advances	86	104	122

Total Interest Expense	$2 409	$2 235	$2 823

Net Interest Income	$9 599	$8 551	$8 456
Provision for Loan Losses	289	147	423

Net Interest Income after Provision for Loan Losses	$9 310	$8 404	$8 033

Noninterest Income:
Trust and financial services	$826	$561	$465
Service charges on deposit accounts	1 512	1 217	1 122
Visa/MC Fees	180	107	76
Net gain on sale of loans	157	360	176
Cash surrender value of life insurance	141	165	—
Gain (loss) on sale of securities available for sale	(26)	99	—
Other operating income	368	335	258

Total Noninterest Income	$3 158	$2 844	$2 097

Noninterest Expenses:
Salaries and employee benefits	$4 076	$3 955	$3 521
Net occupancy expense of premises	399	378	325
Furniture and equipment expenses	881	892	653
Advertising and marketing	222	229	201
Stationery and supplies	156	190	191
Postage	157	132	144
Communications	150	144	116
Other professional fees	203	37	28
ATM and check card expense	196	164	110
Other operating expenses	1 228	1 021	974

Total Noninterest Expenses	$7 668	$7 142	$6 263

Income before Income Tax Expense	$4 800	$4 106	$3 867
Income Tax Expense	1 710	1 432	1 408

Net Income	$3 090	$2 674	$2 459

Earnings Per Share, basic and diluted	$1.82	$1.53	$1.37

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balances, December 31, 2001	$600	$5 400	$13 207	$—	$209		$19 416
Comprehensive income
Net income – 2002	—	—	2 459	—	—	$2 459	2 459
Other comprehensive income:
Unrealized holding gains arising during the period (net of tax, $373)	—	—	—	—	724	724	724
Minimum pension liability adjustment (net of tax, $89)	—	—	—	—	(174)	(174)	(174)

Total comprehensive income						$3 009

Cash dividends – 2002 ($.48 per share)	—	—	(865)	—	—		(865)
Purchase of treasury shares:
18,330 shares	—	—	—	(248)	—		(248)

Balances, December 31, 2002	$600	$5 400	$14 801	$(248)	$759		$21 312
Comprehensive income
Net income – 2003	—	—	2 674	—	—	$2 674	2 674
Other comprehensive income:
Unrealized holding (losses) arising during the period (net of tax, $190)	—	—	—	—	(370)	(370)	(370)
Reclassification for (gains) included in net income (net of tax, $34)	—	—	—	—	(65)	(65)	(65)
Minimum pension liability adjustment (net of tax, $89)	—	—	—	—	174	174	174

Total comprehensive income						$2 413

Stock split in the form of a 200% stock dividend	1 200	(1 200)	—	—	—		—
Cash dividends – 2003 ($.54 per share)	—	—	(932)	—	—		(932)
Purchase of treasury shares:
78,999 shares	—	—	—	(1 461)	—		(1 461)

Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 709)	$498		$21 332
Comprehensive income
Net income – 2004	—	—	3 090	—	—	$3 090	3 090
Other comprehensive income:
Unrealized holding (losses) arising during the period (net of tax, $277)	—	—	—	—	(540)	(540)	(540)
Reclassification for losses included in net income (net of tax, $9)	—	—	—	—	17	17	17

Total comprehensive income						$2 567

Cash dividends – 2004 ($.59 per share)	—	—	(1 002)	—	—		(1 002)
Purchase of treasury shares:
6,110 shares	—	—	—	(141)	—		(141)

Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3 090	$2 674	$2 459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	289	147	423
Depreciation	605	623	417
Deferred tax expense (benefit)	(32)	20	2
Premium amortization on securities, net	101	154	74
(Gain) loss on sale of securities available for sale	26	(99)	—
Proceeds from sale of loans	8 749	21 104	10 418
Origination of loans for sale	(8 333)	(19 745)	(11 426)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(4)	156	80
(Increase) in other assets	(444)	(3 121)	(214)
Increase (decrease) in accrued interest payable	52	(32)	(63)
Increase (decrease) in other liabilities	89	196	(441)

Net cash provided by operating activities	$4 188	$2 077	$1 729

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$6 000	$3 000	$10 000
Proceeds from maturity of securities available for sale	2 000	7 000	9 250
Proceeds from sale of securities available for sale	8 974	8 118	—
Proceeds from call of securities available for sale	5 000	3 000	—
Purchases of securities available for sale	(25 805)	(14 516)	(20 271)
Net (increase) in loans	(38 994)	(23 078)	(14 840)
Purchases of premises and equipment	(1 401)	(1 158)	(1 486)

Net cash (used in) investing activities	$(44 226)	$(17 634)	$(17 347)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$8 840	$3 822	$962
Net increase in interest-bearing deposits	18 455	7 254	14 324
Net proceeds in securities sold under agreements to repurchase and federal funds purchased	8 378	3 097	3 153
Net proceeds (repayment) of Federal Home Loan Bank advances	4 655	(327)	(309)
Purchase of treasury shares	(141)	(1 461)	(248)
Cash dividends	(1 002)	(932)	(866)

Net cash provided by financing activities	$39 185	$11 453	$17 016

Increase (decrease) in cash and cash equivalents	$(853)	(4 104)	$1 398
CASH AND CASH EQUIVALENTS
Beginning	13 024	17 128	15 730

Ending	$12 171	$13 024	$17 128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2 357	$2 267	$2 886

Income taxes	$1 677	$1 209	$1 703

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$(791)	$(659)	$1 096

Minimum pension liability adjustment	$—	$(263)	$263

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Potomac Bancshares, Inc. and Subsidiary (the company) grant commercial, financial, agricultural, residential and consumer loans to customers, primarily in Berkeley County and Jefferson County, West Virginia.  The company’s market area also includes Washington County and Frederick County, Maryland and Frederick County, Loudoun County and Clarke County, Virginia.  The loan portfolio is well diversified and loans generally are collateralized by assets of the customers.  The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

The accounting and reporting policies of the company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements of Potomac Bancshares, Inc. and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies.  All material intercompany balances and transactions have been eliminated in consolidation.

Interest-bearing Deposits in Financial Institutions

Interest-bearing deposits in financial institutions mature within one year and are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (l) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans.  The ability of the company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses.    Interest income is accrued on the unpaid principal balance.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Loans (Continued)

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s  periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the company does not separately identify individual consumer and residential loans for impairment disclosures.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or market determined in the aggregate.  The company does not retain mortgage servicing rights on loans held for sale.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Rate Lock Commitments

On March 13, 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002.  Accordingly, the company adopted such accounting on July 1, 2002.

The company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily on the straight-line and declining-balance methods.  Estimated useful lives range from five to forty years for premises and improvements and five to twenty-five years for furniture and equipment.

Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Employee Benefit Plans

The company has a noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements.  The company computes the net periodic pension cost of the plan in accordance with Financial Accounting Standards Board Statement No. 87, “Employers’ Accounting for Pensions.”

The company sponsors a postretirement life insurance plan covering retirees with 25 years of service over the age of 60 and a health care plan for all retirees and one current employee that have met certain eligibility requirements. The company computes the net periodic postretirement benefit cost of the plan in accordance with Financial Accounting Standards Board Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The company sponsors a 401(k) retirement savings plan available to fulltime employees meeting certain age and service requirements.  Under this plan the employer may make a discretionary matching contribution each plan year and may also make other discretionary contributions to the plan.

Stock Split

On February 11, 2003, the Board of Directors declared a stock split in the form of a 200% stock dividend. Shares increased from 600,000 to 1,800,000.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the company relate solely to outstanding stock options and are determined using the treasury method.  All amounts have been retroactively restated for the stock split.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary difference between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell and federal funds sold.  Generally, securities purchased under agreements to resell and federal funds sold are purchased and sold for one-day periods.

Trust Division

Securities and other property held by the Trust Division in a fiduciary or agency capacity are not assets of the company and are not included in the accompanying financial statements.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

Advertising

The company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and minimum pension liability adjustment, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Stock-Based Compensation Plan

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

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Stock-Based Compensation Plan (Continued)

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

	For the Years Ended

	December 31 2004	December 31 2003

	(dollars in thousands, except per share amounts)
Net income, as reported	$3 090	$2 674
Total stock-based compensation expense determined under fair value based method for all awards	(32)	—

Pro forma net income	$3 058	$2 674

Earnings per share:
Basic – as reported	$1.82	$1.53

Basic – pro forma	$1.80	$1.53

Diluted – as reported	$1.82	$1.53

Diluted – pro forma	$1.80	$1.53

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements.  An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur.  Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003.  FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004.  SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003.  The company has no investments in variable interest entities.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The SOP does not apply to loans originated by the company.  The company intends to adopt the provisions of SOP 03-3 in 2005, and does not expect the initial implementation to have a significant effect on the company’s consolidated financial position or consolidated results of operations.

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

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”was issued and is effective March 31, 2004.  The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  The disclosure guidance in Issue 03-1 was not delayed.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.”  APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated.  AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method.  Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects.  Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs.  The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.   This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.  For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.  Management currently does not anticipate that FASB Statement No. 123 will materially affect the company’s consolidated statement of financial position or consolidated results of operations.

Note 2.	Securities

There were no securities held to maturity as of December 31, 2004. The amortized cost and fair value of securities being held to maturity as of December 31, 2003 (in thousands) are as follows:

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U.S. Government agencies	$6 002	$37	$—	$6 039

The amortized cost and fair value of securities available for sale as of December 31, 2004 and 2003 (in thousands) are as follows:

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U.S. Government agencies	$46 069	$238	$(283)	$46 024
State and municipal obligations	1 307	8	—	1 315

	$47 376	$246	$(283)	$47 339

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U.S. Government agencies	$37 671	$822	$(68)	$38 425

The amortized cost and fair value of the securities available for sale as of December 31, 2004 (in thousands), by contractual maturity, are shown below:

	Amortized Cost	Fair Value

Due in one year or less	$9 019	$9 042
Due after one year through five years	37 575	37 511
Due after five years	782	786

	$47 376	$47 339

Proceeds from sales of securities available for sale were $9.0 million during 2004 and $8.1 million during 2003.  Net losses of $26 thousand were realized on sales in 2004 and gross gains of $99 thousand were realized on sales in 2003.  There were no sales of securities during 2002.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments.  The portfolio is made up of fixed rate bonds, whose prices move inversely with rates.  At the end of any accounting period, the investment portfolio has unrealized gains and losses.  The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed.  The primary concern in a loss situation is the credit quality of the business behind the instrument.  The primary cause of impairments is the decline in the prices of the bonds as rates have risen.  There are approximately 20 accounts in the consolidated portfolio that have losses.  These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of December 31, 2004.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2004 and 2003 (in thousands).

Note 2.	Securities (Continued)

	December 31, 2004

	Less than 12 months		More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of U.S. Government agencies	$28 750	$(241)	$2 470	$(42)	$31 220	$(283)

	December 31, 2004

	Less than 12 months		More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of U.S. Government agencies	$8 446	$(68)	$—	$—	$8 446	$(68)

Securities with a carrying value of $28.2 million and $27.3 million at December 31, 2004 and 2003 were pledged to secure public funds and other balances as required by law.

Note 3.	Loans and Related Party Transactions

The loan portfolio is composed of the following:

December 31

	2004	2003

(in thousands)
Mortgage loans on real estate:
Construction and land development	$28 929	$14 071
Secured by farm land	3 986	3 711
Secured by 1-4 family residential	79 800	62 693
Other real estate	42 759	34 952
Loans to farmers (except those secured by real estate)	—	257
Commercial loans (except those secured by real estate)	5 949	5 960
Consumer loans	17 346	17 697
All other loans	236	717

Total loans	$179 005	$140 058
Less: allowance for loan losses	1 966	1 724

	$177 039	$138 334

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $120 thousand and $126 thousand, respectively.

The Securities and Exchange Commission requires disclosure of loans which exceed $60,000 to executive officers and directors of the company or to their associates.  Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks.  At December 31, 2004 and 2003, these loans totaled $1.1 million and $877 thousand respectively.  During 2004, total principal additions were $594 thousand and total principal payments were $404 thousand.

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Balances at beginning of year	$1 724	$1 642	$1 402
Provision charged to operating expense	289	147	423
Recoveries added to the allowance	155	126	104
Loan losses charged to the allowance	(202)	(191)	(287)

Balances at end of year	$1 966	$1 724	$1 642

Information about impaired loans as of and for the years ended December 31, 2004 and 2003 (in thousands) is as follows:

	2004	2003

Impaired loans for which an allowance has been provided	$—	$341
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$—	$341

Allowance provided for impaired loans, included in the allowance for loan losses	$—	$61

	2004	2003

Average balance in impaired loans	$85	$68

Interest income recognized	$—	$36

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2003 totaled $250 thousand.  If interest on these loans had been accrued, such income would have approximated $18 thousand in 2003.  There were no nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2004.

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

December 31

	2004	2003

(in thousands)
Premises and improvements	5 195	4 883
Furniture and equipment	4 503	4 539
Construction in progress	749	—

	10 447	9 422
Less accumulated depreciation	4 660	4 431

	5 787	4 991

Depreciation included in operating expense for 2004, 2003 and 2002 was $605 thousand, $623 thousand and $417 thousand respectively.

Note 6.	Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $13.2 million and $12.5 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of all time deposits (in thousands) are as follows:

2005	$23 479
2006	6 958
2007	15 087
2008	7 926
2009	2 708

$56 158

Note 7.	Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased.  A portion of the securities sold under agreements to repurchase are secured transactions with customers and some are through a Repo Plus account with the Federal Home Loan Bank.  Federal funds purchased are through The Bankers Bank and Mercantile Safe Deposit and Trust Company.  These borrowings generally mature the day following the date sold.

The bank had $5.83 million in federal funds purchased outstanding with The Bankers Bank at December 31, 2004.  These funds reprice daily and all or part of the principal may be repaid at any time but must be repaid within 14 business days.  The interest rate on these funds was 2.70% on December 31, 2004.

The bank had $11.7 million in securities sold under agreements to repurchase through secured transactions with customers.

The bank had a $5 million short-term advance through the Repo Plus account with the Federal Home Loan Bank outstanding as of December 31, 2004.  This account matures one year from the date of opening, advances reprice daily and all or part of the principal may be paid back at any time.  The interest rate on this advance was 2.24% on December 31, 2004.

In June 2001, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank seven year loan with an original balance of $2.5 million and monthly payments of interest and principal with an interest rate of 5.51%.  The loan is secured by capital stock, deposits, mortgage collateral and securities collateral of the bank.

Principal payments on the note are due as follows:

2005	$365
2006	386
2007	407
2008	212

$1 370

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $105.2 million at December 31, 2004.

Note 8.	Employee Benefit Plans

The company sponsors a 401(k) retirement savings plan available to fulltime employees meeting certain age and service requirements.  Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service.  Entry dates are January 1, April 1, July 1 and October 1.  Employees can make a salary deferral election authorizing the employer to withhold up to the amount allowed by law each calendar year.  The employer may make a discretionary matching contribution each plan year.  The employer may also make other discretionary contributions to the plan.  The company made 401(k) matching contributions of $49 thousand, $44 thousand and  $30 thousand in 2004, 2003 and 2002, respectively.

The company sponsors a noncontributory, defined benefit pension plan covering full-time employees over 21 years of age upon completion of one year of service.  Benefits are based on average compensation for the five consecutive full calendar years of service which produce the highest average.  The company computes the net periodic pension cost of the plan in accordance with Financial Accounting Standards Statement No. 87, “Employers’ Accounting for Pensions.”

The company sponsors a postretirement life insurance plan covering retirees with 25 years of service over the age of 60 and health care plan for all retirees and one current employee that have met certain eligibility requirements.  The plan is contributory for future retirees, with retiree contributions that are currently set at 20% of the required premium.  The company accounts for its share of the costs of those benefits in accordance with Financial Accounting Standards Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Under that Statement, the company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the company’s unfunded cost that existed at January 1, 1995 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2014.

Information about the plans follow:

	Pension Benefits		Postretirement Benefits

	2004	2003	2004	2003

	(in thousands)		(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$4 070	$4 501	$441	$488
Service cost	238	160	6	6
Interest cost	259	311	29	30
Change in assumptions	—	—	14	—
Actuarial (gain) loss	533	(760)	—	(59)
Benefits paid	(177)	(142)	(23)	(24)

Benefit obligation, ending	$4 923	$4 070	$467	$441

Change in Plan Assets:
Fair value of plan assets, beginning	$3 357	$3 023	$—	$—
Actual return on plan assets	272	257	—	—
Employer contributions	256	219	23	24
Benefits paid	(177)	(142)	(23)	(24)

Fair value of plan assets, ending	$3 708	$3 357	$—	$—

Funded status	$(1 215)	(713)	$(467)	$(441)
Unrecognized net (gain) loss	803	226	(68)	(85)
Unrecognized net obligation (asset) at transition	(15)	(36)	174	191
Unrecognized prior service cost	—	1	—	—

Accrued benefit cost included in other liabilities	$(427)	$(522)	$(361)	$(335)

The accumulated benefit obligation for the defined benefit pension plan was $3.9 million and $3.4 million at December 31, 2004 and 2003, respectively.

Note 8.	Employee Benefit Plans (Continued)

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Components of Net Periodic Benefit Cost:
Service cost	$238	$160	$112	$6	$6	$6
Interest cost	259	311	293	29	30	38
Expected return on plan assets	(316)	(312)	(321)	—	—	—
Amortization of net (gain) loss	—	—	—	(3)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net obligation at transition	(20)	(20)	(20)	18	18	17
Recognized actuarial loss	—	33	—	—	—	—

Net periodic benefit cost	$161	$172	$64	$50	$54	$61

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.50%	7.00%	7.00%	6.75%	7.00%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.50%	7.00%		6.50%	6.75%
Rate of compensation increase	4.00%	4.00%		3.00%	3.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations at October 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at October 31

	2004	2003

Asset Category
Equities	56%	63%
Fixed income/cash	44%	37%

Total	100%	100%

Note 8.	Employee Benefit Plans (Continued)

Asset Allocation (Continued)

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 60% equities and 40% fixed income/cash.  The trust fund allocation is reviewed on a quarterly basis and rebalanced back to the original weighting if the actual weighting varies by at least 5% from the target allocation.  The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy.  The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Cash Flow

The company expects to contribute $256 thousand to its pension plan in 2005 and $25 thousand to its postretirement plan in 2005.

The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits

		(in thousands)
2005	$293	$25
2006	491	28
2007	633	30
2008	364	32
2009	472	34
2010-2014	1 781	192

For measurement purposes, an 8.50% annual rate of increase in per capita health care costs of covered benefits was assumed for 2004, a 8.64% increase was assumed for 2003 and a 9% increase was assumed for 2002, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(in thousands)
Effect on the health care component of the accumulated postretirement benefit obligation	$16	$(18)
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	1	(1)

Note 9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.  Potential diluted common stock had no effect on earnings per share available to shareholders.

	December 31, 2004		December 31, 2003		December 31, 2002

	Average Shares	Per Share Amount	Average Shares	Per Share Amount	Average Shares	Per Share Amount

Basic earnings per share	1 697 732	$1.82	1 750 070	$1.53	1 791 027	$1.37
Effect of dilutive securities:
Stock options	1 236		—		—
Diluted earnings per share	1 698 968	$1.82	1 750 070	$1.53	1 791 027	$1.37

Shares outstanding have been restated to reflect the 200% stock dividend in 2003.

Note 10.	Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company.  This plan permits the issuance of incentive stock options and non-qualified stock options.  The plan authorizes the issuance of up to 90,000 shares of common stock.

	2004

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	$—
Granted	17 994	22.55
Exercised	—	—
Forfeited	(1 000)	22.55

Outstanding at end of year	16 994	$22.55

Weighted average fair value of options granted	$5.23

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted.  The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule.  The non-qualified options granted during 2004 are exercisable immediately.  The incentive options granted during 2004 are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years.  In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2004, dividend rate of 3.39%, risk-free interest rate of 4.42%, expected life of 10 years, and expected volatility of 23.47%.  The following table summarizes options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$22.55	16 994	9.0	$22.55	8 194	$22.55

Note 11.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003

	(in thousands)
Deferred tax assets:
Reserve for loan losses	$513	$431
Accrued pension expense	151	185
Accrued postretirement benefits	123	114
Nonaccrual interest	—	6
Securities available for sale	13	—

	$800	$736

Deferred tax liabilities:
Depreciation	$149	$130
Securities available for sale	—	256

	$149	$386

Net deferred tax assets	$651	$350

The provision for income taxes charged to operations for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002

	(in thousands)
Current tax expense	$1 742	$1 412	$1 406
Deferred tax expense (benefit)	(32)	20	2

	$1 710	$1 432	$1 408

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004	2003	2002

Computed “expected” tax expense	$1 632	$1 396	$1 315
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(75)	(90)	(34)
State income taxes, net of federal income tax benefit	149	122	123
Other	4	4	4

	$$1 710	$1 432	$1 408

Note 12.	Commitments and Contingent Liabilities

In the normal course of business, there are outstanding, various commitments and contingent liabilities which are not reflected in the accompanying financial statements.  The company does not anticipate losses as a result of these transactions.

See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company has approximately $794 thousand in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2004.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final bi-weekly reporting periods which included December 31, 2004 and 2003, the aggregate amounts of daily average required balances were approximately $7.1 million and $6.6 million, respectively.

Note 13.	Retained Earnings

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2004, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $3.6 million or 15.7% of the consolidated net assets.

Note 14.	Financial Instruments With Off-Balance-Sheet Risk

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

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003 (in thousands) is as follows:

	2004	2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$58 477	$24 848
Standby letters of credit	2 996	5 007

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

Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers.  The majority of these lines of credit are collateralized and usually contain a specified maturity date and may not be drawn upon to the extent to which the company is committed.

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

At December 31, 2004, the company had rate lock commitments to originate mortgage loans amounting to $1.1 million and loans held for sale of $148 thousand.  The company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell these loans.  These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 15.	Fair Value of Financial Instruments and Interest Rate Risk

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

Loans Held for Sale

The carrying amount of loans held for sale approximates fair value.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings

The carrying amounts of borrowings under repurchase agreements approximate fair value.

FHLB Advances

The fair values of the company’s FHLB advances are estimated using discounted cash flow analysis based on the company’s incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

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

At December 31, 2004 and 2003, the fair value of loan commitments and standby-letters of credit was immaterial.

Note 15.	Fair Value of Financial Instruments and Interest Rate Risk (Continued)

                    The estimated fair values of the company’s financial instruments are as follows:

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)		(in thousands)
Financial assets:
Cash	$12 165	$12 165	$10 634	$10 634
Securities purchased under agreements to resell and federal funds sold	6	6	2 390	2 390
Securities held to maturity	—	—	6 002	6 039
Securities available for sale	47 339	47 339	38 425	38 425
Loans, net	177 039	176 203	138 334	140 427
Loans held for sale	148	148	564	564
Accrued interest receivable	913	913	909	909
Financial liabilities:
Deposits	200 551	200 558	173 256	173 279
Repurchase agreements	17 577	17 577	9 199	9 199
FHLB advances	6 370	6 370	1 715	1 715
Accrued interest payable	180	180	128	128

The company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the company’s overall interest rate risk.

Note 16.	Regulatory Matters

The company (on a consolidated basis) and the bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the company’s and bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004 and 2003, that the company and the bank meet all capital adequacy requirements to which they are subject.

Note 16.	Regulatory Matters (Continued)

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The company’s and the bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(in thousands)
As of December 31, 2004:
Total capital (to risk-weighted assets):
Consolidated	$24 747	14.44%	$13 715	8.0%	N/A	N/A
Bank of Charles Town	$24 713	14.42%	$13 712	8.0%	$17 140	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$22 781	13.29%	$6 857	4.0%	N/A	N/A
Bank of Charles Town	$22 747	13.27%	$6 856	4.0%	$10 284	6.0%
Tier 1 capital (to average assets):
Consolidated	$22 781	9.45%	$9 641	4.0%	N/A	N/A
Bank of Charles Town	$22 747	9.44%	$9 640	4.0%	$12 050	5.0%
As of December 31, 2003:
Total capital (to risk-weighted assets):
Consolidated	$22 558	15.89%	$11 358	8.0%	N/A	N/A
Bank of Charles Town	$22 513	15.86%	$11 356	8.0%	$14 195	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$20 834	14.67%	$5 679	4.0%	N/A	N/A
Bank of Charles Town	$20 789	14.64%	$5 678	4.0%	$8 517	6.0%
Tier 1 capital (to average assets):
Consolidated	$20 834	10.20%	$8 171	4.0%	N/A	N/A
Bank of Charles Town	$20 789	10.18%	$8 170	4.0%	$10 213	5.0%

Note 17.	Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2004 and 2003

	2004	2003

ASSETS
Cash	$7	$23
Investment in subsidiary	22 722	21 287
Other assets	30	25

Total Assets	$22 759	$21 335

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES, other	$3	$3

STOCKHOLDERS’ EQUITY
Common stock	$1 800	$1 800
Surplus	4 200	4 200
Undivided profits	18 631	16 543
Accumulated other comprehensive income (loss)	(25)	498

	$24 606	$23 041
Less cost of shares acquired for the treasury	1 850	1 709

Total Stockholders’ Equity	$22 756	$21 332

Total Liabilities and Stockholders’ Equity	$22 759	$21 335

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Income
Dividends from subsidiary	$1 193	$2 443	$1 163
Expenses
Other professional fees	37	19	6
Other operating expenses	54	56	37

Total Expenses	$91	$75	$43

Income before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiary	$1 102	$2 368	$1 120
Income Tax (Benefit)	(30)	(25)	(14)

Income before Equity in Undistributed Income of Subsidiary	$1 132	$2 393	$1 134
Equity in Undistributed Income of Subsidiary	1 958	281	1 325

Net Income	$3 090	$2 674	$2 459

Note 17.	Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3 090	$2 674	$2 459
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) of subsidiary	(1 958)	(281)	(1 325)
(Increase) in other assets	(5)	(11)	(5)
(Decrease) in other liabilities	—	(2)	—

Net cash provided by operating activities	$1 127	$2 380	$1 129

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(1 002)	$(932)	$(865)
Purchase of treasury shares	(141)	(1 461)	(248)

Net cash (used in) financing activities	$(1 143)	$(2 393)	$(1 113)

Increase (decrease) in cash and cash equivalents	$(16)	$(13)	$16
CASH AND CASH EQUIVALENTS
Beginning	23	36	20

Ending	$7	$23	$36

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

                    The information contained on pages 7-9 of the Proxy Statement dated March 30, 2005, for the April 26, 2005 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 16 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

                    The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation

Robert F. Baronner, Jr.	President & CEO 2001	46

Employed by bank as of 1/1/01 as President and CEO; former  Senior Credit Officer BB&T Northern WestVirginia May 2000 – December 2000; former Executive Vice President One Valley Bank East September 1997 - April 2000.

David W. Irvin	Sr. Vice President 2004	41	Employed at bank from 2001 to present as Commercial Loan Division Manager; former Senior Vice President - Commercial Lending BB&T 2000-2001.

Gayle Marshall Johnson	Vice President & Chief Financial Officer 1994	55	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990.
Donald S. Smith	Vice President & Assistant Secretary 1994	76	Employed at bank 1947 to 1991; President 1979 to 1991(retired).

                    The bank has adopted a Code of Ethics that applies to all employees, including Potomac’s and the bank’s chief executive officer and chief financial officer and other senior officers.  Additionally, there is a Code of Ethics for Senior Financial Officers which applies to Potomac’s and the bank’s chief executive officer and chief financial officer.  These Codes of Ethics are attached to this document as Exhibits 14.1 and 14.2.  If we make any substantive amendments to this code or grant any waiver from a provision of the code to our chief executive officer or chief financial officer, we will disclose the amendment or waiver in a report on Form 8-K.

Item 11.	Executive Compensation.

                    The information contained on pages 10-12 and 14-15 of the Proxy Statement dated March 30, 2005, for the April 26, 2005 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                    The information contained on pages 9-10 of the Proxy Statement dated March 30, 2005, for the April 26, 2005 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

                    Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2003 Stock Incentive Plan approved by shareholders May 13, 2003	16 994	$22.55	73 006

Item 13.	Certain Relationships and Related Transactions.

                      The information contained on page 15 of the Proxy Statement dated March 30, 2005, for the April 26, 2005 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

                    The information contained on pages 6-7 of the Proxy Statement dated March 30, 2005, for the April 26, 2005 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements. Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits. See below.

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

                                      14.1     Code of Ethics (for all employees)

                                      14.2     Code of Ethics for Senior Financial Officers

                                      21        Subsidiaries of the Registrant

                                      23.1     Consent of Independent Accountants

                                      31.1     Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer

                                      31.2     Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer

                                      32.1     Section 1350 Certification of Chief Executive Officer

                                      32.2     Section 1350 Certification of Chief Financial Officer

                                      99.1     Proxy Statement for the 2005 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

                                                  *          Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ ROBERT F. BARONNER, JR.	March 30, 2005

Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ GAYLE MARSHALL JOHNSON	March 30, 2005

Gayle Marshall Johnson
Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature & Title	Date

By	/s/ J. SCOTT BOYD	March 30, 2005

J. Scott Boyd, Director

By	/s/ JOHN P. BURNS, JR.	March 30, 2005

John P. Burns, Jr., Director

By	/s/ GUY GARETH CHICCHIRICHI	March 30, 2005

Guy Gareth Chicchirichi, Director

By	/s/ MARGARET COGSWELL	March 30, 2005

Margaret Cogswell, Director

By	/s/ THOMAS C. G. COYLE	March 30, 2005

Thomas C. G. Coyle, Director

By	/s/ WILLIAM R. HARNER	March 30, 2005

William R. Harner, Director and Secretary

	Signature & Title	Date

By	/s/ E. WILLIAM JOHNSON	March 30, 2005

E. William Johnson, Director

By	/s/ BARBARA H. PICHOT	March 30, 2005

Barbara H. Pichot, Director

By	/s/ JOHN C. SKINNER, JR.	March 30, 2005

John C. Skinner, Jr., Director

By	/s/ DONALD S. SMITH	March 30, 2005

Donald S. Smith, Director

By	/s/ C. LARRY TOGANS	March 30, 2005

C. Larry Togans, Director