Form 10-Q
period 2005-03-31
POTOMAC BANCSHARES INC
filed 2005-05-16
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2005, Potomac Bancshares, Inc. had 3,393,122 shares of common stock outstanding.

POTOMAC BANCSHARES, INC.

FORM 10-Q

March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited) March 31 2005	December 31 2004

Assets:
Cash and due from banks	$9 477	$11 371
Interest-bearing deposits in financial institutions	102	794
Securities purchased under agreements to resell and federal funds sold	94	6
Securities available for sale, at fair value	46 943	47 339
Loans held for sale	844	148
Loans, net of allowance for loan losses of $2,015 and $1,966 respectively	190 085	177 039
Bank premises and equipment, net	5 936	5 787
Accrued interest receivable	1 040	913
Other assets	5 513	5 139

Total Assets	$260 034	$248 536

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$32 337	$34 236
Interest-bearing deposits	176 029	166 315

Total Deposits	208 366	200 551
Accrued interest payable	223	180
Securities sold under agreements to repurchase and federal funds purchased	18 490	17 577
Federal Home Loan Bank advances	8 281	6 370
Other liabilities	1 659	1 102

Total Liabilities	$237 019	$225 780

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2005, 3,600,000 shares; 2004, 1,800,000 shares	$3 600	$1 800
Surplus	2 400	4 200
Undivided profits	19 248	18 631
Accumulated other comprehensive (loss), net	(383)	(25)

	$24 865	$24 606
Less cost of shares acquired for the treasury, 2005, 206,878 shares; 2004, 103,439 shares	1 850	1 850

Total Stockholders’ Equity	$23 015	$22 756

Total Liabilities and Stockholders’ Equity	$260 034	$248 536

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended March 31
	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$3 014	$2 339
Interest on securities held to maturity - taxable	—	35
Interest on securities available for sale - taxable	369	340
Interest on securities available for sale - nontaxable	13	—
Interest on securities purchased under agreements to resell and federal funds sold	3	16
Other interest and dividends	9	5

Total Interest and Dividend Income	$3 408	$2 735

Interest Expense:
Interest on deposits	$609	$469
Interest on securities sold under agreements to repurchase and federal funds purchased	99	44
Federal Home Loan Bank advances	71	23

Total Interest Expense	$779	$536

Net Interest Income	$2 629	$2 199

Provision for Loan Losses	64	35

Net Interest Income after Provision for Loan Losses	$2 565	$2 164

Noninterest Income:
Trust and financial services	$224	$223
Service charges on deposit accounts	343	341
BCT Visa/MC fees	57	34
Cash surrender value of life insurance	32	35
Gain on sale of securities	—	2
Other operating income	117	101

Total Noninterest Income	$773	$736

Noninterest Expenses:
Salaries and employee benefits	$1 054	$1 015
Net occupancy expense of premises	113	97
Furniture and equipment expenses	225	208
Auditing and accounting expense	44	19
Communications	36	37
Postage	28	36
Advertising and marketing	46	35
ATM and check card expenses	55	44
Other operating expenses	369	321

Total Noninterest Expenses	$1 970	$1 812

Income before Income Tax Expense	$1 368	$1 088

Income Tax Expense	479	378

Net Income	$889	$710

Earnings Per Share, basic and diluted	$.26	$.21

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 709)	$498		$21 332

Comprehensive income
Net income	—	—	710	—	—	$710	710
Other comprehensive income:
unrealized holding gains arising during the period (net of tax, $63)	—	—	—	—	122	122	122
Add: reclassification for gains included in net income (net of tax, $1)	—	—	—	—	1	1	1

Total comprehensive income						$833

Cash dividends ($.14 per share)	—	—	(238)	—	—		(238)
Purchase of treasury shares: 3,854 shares	—	—	—	(88)	—		(88)

Balances, March 31, 2004	$1 800	$4 200	$17 015	$(1 797)	$621		$21 839

Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

Comprehensive income
Net income	—	—	889	—	—	$889	889
Other comprehensive income (loss):
unrealized holding (losses) arising during the period (net of tax, $184)	—	—	—	—	(358)	(358)	(358)

Total comprehensive income						$531

Cash dividends ($.16 per share)	—	—	(272)	—	—		(272)
Stock split in the form of a 100% stock dividend	1 800	(1 800)	—	—	—		—

Balances, March 31, 2005	$3 600	$2 400	$19 248	$(1 850)	$(383)		$23 015

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31 2005	March 31 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$889	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	64	35
Depreciation	154	145
Discount accretion and premium amortization on securities, net	23	27
Gain on sale of securities available for sale	—	(2)
Proceeds from sale of loans	2 236	1 628
Origination of loans for sale	(2 932)	(1 574)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(127)	52
(Increase) decrease in other assets	(189)	24
Increase in accrued interest payable	43	39
Increase in other liabilities	557	531

Net cash provided by operating activities	$718	$1 615

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$—	$6 000
Proceeds from maturity of securities available for sale	3 000	—
Proceeds from sale of securities available for sale	300	3 002
Proceeds from call of securities available for sale	—	2 000
Purchase of securities available for sale	(3 470)	(13 987)
Net increase in loans	(13 110)	(2 217)
Purchases of bank premises and equipment	(303)	(58)

Net cash (used in) investing activities	$(13 583)	$(5 260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$(1 899)	$2 369
Net increase in interest-bearing deposits	9 714	8 281
Net proceeds (repayment) in securities sold under agreements to repurchase and federal funds sold	913	(621)
Net proceeds (repayment) of Federal Home Loan Bank advances	1 911	(84)
Purchase of treasury shares	—	(88)
Cash dividends	(272)	(238)

Net cash provided by financing activities	$10 367	$9 619

Increase (decrease) in cash and cash equivalents	$(2 498)	$5 974
CASH AND CASH EQUIVALENTS
Beginning	12 171	13 024

Ending	$9 673	$18 998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$736	$497

Income taxes	$50	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on securities available for sale	$(542)	$186

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and December 31, 2004, the results of operations, cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2005 and 2004. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2004. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 180,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 44,982 options in the first quarter of 2005 and 35,988 options in the first quarter of 2004. No options were granted in 2003. Options granted under the plan may be subject to a graded vesting schedule.

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

	For the Three Months Ended
	March 31 2005	March 31 2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$889	$710
Total stock-based compensation expense determined under fair value based method for all awards	(35)	(24)

Pro forma net income	$854	$686

Earning per share:
Basic – as reported	$0.26	$0.21

Basic – pro forma	$0.25	$0.20

Diluted – as reported	$0.26	$0.21

Diluted – pro forma	$0.25	$0.20

3.	On January 11, 2005 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 100% stock dividend payable March 15, 2005. Shares issued increased from 1,800,000 to 3,600,000. All per share information has been restated for the stock split.

4.	The amortized cost and fair value of securities available for sale as of March 31, 2005 and December 31, 2004 (in thousands) are as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46 047	$90	$(644)	$45 493
State and municipal obligations	1 476	—	(26)	1 450

	$47 523	$90	$(670)	$46 493

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46 069	$238	$(283)	$46 024
State and municipal obligations	1 307	8	—	1 315

	$47 376	$246	$(283)	$47 339

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 32 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of March 31, 2005.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2005 and December 31, 2004 (in thousands).

	March 31, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$13 313	$(195)	$22 043	$(450)	$35 356	$(645)
State and municipal obligations	1 450	(26)	—	—	1 450	(26)

Total	$14 763	$(221)	$22 043	$(450)	$36 806	$(671)

	December 31, 2004
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$28 750	$(241)	$2 470	$(42)	$31 220	$(283)

5.	The consolidated loan portfolio, stated at face amount, is composed of the following:

	March 31 2005	December 31 2004
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$36 652	$28 929
Secured by farmland	3 417	3 986
Secured by 1-4 family residential	82 032	79 800
Other real estate	45 784	42 759
Loans to farmers (except those secured by real estate)	—	—
Commercial and industrial loans (except those secured by real estate)	6 504	5 949
Consumer loans	17 473	17 346
All other loans	238	236

Total loans	$192 100	$179 005
Less: allowance for loan losses	2 015	1 966

	$190 085	$177 039

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 31 2005	March 31 2004
Balance at beginning of period	$1 966	$1 724
Provision charged to operating expense	64	35
Recoveries added to the allowance	22	35
Loan losses charged to the allowance	(37)	(27)

Balance at end of period	$2 015	$1 767

7.	Impaired loans totaled $1,163,000 as of March 31, 2005. There were no impaired loans at December 31, 2004.

There were no nonaccrual loans excluded from impaired loan disclosures under FASB 114 at March 31, 2005 and at December 31, 2004.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31 2005	March 31 2004	March 31 2005	March 31 2004
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$59	$40	$1	$1
Interest cost	65	78	6	8
Expected return on plan assets	(79)	(78)	—	—
Amortization of net obligation at transition	(5)	(5)	3	4
Recognized net actuarial loss	—	8	—	—

Net periodic benefit cost	$40	$43	$10	$13

Employer Contributions

The company anticipates the 2005 contributions to total approximately $347,000 for the pension plan. The company has made payments of $5,953 for the postretirement benefits plan during the first quarter of 2005 and anticipates remaining payments for 2005 to total $19,072.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

Unaudited	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 393 122	$.26	3 398 820	$.21
Effect of dilutive securities:
Stock options	10 685		472
Diluted earnings per share	3 403 807	$.26	3 399 292	$.21

Shares outstanding have been restated to reflect the 100% stock dividend discussed in Note 3.

10.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the company’s results of operations at the present time.

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

FINANCIAL OVERVIEW

Since December 31, 2004 total assets have increased 4.6% with loan growth continuing to be the most significant change on the asset side of the balance sheet. The $13 million in loan growth is spread among most categories of the loan portfolio.

Deposits overall have increased about $7.8 million since December 31, 2004. While noninterest bearing deposits have decreased about $2 million during that period, the interest bearing categories have increased. During January and February deposit growth was really lagging behind growth of loans as well as below the budgeted growth for deposits. During March, most of the deficit was recovered aided by several different CD specials. We have been unable to determine the reason for the slowdown other than recovery from Christmas expenditures and the winter season.

Management anticipates loan growth will continue as the year progresses but not as significantly as the growth during the past several quarters. The economy in our region continues to be fairly strong and is boosted by continued housing growth. Increasing interest rates as well as oil prices will bring the moderation management expects. Management continues to try to find methods to stay competitive in our high pressure market as the rising interest rates cut into the net interest margin.

The March 31, 2005 annualized return on average assets is 1.41% compared to 1.37% at December 31, 2004. At March 31, 2005 the annualized return on average equity is 15.52% compared to 14.02% at December 31, 2004. The leverage capital (equity to assets) ratio is 8.85% at March 31, 2005 compared to 9.45% at December 31, 2004.

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Net charge-offs for the company have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potential problem loans to be highlighted and watched. Written reports are prepared on a quarterly basis for all loans and information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	March 31, 2005	March 31, 2004
Balance at beginning of period	$1 966	$1 724
Charge-offs:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	3
Consumer	37	24

Total charge-offs	37	27

Recoveries:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	22	35

Total recoveries	22	35

Net charge-offs (recoveries)	15	(8)
Provision charged to operations	64	35

Balance at end of period	$2 015	$1 767

Ratio of net charge-offs during the period to average loans outstanding during the period	.008%	(.002)%

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	March 31, 2005	March 31, 2004
Nonaccrual loans	$—	$20
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$—	$20

Loans past due 90 days accruing interest	$1 027	$97

Allowance for loan losses to period end loans	1.05%	1.24%

Nonperforming assets to period end loans and foreclosed properties	.000%	.014%

The total for loans past due 90 days and accruing interest is $1.027 million at March 31, 2005. The majority of this total relates to one borrower and amounts due are in process of collection. Management believes the amounts due are adequately collateralized and expects to collect all contractual principal and interest due to the bank.

At March 31, 2005, other potential problem loans (excluding impaired loans) totalled $838,711. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. A portion of the allowance for loan losses is specifically allocated for these loans as a group at a rate that reflects the potential problems these loans may present.

The comparison of the income statements for the three months ended March 31, 2005 and 2004 shows an increase of 25% in net income in 2005 compared to 2004. Interest and dividend income is also up about 25% in 2005 compared to 2004 due to the combination of increased loan volume and increased rates. Increased interest expense of 45% in the first quarter of 2005 compared to the first quarter of 2004 already exceeds the total increase in interest expense of 7% for all of 2004 compared to all of 2003. The first quarter net interest income for 2005 is about 20% over the same period in 2004.

The challenge for management as interest rates continue to rise, is to maintain a profitable net interest margin, because as rates rise, competition increases for both loans and deposits. Management realizes that one major factor that will make the difference in overcoming the competition is providing high quality service to our customers. We are making a concentrated effort to improve and maintain high quality service so that customers will find it easy to choose Bank of Charles Town. We are about six months into an organized training program for sales and service. All employees (including all management) are involved in this project.

Noninterest income increased 5% as of March 31, 2005 compared to March 31, 2004. Major factors are increased fee income from debit and credit card transactions as the number of debit cards being sold to our customers continues to increase monthly and increased fees from loans sold on the secondary market.

Noninterest expense increased 9% in 2005 compared to 2004. Salaries and employee benefits expense increased 4% during the first quarter when comparing 2005 with 2004. Occupancy and furniture and equipment expense increased 11% in 2005 compared to 2004 due to the new branch office in Martinsburg that opened in January of 2005 as well as the continuing maintenance of up to date computer equipment. The increase in auditing expense is due to use of additional outside sources as we continue working through the details necessary for compliance with the Sarbanes-Oxley Act of 2002. Advertising and marketing expenses show an increase in 2005 compared to 2004 due partially to grand opening expense for the new branch office and special marketing for CD specials. The increase in ATM and check card expenses is expected with increased usage of these cards as described in the noninterest income paragraph above. The major increase in other operating expenses is the cost of outsourcing a portion of the trust department’s investing review procedure that has added $23 thousand of expense during the first quarter of 2005 compared to no expense during the first quarter of 2004.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details the transactions of this liquidity since January 1, 2005.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through March 31, 2005 net income as adjusted has provided cash of $718 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through March 31, 2005 is $13.6 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2005 through March 31 is $10.4 million.

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

Interest rate risk is monitored through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the investment options risk impact on the company and is not addressed here. But earnings simulation and economic value models which more effectively measure the cash flow impacts are utilized by management on a regular basis and are explained below.

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

There have been no significant changes during the first quarter of 2005 in the above described quantitative and qualitative disclosures using information as of December 31, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 through January 31	NONE	—	—	—
February 1 through February 28	NONE	—	—	—
March 1 through March 31	NONE	—	—	—

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

Item 5. Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6. Exhibits.

31.1	Certification Under Exchange Act Rule 31a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 31a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32.	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date May 13, 2005	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date May 13, 2005	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and CFO