Form 10-Q
period 2005-06-30
POTOMAC BANCSHARES INC
filed 2005-08-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, Potomac Bancshares, Inc. had 3,393,122 shares of common stock outstanding.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited) June 30 2005	December 31 2004
Assets:
Cash and due from banks	$4 816	$11 371
Interest-bearing deposits in financial institutions	160	794
Securities purchased under agreements to resell and federal funds sold	303	6
Securities available for sale, at fair value	47 038	47 339
Loans held for sale	1 119	148
Loans, net of allowance for loan losses of $2,092 and $1,966 respectively	197 351	177 039
Bank premises and equipment, net	6 027	5 787
Accrued interest receivable	985	913
Other assets	6 606	5 139

Total Assets	$264 405	$248 536

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$37 742	$34 236
Interest-bearing deposits	175 006	166 315

Total Deposits	212 748	200 551
Accrued interest payable	243	180
Securities sold under agreements to repurchase and federal funds purchased	15 042	17 577
Federal Home Loan Bank advances	11 540	6 370
Other liabilities	1 016	1 102

Total Liabilities	$240 589	$225 780

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2005, 3,600,000 shares; 2004, 1,800,000 shares	$3 600	$1 800
Surplus	2 400	4 200
Undivided profits	19 971	18 631
Accumulated other comprehensive (loss), net	(305)	(25)

	$25 666	$24 606
Less cost of shares acquired for the treasury, 2005, 206,878 shares; 2004, 103,439 shares	1 850	1 850

Total Stockholders’ Equity	$23 816	$22 756

Total Liabilities and Stockholders’ Equity	$264 405	$248 536

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$3 311	$2 450	$6 325	$4 789
Interest on securities held to maturity- taxable	—	—	—	35
Interest on securities available for sale - taxable	366	421	735	761
Interest on securities available for sale – nontaxable	13	—	26	—
Interest on securities purchased under agreements to resell and federal funds sold	2	11	5	27
Other interest and dividends	24	8	33	13

Total Interest and Dividend Income	$3 716	$2 890	$7 124	$5 625

Interest Expense:
Interest on deposits	$757	$502	$1 366	$971
Interest on securities sold under agreements to repurchase and federal funds purchased	108	47	207	91
Federal Home Loan Bank advances	50	22	121	45

Total Interest Expense	$915	$571	$1 694	$1 107

Net Interest Income	$2 801	$2 319	$5 430	$4 518

Provision for Loan Losses	113	98	177	133

Net Interest Income after Provision for Loan Losses	$2 688	$2 221	$5 253	$4 385

Noninterest Income:
Trust and financial services	$250	$176	$474	$399
Service charges on deposit accounts	409	384	752	725
BCT Visa/MC Fees	66	44	123	78
Gain on sale of securities available for sale	—	—	—	2
Net gain on sale of loans	41	47	82	73
Other operating income	147	124	255	234

Total Noninterest Income	$913	$775	1 686	$1 511

Noninterest Expenses:
Salaries and employee benefits	$1 056	$937	$2 110	$1 952
Net occupancy expense of premises	111	100	224	197
Furniture and equipment expenses	241	205	466	413
Advertising and marketing	72	47	118	82
Auditing and accounting expense	62	19	106	31
Communications	38	37	74	74
Postage	39	39	67	75
ATM and check card expenses	63	48	118	92
Other operating expenses	359	324	728	652

Total Noninterest Expenses	$2 041	$1 756	$4 011	$3 568

Income before Income Tax Expense	$1 560	$1 240	$2 928	$2 328
Income Tax Expense	558	433	1 037	811

Net Income	$1002	$807	$1 891	$1 517

Earnings Per Share, basic	$.30	$.24	$.56	$.45

Earnings Per Share, diluted	$.29	$.24	$.55	$.45

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 708)	$498		$21 333
Comprehensive income
Net income	—	—	1 517	—	—	$1 517	1 517
Other comprehensive income: unrealized holding gains arising during the period (net of tax, $409)	—	—	—	—	(792)	(792)	(792)
Add: reclassification for gains included in net income (net of tax, $1)	—	—	—	—	(1)	(1)	(1)

Total comprehensive income						$724

Cash dividends ($.29 per share)	—	—	(483)	—	—		(483)
Purchase of common stock for the treasury	—	—	—	(142)	—		(142)

Balances, June 30, 2004	$1 800	$4 200	$17 577	$(1 850)	$(295)		$21 432

Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756
Comprehensive income
Net income	—	—	1 891	—	—	$1 891	1 891
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $144)	—	—	—	—	(280)	(280)	(280)

Total comprehensive income						$1 611

Cash dividends ($.17 per share)	—	—	(551)	—	—		(551)
Stock split in the form of a 100% stock dividend	1 800	(1 800)	—	—	—		—

Balances, June 30, 2005	$3 600	$2 400	$19 971	$(1 850)	$(305)		$23 816

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 2005	June 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1 891	$1 517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	177	133
Depreciation	319	293
Discount accretion and premium amortization on securities, net	46	52
(Gain) on sale of securities available for sale	—	(2)
Proceeds from sale of loans	3 928	4 136
Origination of loans for sale	(4 899)	(3 931)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(72)	21
(Increase) in other assets	(1 322)	(2)
Increase in accrued interest payable	63	38
Decrease in other liabilities	(86)	(142)

Net cash provided by operating activities	$45	$2 113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$—	$6 001
Proceeds from maturity of securities available for sale	4 000	1 000
Proceeds from sale of securities available for sale	300	3 001
Proceeds from call of securities available for sale	—	5 000
Purchase of securities available for sale	(4 470)	(23 498)
Net (increase) in loans	(20 489)	(12 550)
Purchases of bank premises and equipment	(559)	(179)

Net cash (used in) investing activities	$(21 218)	$(21 225)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$3 506	$5 636
Net increase in interest-bearing deposits	8 691	12 319
Net proceeds (repayment) of securities sold under agreements to repurchase and federal funds sold	(2 535)	1 277
Net proceeds (repayment) of Federal Home Loan Bank advances	5 170	(170)
Purchase of treasury shares	—	(142)
Cash dividends	(551)	(483)

Net cash provided by financing activities	$14 281	$18 437

Decrease in cash and cash equivalents	$(6 892)	$(675)

CASH AND CASH EQUIVALENTS
Beginning	12 171	13 024

Ending	$5 279	$12 349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 630	$1 069

Income taxes	$854	$829

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(424)	$(1 203)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and December 31, 2004, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2005 and 2004. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2004. The results of operations for the three month and six month periods ended June 30, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year.

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

	For the Six Months Ended
	June 30 2005	June 30 2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$1 891	$1 517

Total stock-based compensation expense determined under fair value based method for all awards	(42)	(27)

Pro forma net income	$1 849	$1 490

Earnings per share:
Basic – as reported	$0.56	$0.45

Basic – pro forma	$0.54	$0.44

Diluted – as reported	$0.55	$0.45

Diluted – pro forma	$0.54	$0.44

3.	On January 11, 2005 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 100% stock dividend payable on March 15, 2005. Shares issued increased from 1,800,000 to 3,600,000. All per share information has been restated for the stock split.

4.	The amortized cost and fair value of securities available for sale as of June 30, 2005 and December 31, 2004 (in thousands) are as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46 026	$69	$(523)	$45 572
State and municipal obligations	1 475	1	(10)	1 466

	$47 501	$70	$(533)	$47 038

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46 069	$238	$(283)	$46 024
State and municipal obligations	1 307	8	—	1 315

	$47 376	$246	$(283)	$47 339

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 30 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of June 30, 2005.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2005 and December 31, 2004 (in thousands).

	June 30, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$16 376	$(134)	$19 090	$(389)	$35 466	$(523)
State and municipal obligations	1 121	(10)	—	—	1 121	(10)

Total	$17 497	$(144)	$19 090	$(389)	$36 587	$(533)

	December 31, 2004
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$28 750	$(241)	$2 470	$(42)	$31 220	$(283)

5.	The loan portfolio, stated at face amount, is composed of the following:

	June 30 2005	December 31 2004
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$41 775	$28 929
Secured by farmland	3 100	3 986
Secured by 1-4 family residential	88 506	79 800
Other real estate	41 726	42 759
Commercial and industrial loans (except those secured by real estate)	6 872	5 949
Consumer loans	17 195	17 346
All other loans	269	236

Total loans	$199 443	$179 005
Less: allowance for loan losses	2 092	1 966

	$197 351	$177 039

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 30 2005	June 30 2004
Balance at beginning of period	$1 966	$1 724
Provision charged to operating expense	177	133
Recoveries added to the allowance	59	65
Loan losses charged to the allowance	(110)	(83)

Balance at end of period	$2 092	$1 839

7.	There were no impaired or nonaccrual loans at June 30, 2005 and at December 31, 2004.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30 2005	June 30 2004	June 30 2005	June 30 2004
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$119	$119	$3	$3
Interest cost	130	130	15	15
Expected return on plan assets	(158)	(158)	—	—
Amortization of net (gain) loss	—	—	(2)	(2)
Amortization of net obligation at transition	(10)	(10)	9	9
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$81	$81	$25	$25

Employer Contribution

Through the six months ended June 30, 2005, the company has contributed $347,758 to the pension plan, which is the entire contribution for 2005. The company has made payments of $12,715 for the postretirement benefits plan for the first six months of 2005 and anticipates remaining payments for 2005 to total $12,310.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 393 122	$.56	3 397 830	$.45
Effect of dilutive securities:
Stock options	14 431		1 672
Diluted earnings per share	3 407 463	$.55	3 399 502	$.45

Shares outstanding have been restated to reflect the 100% stock dividend discussed in Note 3.

8.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the company’s results of operations at the present time.

In November 2003, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements.

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

FINANCIAL OVERVIEW

Total assets have increased $16 million or 6% from the December 2004 total of $248.5 million to the June 2005 total of $264.4 million. An increase in loans of $20 million during this time period combined with a decrease in cash and due from banks makes up the majority of this $16 million change on the asset side of the balance sheet.

Total deposits have increased $12 million or 6% at June 30, 2005 compared to December 31, 2004. Noninterest-bearing deposits have increased 10% and interest-bearing deposits have increased 5% during this time period. Deposit growth lags behind loan growth so alternate sources of funding are necessary. Our business sweep accounts (in the form of repurchase agreements) have continued to grow providing one additional source of funds and we have increased our borrowing with The Bankers Bank and the Federal Home Loan Bank of Pittsburgh.

The June 30, 2005 annualized return on average assets is 1.47% compared to 1.37% at December 31, 2004. At June 30, 2005 the annualized return on average equity is 16.3% compared to 14.02% at December 31, 2004. The leverage capital (equity to assets) ratio is 9.20% at June 30, 2005 compared to 9.45% at December 31, 2004.

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

	June 30, 2005	June 30, 2004
Balance at beginning of period	$1 966	$1 724
Charge-offs:
Commercial, financial and agricultural	1	—
Real estate – construction	—	—
Real estate – mortgage	—	3
Consumer	109	80

Total charge-offs	110	83

Recoveries:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	59	65

Total recoveries	59	65

Net charge-offs	51	18
Additions charged to operations	177	133

Balance at end of period	$2 092	$1 839

Ratio of net charge-offs during the period to average loans outstanding during the period	.026%	.012%

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

	June 30, 2005	June 30, 2004
Nonaccrual loans	$—	$—
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$—	$—

Loans past due 90 days accruing interest	$81	$137

Allowance for loan losses to period end loans	1.05%	1.21%

Nonperforming assets to period end loans and foreclosed properties	—	—

At June 30, 2005, other potential problem loans (excluding impaired loans) totalled $1.3 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. A portion of the allowance for loan losses is specifically allocated for these loans as a group at a rate that reflects the potential problems these loans may present.

The comparison of the income statements for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004 shows similar differences between 2005 and 2004. Some of the details are highlighted below.

•	Net income in 2005 has been 24-25% greater than 2004 net income.

•	At June 30, 2005 total interest and dividend income is up 27% compared to June 30, 2004 due to loan growth and some increase in interest rates.

•	The income on the securities portfolio for the six months ended June 30, 2005 is about the same as for the same time period in 2004. Although the June 30, 2005 securities balance is less than at June 30, 2004, the average balance for the first six months of 2005 is more than for the first six months of 2004. This explains the fact that even with some lower interest rates in the portfolio, income remains almost equal to 2004 at this same time.

•	Interest expense continues to increase. At the end of March 31, 2005 interest expense was 45% above 2004 expense for the same time period. At the end of June, 2005 it is 60% above 2004 expense at June 30. The increase in expense is a combination of growth in deposits and higher interest rates being paid to retain deposits and attract additional deposit growth.

•	Net interest income through June 30, 2005 is 20% greater than at June 30, 2004.

•	Net interest margin at June 30, 2005 is 4.60%, down slightly from the December 31, 2004 figure of 4.66%. As rates continue to rise, maintaining a profitable margin becomes a bigger challenge. During the first six months of 2005, the overall average rate on loans has increased to 6.75% compared to 6.68% at December 31, 2004. During this same period the overall average rate being paid on deposits also increased to 1.56% compared to 1.31% at December 31, 2004.

Noninterest income increased 12% for the six months ended June 30, 2005 compared to June 30, 2004. Some significant income items are listed here.

•	Trust and financial services income increased 19% at June 30, 2005 compared to June 30, 2004 due in large part to the continued accrual for two large estate fees.

•	Service charges on deposit accounts have increased only 4% in 2005 over 2004 and have been under budget continually during the first six months of the year. The majority of these fees are overdraft related and may be under budget due to slower deposit growth than anticipated by the budget.

•	Credit and debit card fees have increased 57% at June 30, 2005 compared to the same time in 2004 due to the growth in the deposit account base and concentrated sale of cards by bank personnel.

•	Other noninterest income has increased 9% as of June 30, 2005 compared to June 30, 2004. There are no significant increases or decreases in the accounts making up this category.

Noninterest expense increased 12% for the six months ended June 30, 2005 compared to the same period in 2004. Some details of this increase are listed below.

•	Salaries and employee benefits for the first six months of 2005 are 8% more than for the first six months of 2004 due to annual salary increases, some increase in staffing and related costs.

•	Occupancy expense has increased due to the opening of the new branch office at Martinsburg Westside.

•	Advertising and marketing expenses have increased 44% in 2005 compared to 2004 due to continual efforts to grow the bank’s customer base by keeping Bank of Charles Town in the public “eye” as well as to keep customers informed. These efforts include media advertising and statement stuffers about the bank’s services and information to enable our customers to be educated consumers by making them aware of the increasing fraudulent schemes and scams in the market place today.

•	Auditing and accounting expenses have increased over 242% in 2005 compared to 2004 primarily due to compliance efforts related to the Sarbanes-Oxley Act of 2002. We have temporarily outsourced our internal audit function so that our internal auditor can concentrate on the Sarbanes-Oxley compliance issues. In addition to our internal auditor, we have engaged an additional accounting firm to aid in documentation and testing in this regard.

•	ATM and check card expenses have increased 28% in the first six months of 2005 compared to the same time period in 2004 due to growth in the deposit account base and concentrated sales efforts of the bank staff to market this product.

•	Other noninterest expenses have increased 12% at June 30, 2005 compared to June 30, 2004. Significant increases in this category include the following.

•	Outsourcing of a portion of the trust review function shows increased expense in 2005 of $33,000 compared to 2004 because we did not start this service until May of 2004.

•	Directors and committee fees have increased in 2005 compared to 2004 because (1) 2005 is first full year for two directors who came on the board in March 2004; (2) there has been one special board meeting in 2005; and (3) the financial expert and other audit committee members are being paid increased committee fees with the additional time requirements as a result of the Sarbanes-Oxley Act.

•	Printing, stationery and supplies expense is greater in 2005 than in 2004 because of continually growing customer base so required additional statements, statement stuffers and other similar items.

•	Home equity closing costs are up in 2005 compared to 2004 due to increased loans being made.

•	Chargeoffs and losses – Trust Department are less in 2005 than in 2004 because in 2004 there was a significant mistake discovered and the cost of the correction was charged to this account.

•	Online banking expense has decreased in 2005 compared to 2004 due to the pay off of the maintenance agreement of the previous vendor for our online banking product.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2005.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through June 30, 2005 net income as adjusted has provided cash of $45 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through June 30, 2005 is $21.2 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2005 through June 30 is $14.3 million.

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

Interest rate risk is monitored through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the investment options risk impact on the company and is not addressed here. But earnings simulation and economic value models which more effectively measure the cash flow impacts are utilized by management on a regular basis and are explained below.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of March 31, 2005:

Change in Yield Curve	% Change in Net Income
+ 200 basis points	+ 5.7%
+ 100 basis points	+ 2.9%
Most likely	0
- 100 basis points	- 3.1%
- 200 basis points	- 6.5%

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

The following chart reflects the change in net market value over different rate environments as of March 31, 2005:

Change in Yield Curve	Change in Economic Value of Equity
(dollars in thousands)
+ 200 basis points	$-2,143
+ 100 basis points	- 1,100
Most likely	0
- 100 basis points	+ 642
- 200 basis points	+ 511

There have been no significant changes during the second quarter of 2005 in the above described quantitative and qualitative disclosures using information as of March 31, 2005.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through
January 31	NONE	—	—	—
February 1 through
February 29	NONE	—	—	—
March 1 through
March 31	NONE	—	—	—
April 1 through
April 30	NONE	—	—	—
May 1 through
May 31	NONE	—	—	—
June 1 through
June 30	NONE	—	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security-holders was held on April 26, 2005 and the following matters were submitted to the security-holders for a vote:

1.	To elect a class of directors for a term of three years.

2.	To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 2005.

3.	To approve any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

	Votes For	Votes Against	Votes Withheld	Total
1. Robert F. Baronner, Jr.	1,169,562	None	15,126	1,184,688

Guy Gareth Chicchirichi	1,180,300	None	4,388	1,184,688

Margaret Cogswell	1,157,709	None	26,979	1,184,688

Thomas C. G. Coyle	1,180,953	None	3,735	1,184,688

	Votes For	Votes Against	Abstentions	Total
2. Ratification of accountants	1,184,448	96	144	1,184,688

Item 5. Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6. Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date August 12, 2005	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date August 12, 2005	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer