Form 10-Q
period 2005-09-30
POTOMAC BANCSHARES INC
filed 2005-11-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2005, Potomac Bancshares, Inc. had 3,393,122 shares of common stock outstanding.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

September 30, 2005

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2005 and 2004 and for the Nine Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	7 -11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15 -16

Item 4.	Controls and Procedures.	16

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)
	September 30 2005	December 31 2004
Assets:
Cash and due from banks	$7 483	$11 371
Interest-bearing deposits in financial institutions	513	794
Securities purchased under agreements to resell and federal funds sold	120	6
Securities available for sale, at fair value	46 946	47 339
Loans held for sale	125	148
Loans, net of allowance for loan losses of $2,205 and $1,966 respectively	207 089	177 039
Bank premises and equipment, net	5 957	5 787
Accrued interest receivable	1 106	913
Other assets	6 359	5 139

Total Assets	$275 698	$248 536

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$36 105	$34 236
Interest-bearing deposits	195 056	166 315

Total Deposits	231 161	200 551
Accrued interest payable	296	180
Securities sold under agreements to repurchase and federal funds purchased	17 587	17 577
Federal Home Loan Bank advances	1 098	6 370
Other liabilities	1 064	1 102

Total Liabilities	$251 206	$225 780

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2005, 3,600,000 shares; 2004, 1,800,000 shares	$3 600	$1 800
Surplus	2 400	4 200
Undivided profits	20 656	18 631
Accumulated other comprehensive (loss), net	(314)	(25)

	$26 342	$24 606
Less cost of shares acquired for the treasury, 2005, 206,878 shares; 2004, 103,439 shares	1 850	1 850

Total Stockholders’ Equity	$24 492	$22 756

Total Liabilities and Stockholders’ Equity	$275 698	$248 536

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$3 595	$2 688	$9 920	$7 486
Interest on securities held to maturity - taxable	—	—	—	35
Interest on securities available for sale - taxable	380	402	1 115	1 163
Interest on securities available for sale – nontaxable	13	2	39	2
Interest on securities purchased under agreements to resell and federal funds sold	26	2	31	29
Other interest and dividends	39	2	72	6

Total Interest and Dividend Income	$4 053	$3 096	$11 177	$8 721

Interest Expense:
Interest on deposits	$966	$539	$2 332	$1 510
Interest on securities sold under agreements to repurchase and federal funds purchased	138	60	345	151
Federal Home Loan Bank advances	36	21	157	66

Total Interest Expense	$1 140	$620	$2 834	$1 727

Net Interest Income	$2 913	$2 476	$8 343	$6 994

Provision for Loan Losses	134	131	311	264

Net Interest Income after Provision for Loan Losses	$2 779	$2 345	$8 032	$6 730

Noninterest Income:
Trust and financial services	$272	$211	$746	$610
Service charges on deposit accounts	417	389	1 169	1 114
BCT Visa/MC Fees	72	48	195	126
(Loss) on sale of securities available for sale	—	(28)	—	(26)
Net gain on sale of loans	64	46	146	119
Other operating income	130	138	385	372

Total Noninterest Income	$955	$804	2 641	$2 315

Noninterest Expenses:
Salaries and employee benefits	$1 132	$1 044	$3 242	$2 996
Net occupancy expense of premises	124	103	348	300
Furniture and equipment expenses	248	229	714	642
Advertising and marketing	74	65	192	147
Auditing and accounting expense	45	31	151	50
Communications	38	37	112	111
Postage	38	37	105	112
ATM and check card expenses	67	51	185	143
Other operating expenses	422	372	1 150	1 036

Total Noninterest Expenses	$2 188	$1 969	$6 199	$5 537

Income before Income Tax Expense	$1 546	$1 180	$4 474	$3 508
Income Tax Expense	572	432	1 609	1 243

Net Income	$974	$748	$2 865	$2 265

Earnings Per Share, basic	$.29	$.22	$.84	$.67

Earnings Per Share, diluted	$.29	$.22	$.84	$.67

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 708)	$498		$21 333

Comprehensive income
Net income	—	—	2 265	—	—	$2 265	2 265
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $179)	—	—	—	—	(347)	(347)	(347)
Reclassification for losses included in net income (net of tax, $9)	—	—	—	—	17	17	17

Total comprehensive income						$1 935

Cash dividends ($.22 per share)	—	—	(738)	—	—		(738)

Purchase of common stock for the treasury	—	—	—	(142)	—		(142)

Balances, September 30, 2004	$1 800	$4 200	$18 070	$(1 850)	$168		$22 388

Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

Comprehensive income
Net income	—	—	2 865	—	—	$2 865	2 865
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $149)	—	—	—	—	(289)	(289)	(289)

Total comprehensive income						$2 576

Cash dividends ($.25 per share)	—	—	(840)	—	—		(840)

Stock split in the form of a 100% stock dividend	1 800	(1 800)	—	—	—		—

Balances, September 30, 2005	$3 600	$2 400	$20 656	$(1 850)	$(314)		$24 492

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 2005	September 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2 865	$2 265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	311	264
Depreciation	499	447
Discount accretion and premium amortization on securities, net	62	78
Loss on sale of securities available for sale	—	26
Proceeds from sale of loans	8 046	6 536
Origination of loans for sale	(8 023)	(6 466)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(193)	(5)
(Increase) in other assets	(1 071)	(173)
Increase in accrued interest payable	116	61
Increase (decrease) in other liabilities	(38)	61

Net cash provided by operating activities	$2 574	$3 094

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$—	$6 000
Proceeds from maturity of securities available for sale	9 000	1 000
Proceeds from sale of securities available for sale	300	8 974
Proceeds from call of securities available for sale	—	5 000
Purchase of securities available for sale	(9 407)	(24 019)
Net (increase) in loans	(30 361)	(25 002)
Purchases of bank premises and equipment	(669)	(724)

Net cash (used in) investing activities	$(31 137)	$(28 771)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$1 869	$7 462
Net increase in interest-bearing deposits	28 741	17 755
Net proceeds of securities sold under agreements to repurchase and federal funds sold	10	451
Net (repayment) of Federal Home Loan Bank advances	(5 272)	(257)
Purchase of treasury shares	—	(142)
Cash dividends	(840)	(738)

Net cash provided by financing activities	$24 508	$24 531

Decrease in cash and cash equivalents	$(4 055)	$(1 146)

CASH AND CASH EQUIVALENTS
Beginning	12 171	13 024

Ending	$8 116	$11 878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2 718	$1 666

Income taxes	$1 519	$1 176

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(438)	$(500)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and December 31, 2004, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2005 and 2004. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2004. The results of operations for the three month and nine month periods ended September 30, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year.

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

	For the Nine Months Ended
	September 30 2005	September 30 2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$2 865	$2 265
Total stock-based compensation expense determined under fair value based method for all awards	(49)	(30)

Pro forma net income	$2 816	$2 235

Earnings per share:
Basic – as reported	$0.84	$.67

Basic – pro forma	$0.83	$.66

Diluted – as reported	$0.84	$.67

Diluted – pro forma	$0.83	$.66

3.	On January 11, 2005 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 100% stock dividend payable on March 15, 2005. Shares issued increased from 1,800,000 to 3,600,000. All per share information has been restated for the stock split.

4.	The amortized cost and fair value of securities available for sale as of September 30, 2005 and December 31, 2004 (in thousands) are as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$45 948	$72	$(544)	$45 476
State and municipal obligations	1 474	2	(6)	1 470

	$47 422	$74	$(550)	$46 946

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$46 069	$238	$(283)	$46 024
State and municipal obligations	1 307	8	—	1 315

	$47 376	$246	$(283)	$47 339

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 31 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of September 30, 2005.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2005 and December 31, 2004 (in thousands).

	September 30, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$15 365	$(160)	$19 091	$(384)	$34 456	$(544)
State and municipal obligations	1 273	(6)	—	—	1 273	(6)

Total	$16 638	$(166)	$19 091	$(384)	$35 729	$(550)

	December 31, 2004
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$28 750	$(241)	$2 470	$(42)	$31 220	$(283)

5.	The loan portfolio, stated at face amount, is composed of the following:

	September 30 2005	December 31 2004
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$42 197	$28 929
Secured by farmland	2 659	3 986
Secured by 1-4 family residential	94 146	79 800
Other real estate	46 856	42 759
Commercial and industrial loans (except those secured by real estate)	6 754	5 949
Consumer loans	16 285	17 346
All other loans	397	236

Total loans	$209 294	$179 005
Less: allowance for loan losses	2 205	1 966

	$207 089	$177 039

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 30 2005	September 30 2004
Balance at beginning of period	$1 966	$1 724
Provision charged to operating expense	311	264
Recoveries added to the allowance	77	87
Loan losses charged to the allowance	(149)	(127)

Balance at end of period	$2 205	$1 948

7.	There were no impaired or nonaccrual loans at September 30, 2005 and at December 31, 2004.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	Sept 30 2005	Sept 30 2004	Sept 30 2005	Sept 30 2004
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$179	$120	$4	$4
Interest cost	194	233	23	24
Expected return on plan assets	(237)	(234)	—	—
Amortization of net (gain) loss	—	—	(2)	—
Amortization of net obligation at transition	(15)	(15)	13	13
Recognized net actuarial loss	—	25	—	—

Net periodic benefit cost	$121	$129	$38	$41

Employer Contribution

Through the nine months ended September 30, 2005, the company has contributed $347,758 to the pension plan, which is the entire contribution for 2005. The company has made payments of $19,250 for the postretirement benefits plan for the first nine months of 2005 and anticipates remaining payments for 2005 to total $5,775.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 393 122	$.84	3 396 250	$.67
Effect of dilutive securities: Stock options	15 399		1 866
Diluted earnings per share	3 408 521	$.84	3 398 116	$.67

Shares outstanding have been restated to reflect the 100% stock dividend discussed in Note 3.

10.	Recent Accounting Pronouncements

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

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R are not anticipated to have a material effect on the company’s results of operations.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 is not anticipated to have a material effect on the company’s results of operations.

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

FINANCIAL OVERVIEW

Total assets have increased $27 million or 11% from the December 2004 total of $248.5 million to $275.7 million at September 30, 2005. An increase in loans of $30 million during this time period combined with a decrease in cash and due from banks makes up the majority of the change on the asset side of the balance sheet.

Total deposits have increased $30.6 million or 15% at September 30, 2005 compared to December 31, 2004. The increase in noninterest-bearing deposits is 5% at September 30, 2005 compared to December 31, 2004. Interest-bearing deposits have increased 17% during this time period. During the third quarter of 2005, we acquired $3.4 million in brokered certificates of deposit. This is the first time the bank has had brokered deposits of any kind. These deposits have a five year maturity and were acquired to fund several large loans with equivalent maturities.

The September 30, 2005 annualized return on average assets is 1.46% compared to 1.37% at December 31, 2004. At September 30, 2005 the annualized return on average equity is 16.2% compared to 14.02% at December 31, 2004. The leverage capital (equity to assets) ratio is 9.21% at September 30, 2005 compared to 9.45% at December 31, 2004.

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

	September 30, 2005	September 30, 2004
Balance at beginning of period	$1 966	$1 724
Charge-offs:
Commercial, financial and agricultural	1	—
Real estate – construction	—	—
Real estate – mortgage	—	3
Consumer	148	124

Total charge-offs	149	127

Recoveries:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	77	87

Total recoveries	77	87

Net charge-offs	72	40
Additions charged to operations	311	264

Balance at end of period	$2 205	$1 948

Ratio of net charge-offs during the period to average loans outstanding during the period	.037%	.026%

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

	September 30, 2005	September 30, 2004
Nonaccrual loans	$—	$—
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$—	$—

Loans past due 90 days accruing interest	$—	$40

Allowance for loan losses to period end loans	1.05%	1.18%

Nonperforming assets to period end loans and foreclosed properties	—	—

At September 30, 2005, other potential problem loans (excluding impaired loans) totalled $1.5 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. A portion of the allowance for loan losses is specifically allocated for these loans as a group at a rate that reflects the potential problems these loans may present.

The comparison of the income statements for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004 shows similar differences between 2005 and 2004. Some of the details are highlighted below.

•	Net income in 2005 is 26.5% greater than 2004 net income.

•	At September 30, 2005 total interest and dividend income is up 28.2% compared to September 30, 2004 due to loan growth and some increase in interest rates.

•	The income on the securities portfolio for the nine months ended September 30, 2005 is about the same as for the same time period in 2004.

•	Interest expense continues to increase. At the end of March 31, 2005 interest expense was 45% above 2004 expense for the same time period. At the end of June, 2005 it is 60% above 2004 expense at June 30. At the end of the 2005 September quarter interest expense is 64% above 2004 expense for the same period. The increase in expense is a combination of growth in deposits and higher interest rates being paid to retain deposits and attract additional deposit growth.

•	Net interest income through September 30, 2005 is 19% greater than at September 30, 2004. This percentage was 20% at the period ended June 30, 2005 compared to the prior year.

•	Net interest margin at September 30, 2005 is 4.60%, down slightly from the December 31, 2004 figure of 4.66%. During the first nine months of 2005, the overall average rate on loans has increased to 6.91% compared to 6.68% at December 31, 2004. During this same period the overall average rate being paid on deposits also increased to 1.73% compared to 1.31% at December 31, 2004.

Noninterest income increased 14% for the nine months ended September 30, 2005 compared to September 30, 2004. Some significant income items are listed here.

•	Trust and financial services income increased 22% at September 30, 2005 compared to September 30, 2004 due in large part to accrual of estate fees and to the continued contribution from BCT Investments.

•	Service charges on deposit accounts have increased only 5% in 2005 over 2004 and are still slightly under budget at September 30, 2005. The majority of these fees are overdraft related and may be under budget due to slower deposit growth than anticipated by the budget.

•	Credit and debit card fees have increased 55% at September 30, 2005 compared to the same time in 2004 due to the growth in the deposit account base and concentrated sale of cards by bank personnel.

•	Net gain on sale of loans has increased 23% at September 30, 2005 compared to the same time in 2004. However, loan managers have noticed a slowdown in business during the third quarter.

•	Other noninterest income has increased 3% as of September 30, 2005 compared to September 30, 2004. There are no significant increases or decreases in the accounts making up this category.

Noninterest expense increased 12% for the nine months ended September 30, 2005 compared to the same period in 2004. This was the same percentage of increase that we disclosed for the six months ended June 30, 2005 compared to June of 2004, so costs are being contained. Some details of this increase are listed below.

•	Salaries and employee benefits for the first nine months of 2005 are 8% more than for the first nine months of 2004 due to annual salary increases, some increase in staffing and related costs. (This percentage has also been maintained through the third quarter as it was during the first and second quarters.)

•	Occupancy and furniture and equipment expense has increased 13% in 2005 compared to 2004. As the bank continues to grow so does the space and equipment needed to respond to the growth. Facilities have been remodeled, several additional office spaces have been leased and, as has been the case for a number of years, the bank’s continual attention to staying on the cutting edge of technology comes at considerable cost.

•	Advertising and marketing expenses have increased 31% in 2005 compared to 2004 due to continual efforts to grow the bank’s customer base by keeping Bank of Charles Town in the public “eye” as well as to keep customers informed. These efforts include media advertising and statement stuffers about the bank’s services and information to enable our customers to be educated consumers by making them aware of the increasing fraudulent schemes and scams in the market place today.

•	Auditing and accounting expenses have increased over 202% in 2005 compared to 2004 primarily due to compliance efforts related to the Sarbanes-Oxley Act of 2002. We have temporarily outsourced our internal audit function so that our internal auditor can concentrate on the Sarbanes-Oxley compliance issues. In addition to our internal auditor, we have engaged an additional accounting firm to aid in documentation and testing in this regard. With the delay in the required compliance of Sarbanes-Oxley, this expense will be less than originally budgeted for 2005.

•	ATM and check card expenses have increased 29% in the first nine months of 2005 compared to the same time period in 2004 due to growth in the deposit account base and concentrated sales efforts of the bank staff to market this product.

•	Other noninterest expenses have increased 11% at September 30, 2005 compared to September 30, 2004. Through June of 2005 this percentage was 12%. Significant increases in this category include the following.

•	Outsourcing of a portion of the trust review function shows an increase in expense of 114% in 2005 compared to 2004 because we did not start this service until May of 2004.

•	Directors and committee fees have increased in 2005 compared to 2004 because (1) 2005 is first full year for two directors who came on the board in March 2004; (2) there has been one special board meeting in 2005; and (3) the financial expert and other audit committee members are being paid increased committee fees with the additional time requirements as a result of the Sarbanes-Oxley Act.

•	Printing, stationery and supplies expense is 38% greater in 2005 than in 2004 because of continually growing customer base and required additional statements, statement stuffers and other similar items.

•	Home equity closing costs are up in 2005 compared to 2004 due to increased loans being made.

•	Online banking expense has decreased in 2005 compared to 2004 due to the pay off of the maintenance agreement of the previous vendor for our online banking product.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2005.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through September 30, 2005 net income as adjusted has provided cash of $2.6 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through September 30, 2005 is $31.1 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2005 through September 30 is $24.5 million.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of June 30, 2005:

Change in Yield Curve	% Change in Net Income
+ 200 basis points	+6.8%
+ 100 basis points	+3.5%
Most likely	0
- 100 basis points	- 3.6%
- 200 basis points	- 7.6%

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

The following chart reflects the change in net market value over different rate environments as of June 30, 2005:

Change in Yield Curve	Change in Economic Value of Equity
(dollars in thousands)
+ 200 basis points	$-2,924
+ 100 basis points	- 1,486
Most likely	0
- 100 basis points	+1,068
- 200 basis points	+1,436

There have been no significant changes during the third quarter of 2005 in the above described quantitative and qualitative disclosures using information as of June 30, 2005.

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

POTOMAC BANCSHARES, INC.

Date November 10, 2005	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date November 10, 2005	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer