Form 10-K
POTOMAC BANCSHARES INC
filed 2006-03-24
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2005

____	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from __________ to __________

Commission File Number 0-24958

POTOMAC BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

West Virginia	55-0732247
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

111 East Washington Street
PO Box 906, Charles Town WV	25414-0906
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	304-725-8431

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No XX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No XX

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past the 90 days.

Yes XX	No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer		Accelerated Filer	Non-Accelerated Filer XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No XX

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business
day of the registrant’s most recently completed second fiscal quarter.			$54,965,896 as of June 30, 2005

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No	Not Applicable XX

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,393,122 as of March 3, 2006

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the
Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
	Document		the Document is Incorporated
Portions of Potomac Bancshares, Inc.’s Proxy Statement for			Part III, Items 10, 11, 12, 13 and 14
the 2006 Annual Meeting of Shareholders

     Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2005

PART I

Item	1	.	Business	1
Item	1	A.	Risk Factors	7
Item	2	.	Properties	10
Item	3	.	Legal Proceedings	10
Item	4	.	Submission of Matters to a Vote of Security Holders	10

PART II

Item	5	.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
			of Equity Securities	11
Item	6	.	Selected Financial Data	12
Item	7	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item	7	A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item	8	.	Financial Statements and Supplementary Data	26
Item	9	.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item	9	A.	Controls and Procedures	52
Item	9	B.	Other Information	52

PART III

Item	10	.	Directors and Executive Officers of the Registrant	52
Item	11	.	Executive Compensation	53
Item	12	.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item	13	.	Certain Relationships and Related Transactions	53
Item	14	.	Principal Accountant Fees and Services	53

PART IV

Item	15	.	Exhibits and Financial Statements Schedules	54

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

     The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters as well as the occurrence of the events described in the “Risk Factors” section of this Form 10-K. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I

Item 1. Business.

History and Operations

     The Board of Directors of Bank of Charles Town (the "bank") caused Potomac Bancshares, Inc. ("Potomac") to be formed on March 2, 1994, as a single-bank holding company. To date, Potomac's only activities have involved the acquisition of the bank. Potomac acquired all of the shares of the bank’s common stock on July 29, 1994.

     Bank of Charles Town is a West Virginia state-chartered bank that formed and opened for business in 1871. The Federal Deposit Insurance Corporation insures the bank’s deposits. The bank engages in general banking business primarily in Jefferson County and Berkeley County, West Virginia. The bank also provides services to Washington County and Frederick County, Maryland and Loudoun County, Frederick County and Clarke County, Virginia. In 2005 the bank opened a loan production office in Winchester, Virginia. The main office is in Charles Town, West Virginia at 111 East Washington Street, with branch offices in

  Harpers Ferry, West Virginia,
  Kearneysville, West Virginia,
  Martinsburg, West Virginia and
  Hedgesville, West Virginia.
     The bank provides individuals, businesses and local governments with a broad range of banking services. These services include

  Commercial credit lines, equipment loans, construction financing,
  Real estate loans, secondary market and adjustable rate mortgages,
  Retail loan products including home equity lines of credit,
  Checking and savings accounts for businesses and individuals and
  Certificates of deposit and individual retirement accounts.

     Automated teller machines located at each of the five offices and Touchline 24, an interactive voice response system available at 1-304-728-2424; provide certain services to customers on a twenty-four hour basis. The bank initiated the formation of an ATM network with two banks in the community to provide customers of all three banks 17 ATM locations in the eastern panhandle of West Virginia. Bill paying and certain other banking services are available through the Internet. The trust and financial services department provides financial management, investment and trust services. BCT Investments provides financial management, investment and brokerage services.

     Lending Activities. The bank offers a variety of loans for consumer and commercial purposes. The majority of these loans are secured.

     Underwriting standards for all lending include

  Sound credit analysis,
  Proper documentation according to the bank's loan policy standards,
  Avoidance of loan concentrations to a single industry or with a single class of collateral,
  Diligent maintenance of past due and nonaccrual loans and
  A risk grading system that assists us in managing deteriorating credit on a proactive basis.

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

     Loans secured by real estate are made to individuals and businesses for

  The purchase of raw land and land development,
  Commercial, multi-family and other non-residential construction,
  Purchase of improved property,
  Purchase of owner occupied one to four family residential property,
  Lines of credit and
  Home equity loans.

     Approximately 90% of the bank's loans are secured by real estate. These loans had an average delinquency rate of .51% and a loss rate of 0% during 2005. The average delinquency rate and loss rate are based on comparisons to 2005 average total loans.

     As of December 31, 2005, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

•	Construction and land development	$41 174
•	Secured by farmland	2 381
•	Secured by 1-4 family residential	98 408
•	Secured by multifamily residential	3 486
•	Secured by nonfarm nonresidential	43 019

$188 468

     Commercial loans not secured by real estate with an aggregate balance of $6 million at December 31, 2005 make up approximately 2.9% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

  Grant loans on a sound and collectible basis,
  Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
  Serve the legitimate credit needs of the community in which the bank is located.

     Average delinquency for commercial loans not secured by real estate was less than 1% and the loss rate was .02% during 2005.

     Retail loans to individuals for personal expenditures are approximately 7.4% of the bank's total loans at December 31, 2005. The aggregate balance of these loans was $15.5 million at December 31, 2005. The majority of these loans are installment loans with the remainder made as term loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of .08% and a loss rate of .05% in 2005 (based on comparisons to 2005 average total loans).

     All other loans total $372 thousand (less than 1% of total loans) at December 31, 2005. These loans had a 0% average delinquency rate and a 0% average loss rate in 2005 compared to 2005 average total loans.

     Investment Activities. The bank's investment policy governs its investment activities.

     The policy states that excess daily funds are to be invested in federal funds sold and securities purchased under agreements to resell. The daily funds are used to cover deposit draw downs by customers, to fund loan commitments and to help maintain the bank's asset/liability mix.

     According to the policy, funds in excess of those invested in federal funds sold and securities purchased under agreements to resell are to be invested in (1) U.S. Treasury bills, notes or bonds, (2) obligations of U.S. Government agencies or (3) obligations of the State of West Virginia and political subdivisions thereof with a rating of not less than AAA or fully insured bonds.

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

  Present a valid identification,
  Have a social security number,
  Must be a U.S. citizen or possess evidence of legal alien status, and
  Must be at least 18 years of age or share account with a person at least 18 years of age.

Depositors who are considered medium or high risk (i.e. out-of-state driver’s license and/or resident), additional verification requirements apply. Management believes that the bank fully complies with the Patriot Act.

Competition

     As of March 3, 2006, there were 65 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2005, there were six banks in Jefferson County with 13 banking offices. The total deposits of these commercial banks as of June 30, 2005 were $641.4 million, and the bank ranked number one in total deposits with $187.2 million or 29.2% of the total deposits in the market at that time. The bank has two branch offices in Berkeley County at this time. Opening in July 2001 and June 2003, these branches have 2.9% of the market share of deposits in Berkeley County where there are eight banks with 28 banking offices.

     For most of the services that the bank performs, there is also competition from financial institutions other than commercial banks. For instance, credit unions, some insurance companies, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, personal and corporate trust and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals. Due to the geographic location of the bank's primary market area, the existence of larger financial institutions in Maryland, Virginia and Washington, D.C. influences the competition in the market area. In addition, larger regional and national corporations continue to be increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. The principal competitive factors in the markets for deposits and loans are interest rates, either paid or charged. The chartering of numerous new banks in West Virginia and the opening of numerous federally chartered savings and loan associations has increased competition for the bank. The 1986 legislation passed by the West Virginia Legislature allowing statewide branch banking provided increased opportunities for the bank, but it also increased competition for the bank in its service area. With the beginning of reciprocal interstate banking in 1988, bank holding companies (such as Potomac Bancshares, Inc.) also face additional competition in efforts to acquire other subsidiaries throughout West Virginia.

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

Employees

     Potomac currently has no employees.

     As of March 6, 2006, the bank had 93 full-time employees and 16 part-time employees.

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

     Depository Institution Subsidiaries. The bank is subject to FDIC deposit insurance assessments. As of January 1, 2006, the FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.320 basis points or .0001320 times the total deposits of the bank. This premium is not tied to the bank's risk classification. The rate of the premium based on the bank's risk classification is at 0.00% . It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac’s results of operations.

     Capital Requirements. The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies, such as Potomac. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. The bank is subject to substantially similar capital requirements adopted by applicable regulatory agencies.

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

     The Federal Reserve Board, as well as the FDIC, has adopted changes to their risk-based and leverage ratio requirements that require that all intangible assets, with certain exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, that the total amount of PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate limit of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

     As of December 31, 2005, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
		(in thousands)
Tier 1 capital:
Common stock	$3,600
Surplus	2,400
Retained earnings	21,158
	27,158
Less cost of shares acquired for the treasury	1,850
Total tier 1 capital	$25,308	$7,984	$17,324
Tier 2 capital:
Allowance for loan losses (1)	2,161

Total risk-based capital	$27,469	$15,968	$11,501

Risk-weighted assets	$199,602

Tier 1 capital	$25,308	$11,030	$14,278

Average total assets	$275,742

Capital ratios:
Tier 1 risk-based capital ratio	12.68%	4.00%	8.68%
Total risk-based capital ratio	13.76%	8.00%	5.76%
Tier 1 capital to average total assets (leverage)	9.18%	4.00%	5.18%

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Senate and the House of Representatives of the United States enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Potomac’s chief executive officer and chief financial officer are each required to certify that Potomac’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Potomac’s internal controls; they have made certain disclosures to Potomac’s auditors and the audit committee of the Board of Directors about Potomac’s internal controls; and they have included information in Potomac’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Potomac’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2007, Section 404 of Sarbanes-Oxley will become applicable to Potomac.

     Available Information. The company files annual, quarterly and current reports, proxy statements and other information with the SEC. The company’s SEC filings are filed electronically and are available to the public through the Internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, NE, Washington, DC 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Gayle Marshall Johnson, Vice President and Chief Financial Officer, Potomac Bancshares, Inc., PO Box 906, Charles Town, WV 25414.

Item 1A. Risk Factors.

Due to Increased Competition, the Company May Not Be Able to Attract and Retain Banking Customers At Current Levels.

     If, due to competition from competitors in the company’s market area of Jefferson and Berkeley Counties, West Virginia, the company is unable to attract new and retain current customers, loan and deposit growth could decrease causing the company’s results of operations and financial condition to be negatively impacted. The company faces competition from the following:

  local, regional and national banks;
  savings and loans;
  internet banks;
  credit unions;
  insurance companies;
  finance companies; and
  brokerage firms serving the company’s market areas.

Because of the bank’s geographic location, the existence of larger financial institutions in Maryland, Virginia and Washington, DC influences the competition in the bank’s market area.

The Company’s Lending Limit May Prevent It from Making Large Loans.

     In the future, the company may not be able to attract larger volume customers because the size of loans that the company can offer to potential customers is less than the size of the loans that many of the company’s larger competitors can offer. Accordingly, the company may lose customers seeking large loans to regional and national banks. We anticipate that our lending limit will continue to increase proportionately with the company’s growth in earnings; however, the company may not be able to successfully attract or maintain larger customers.

     It should also be noted that the company may choose with its larger volume customers to “participate” or “syndicate” that portion of a loan that exceeds its legal lending limit. This may be done from time to time to retain that customer’s primary relationship within the bank.

Certain Loans That the Bank Makes Are Riskier than Loans for Real Estate Lending.

     The bank makes loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending although the bank’s commercial loans are generally real estate secured. Only a small portion of the bank’s commercial loans are secured by collateral other than real estate. Consumer loans may involve greater risk because adverse changes in borrowers’ incomes and employment after funding of the loans may impact their abilities to repay the loans.

The Company Is Subject to Interest Rate Risk.

     Aside from credit risk, the most significant risk resulting from the company’s normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause the company’s cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. The company’s results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company May Not Be Able to Retain Key Members of Management.

     The departure of one or more of the company’s officers or other key personnel could adversely affect the company’s operations and financial position. The company’s management makes most decisions that involve the company’s operations. The key personnel have all been with the company since 2001. They include Robert F. Baronner, Jr., David W. Irvin and Gayle Marshall Johnson.

An Economic Slowdown in the Company’s Market Area Could Hurt Our Business.

     Because we focus our business in Jefferson and Berkeley Counties, West Virginia, an economic slowdown in these areas could hurt our business. An economic slowdown could have the following consequences:

  Loan delinquencies may increase;
  Problem assets and foreclosures may increase;
  Demand for the products and services of the company may decline; and
  Collateral (including real estate) for loans made by the company may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

The Company and the Bank are Extensively Regulated.

     The operations of the company are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect the company’s business operations and the availability, growth and distribution of the company’s investments, borrowings and deposits. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect the company’s business, and the likelihood of any major changes in the future and their effects are impossible to determine.

The Company’s Allowance for Loan Losses May Not Be Sufficient.

     In the future, the company could experience negative credit quality trends that could head to a deterioration of asset quality. Such deterioration could require the company to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings. The company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the company’s financial condition and results of operation.

A Shareholder May Have Difficulty Selling Shares.

     Because a very limited public market exists for the holding company’s common stock, a shareholder may have difficulty selling his or her shares in the secondary market. We cannot predict when, if ever, we could meet the listing qualifications of the NASDAQ Stock Market’s National Market Tier or any exchange. We cannot assure you that there will be a more active public market for the shares in the near future.

Shares of the Company’s Common Stock Are Not FDIC Insured.

     Neither the Federal Deposit Insurance Corporation nor any other governmental agency insures the shares of the company’s common stock. Therefore, the value of your shares in the company will be based on their market value and may decline.

Customers May Default on the Repayment of Loans.

     The bank’s customers may default on the repayment of loans, which may negatively impact the company’s earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the company to write off the loan or repossess the collateral securing the loan which may or may not exceed the balance of the loan.

The Company’s Controls and Procedures May Fail or Be Circumvented.

     Management regularly reviews and updates the company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the company’s business, results of operations and financial conditions.

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

     In October 2005 to provide additional office and storage areas, the bank leased space in Burr Industrial Park in Kearneysville, West Virginia. The leased space houses the Finance Department and provides record storage facilities for the bank.

     The Harpers Ferry branch office is located at 1366 W. Washington Street, Bolivar, West Virginia. The office is a one story brick building constructed in 1975 and renovated in 2005. There is another building on this property that existed at the time of the bank's purchase. This separate building is rented to an outside party by the bank.

     The branch facility at 5480 Charles Town Road, Kearneysville, West Virginia was erected in 1985. This one story brick building opened for business in April of 1985. During 1993, an addition was constructed, doubling the size of this facility. These facilities are currently being renovated.

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

     The bank is leasing offices in Winchester, Virginia, to house a loan production office that opened in late 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values, and (b) dividends. This information has been restated to reflect a 100% stock dividend declared on February 8, 2005. As of March 2, 2006, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about securities in this market, use the suffix .OB after its symbol. Potomac’s symbol is PTBS.OB. Scott and Stringfellow, Inc., Koonce Securities Inc. and Ferris, Baker Watts, Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2004 and 2005 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share

2004	First Quarter	$11.88	$11.28	$.0700
	Second Quarter	12.13	11.23	.0725
	Third Quarter	12.63	11.75	.0750
	Fourth Quarter	14.00	12.00	.0775

2005	First Quarter	$21.00	$13.38	$.0800
	Second Quarter	18.85	15.35	.0825
	Third Quarter	18.00	16.10	.0850
	Fourth Quarter	17.75	16.60	.0875

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

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program

October 1 through October 31	NONE	--	--	153 122

November 1 through November 30	NONE	--	--	153 122

December 1 through December 31	NONE	--	--	153 122

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

Item 6. Selected Financial Data.

	2005	2004	2003	2002	2001
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$15 424	$12 008	$10 786	$11 279	$10 956
Interest expense	4 135	2 409	2 235	2 823	3 758
Net interest income	11 289	9 599	8 551	8 456	7 198
Provision for loan losses	330	289	147	423	221
Net interest income after provision
for loan losses	10 959	9 310	8 404	8 033	6 977
Noninterest income	3 185	3 158	2 844	2 097	1 358
Noninterest expense	8 460	7 668	7 142	6 263	5 160
Income before income taxes	5 684	4 800	4 106	3 867	3 175
Income tax expense	2 020	1 710	1 432	1 408	1 166

Net income	$3 664	$3 090	$2 674	$2 459	$2 009

Per Share Data **

Net income, basic	$1.08	$.91	$.77	$.69	$.56
Net income, diluted	1.07	.91	.77	.69	.56
Cash dividends declared	.34	.30	.27	.24	.23
Book value at period end	7.38	6.71	6.27	5.98	5.40
Weighted-average shares outstanding, basic	3 393 122	3 395 464	3 500 140	3 582 054	3 600 000
Weighted-average shares outstanding, diluted	3 409 351	3 397 936	3 500 140	3 582 054	3 600 000

Average Balance Sheet Summary

Assets	$264 314	$226 052	$197 052	$181 741	$158 385
Loans	196 478	155 546	125 407	109 461	93 816
Securities	47 183	46 701	47 087	50 454	41 870
Deposits	217 307	190 153	163 328	153 148	135 658
Stockholders’ equity	23 822	22 045	21 274	20 542	18 812

Performance Ratios

Return on average assets	1.39%	1.37%	1.36%	1.35%	1.27%
Return on average equity	15.38%	14.02%	12.57%	11.97%	10.68%
Dividend payout ratio	31.48%	32.97%	35.06%	34.78%	41.07%

Capital Ratios

Leverage ratio	9.18%	9.45%	10.20%	10.77%	11.30%
Risk-based capital ratios
Tier 1 capital	12.68%	13.29%	14.67%	18.34%	19.90%
Total capital	13.76%	14.44%	15.89%	19.60%	21.15%

**	All figures have been restated to reflect a 100% stock dividend declared on February 8, 2005 and a 200% stock dividend declared on February 11, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	2005			2004			2003
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$195 357	$13 635	6.98%	$154 486	$10 283	6.66%	$123 701	$8 745	7.07%
Tax exempt	1 121	106	9.46%	1 060	114	10.75%	1 706	157	9.20%
Total loans	196 478	13 741	6.99%	155 546	10 397	6.68%	125 407	8 902	7.10%
Taxable securities	45 721	1 516	3.32%	46 473	1 575	3.39%	47 087	1 828	3.88%
Nontaxable securities	1 462	79	5.40%	228	11	4.82%	- -	- -	- -
Securities purchased under
agreements to resell and
federal funds sold	1 164	43	3.69%	3 457	39	1.13%	4 533	44.97%
Other earning assets	3 278	108	3.29%	1 069	29	2.71%	2 015	65	3.23%
Total earning assets	248 103	$15 487	6.24%	206 773	$12 051	5.83%	179 042	$10 839	6.05%

Allowance for loan losses	(2 077)			(1 842)			(1 710
Cash and due from banks	7 704			10 888			9 789
Premises and equipment, net	5 975			5 163			4 868
Other assets	4 609			5 070			5 063
Total assets	$264 314			$226 052			$197 052

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$119 998	$1 333	1.11%	$104 182	$442.42%		$92 951	$462.50%
Time deposits	63 661	2 107	3.31%	55 961	1 649	2.96%	47 991	1 497	3.12%
Total interest-
bearing deposits	183 659	3 440	1.87%	160 143	2 091	1.31%	140 942	1 959	1.39%

Securities sold under agreements
to repurchase and federal
funds purchased	16 557	516	3.12%	10 777	232	2.15%	8 549	172	2.01%
Advances from FHLB	4 937	179	3.63%	1 584	86	5.43%	1 878	104	5.54%
Total interest
bearing liabilities	205 153	$4 135	2.02%	172 504	$2 409	1.40%	151 369	$2 235	1.48%

Noninterest-bearing demand
deposits	33 648			30 010			22 386
Other liabilities	1 691			1 493			2 023
Stockholders’ equity	23 822			22 045			21 274
Total liabilities and
stockholders’ equity	$264 314			$226 052			$197 052

Net interest income		$11 352			$9 642			$8 604

Net interest spread			4.22%			4.43%			4.57%
Interest expense as a
percent of average earning assets			1.67%			1.16%			1.25%

Net interest margin			4.58%			4.66%			4.81%

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

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

GENERAL

     By viewing the company results of operations and financial position over the past five years as shown in the Selected Consolidated Financial Data schedule, successful accomplishment of a number of the long term goals of management is evident. Management wishes to grow the company by increasing loans and deposits and increasing earnings on a regular basis so that we are providing the best service possible to our customers as well as increasing the value of our shareholders’ investments. Regular earnings increases allow us to build our capital and pay increased dividends to our shareholders. Increasing capital in turn provides the basis for continued expansion of the company and the ability to keep up with the ever changing and improving computer technology. Meeting the constant computer technology challenge is one of the most expensive costs of doing business after costs of real estate and human resources.

     The continuing increase of regulation in the banking industry with the associated costs is a concern of management. At least the cost of initial compliance with Sarbanes-Oxley Act of 2002 has been spread out over several years now, with the delay of the bank’s initial implementation date to December 31, 2007. Compliance costs add additional pressure for management to find ways to increase income.

     The major source of income for the company is interest income earned on loans and investments that, of course, is dependent on current market conditions, so in addition to increasing income in these areas, management has concentrated on finding additional types of noninterest income. During the past several years the introduction of an overdraft protection plan has provided a generous increase to noninterest income, though in 2005 the income from this product has leveled off. There is some concern that future regulation may diminish earnings on this product, which would have an adverse affect on the earnings of the company.

     The company has added to tax exempt loan income and the tax exempt income of bank owned life insurance policies by adding municipal securities to the investment portfolio. These items reduce the income tax expense for the company as well as produce income.

     The company continues to seek ways to reduce expenses in addition to ways to increase income. Several of the suggestions that were a result of the efficiency consultant studies during 2004 have been put into practice and have either increased income or reduced expenses.

  Utilization of personnel to full potential has allowed the company to continue to grow but to maintain a much slower growth in numbers of employees.
  Reclassification of deposit balances so that a lower required balance may be kept at the Federal Reserve has allowed the company to invest the relocated funds in income producing loans or to borrow funds at a lower level.
  Increases in certain service charges have increased noninterest income.
  Outsourcing of official checks has provided time for deposit operations personnel to perform other duties and has provided interest income earned on the outstanding balance of these checks.

     The bank has been monitoring it’s efficiency through the calculation of the efficiency ratio each month and that ratio declined throughout 2005.

     Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources or operations. There are no current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the company.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2005 and 2004.

	2005				2004
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$4 247	$4 053	$3 716	$3 408	$3 287	$3 096	$2 890	$2 735
Interest expense	1 301	1 140	915	779	682	620	571	536
Net interest income	2 946	2 913	2 801	2 629	2 605	2 476	2 319	2 199
Provision for loan losses	19	134	113	64	25	131	98	35
Net interest income after
provision for loan losses	2 927	2 779	2 688	2 565	2 580	2 345	2 221	2 164
Noninterest income	913	955	913	773	843	832	773	736
Gain (loss) sale of securities, net	(369)	- -	- -	- -	- -	(28)	2	- -
Noninterest expense	2 261	2 188	2 041	1 970	2 131	1 969	1 756	1 812
Income before income taxes	1 210	1 546	1 560	1 368	1 292	1 180	1 240	1 088
Income tax expense	411	572	558	479	467	432	433	378

Net income	$799	$974	$1 002	$889	$825	$748	$807	$710

Earnings per share, basic	$.23	$.29	$.30	$.26	$.24	$.22	$.24	$.21
Earnings per share, diluted	$.23	$.29	$.29	$.26	$.24	$.22	$.24	$.21

NET INTEREST INCOME

     During 2005, growth in the loan portfolio of 18% and the consistent increase in loan rates have played an important part in the 18% increase in net interest income in 2005 compared to 2004. Income on securities increased slightly in 2005 compared to 2004 and other interest and dividends increased due to interest earned on balances held at Travelers Express for funding of the bank’s official checks.

     The loan portfolio grew 28% during 2004, but with little increase in rates there was only a 12% increase in net interest income in 2004 compared to 2003. Other factors affecting 2004 net interest income compared to 2003 were a decrease in the income on securities due to decreased rates and only an 8% increase in interest expense even though we had deposit growth as well as some increase in rates on deposits.

     Interest expense increased 72% in 2005 compared to 2004 due in large part to increased interest rates. Increased borrowings have also contributed to increased interest expense in 2005 compared to 2004.

     During the last quarter of 2005, management has seen some leveling off of loan growth but are hopeful that spring will bring some growth back into the loan market. There has been growth in loans in the Berkeley County offices and a loan production office was opened in Winchester, Virginia in late 2005. Management is optimistic this will help sustain the bank’s loan growth.

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

	2005 Compared to 2004			2004 Compared to 2003
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$3 352	$2 837	$515	$1 538	$2 005	$(467)
Tax exempt loans	(8)	8	(16)	(43)	(77)	34
Taxable securities	(59)	(25)	(34)	(253)	(25)	(228)
Nontaxable securities	68	67	1	11	11	- -
Securities purchased under
agreements to resell
and federal funds sold	4	(2)	6	(5)	(16)	11
Other earning assets	79	72	7	(36)	(27)	(9)
TOTAL	$3 436	$2 957	$479	$1 212	$1 871	$(659)

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$891	$75	$816	$(20)	$62	$(82)
Time deposits	458	246	212	152	226	(74)
Securities sold under agreements
to repurchase and federal
funds purchased	284	154	130	60	47	13
Advances from FHLB	93	111	(18)	(18)	(16)	(2)
TOTAL	$1 726	$586	$1 140	$174	$319	$(145)

NET INTEREST INCOME	$1 710	$2 371	$(661)	$1 038	$1 552	$(514)

NONINTEREST INCOME AND EXPENSE

     The major income producer for 2005 noninterest income, as in 2004 and 2003, continues to be the fees generated through the bank’s overdraft protection plan available for customers. These fees are included in the service charges on deposit accounts category which totaled $1.6 million in 2005, $1.5 million in 2004 and $1.2 million in 2003. Trust and financial services is the next largest contributor to the 2005 noninterest income figure with a 19% increase in income compared to 2004. Trust income was boosted in 2005 and 2004 by the accrual of fees for settlement of several large estates. One of these fees was totally accrued in August of 2005 and the second will be totally accrued in March of 2006. There are other estate fees being accrued but these two were significantly larger than most fees the bank has earned. Estate settlement fees are one area of income that is not particularly consistent from year to year. In comparing 2003 trust income with 2004 and 2005, the estate fees were a major difference. The financial services area is also continuing to benefit from the growth of BCT Investments that offers brokerage services in addition to other financial services. The vision for BCT Investments was to reach customers with smaller amounts available for investment than were being handled through the regular trust services. The vision has come to productive fruition in providing a needed customer service as well as providing additional noninterest income.

     As the bank customer base continues to expand, the growth has a positive affect on various components of noninterest income in addition to the overdraft protection plan mentioned above. It provides for increases in other service charges such as stop payments, sales of cashiers checks and money orders, wire transfer fees, debit, ATM and charge card transaction fees.

     Fees on sales of loans in the secondary market are a source of noninterest income that varies with the market conditions. Our income from this source was $187 thousand in 2005, $157 thousand in 2004 and $360 thousand in 2003.

     During the fourth quarter, the company’s net income was negatively affected by the one time sale of approximately $14 million in Federal agency securities that had an average coupon yield of 2.6% . The gross loss on this sale was $369 thousand with an after tax net income affect of $243 thousand. The proceeds of this sale were reinvested in Federal agency securities with an average coupon yield of 4.9% which going forward, will favorably impact income.

     Salaries and employee benefits of $4.5 million are about 53% of the total noninterest expense for 2005. This percentage was about the same in 2004. Even though the bank has grown during the past few years, full utilization of personnel has allowed the bank to hold down salaries and benefit costs by holding down the increase in personnel. During 2006 management expects these costs to increase since personnel additions in a number of areas have been made. The finance and audit areas have each added a full time person to handle continuing growth in the bank as well as continuing increase in regulatory requirements. Additional personnel have also been added in the loan area and branch administration area to handle the continuing growth.

     Expenses related to premises have increased 8% in 2005 compared to 2004. These costs include new branch facilities, refurbished branch facilities, additional leased facilities, increased utility costs due to increased facilities and increased property taxes due to new facilities.

     Other noninterest expense is the total of approximately 60 separate expense accounts. The total for this category increased 15% or $182 thousand in 2005 compared to 2004 and 20% or $207 thousand in 2004 compared to 2003. There is no significant change in any one account for either of these time period comparisons. Most of the increases are due to the growth in the bank’s customer base and growth in facilities.

INTEREST RATE SENSITIVITY

     The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2005 (in thousands).

Mature or Reprice
	Within Three Months	After Three Months But Within Twelve Months	After OneYear But Within Five Years	After Five Years		Nonsensitive
Interest Earning Assets:
Loans	$74 180	$15 446	$58 551		$62 258	$	- -
Securities	- -	15 435	30 390		1 126		- -
Securities purchased under
agreements to resell and
federal funds sold	357	- -	- -		- -		- -
Other earning assets	508	- -	- -		- -		- -
Total	$75 045	$30 881	$88 941		$63 384	$	- -

Interest-Bearing Liabilities:
Time deposits
$100,000 and over	$4 828	$2 435	$8 909	$	- -	$	- -
Other time deposits	14 999	8 985	28 598		- -		- -
Gold and Platinum accounts
(NOW accounts)	57 885	- -	- -		- -		44 256
Savings accounts	- -	- -	- -		- -		26 371
Securities sold under agreements to
repurchase and federal funds
purchased	19 557	- -	- -		- -		- -
Federal Home Loan Bank
advances	- -	- -	1 005		- -		- -
Total	$97 269	$11 420	$38 512	$	- -		$70 627

Rate Sensitivity Gap	$(22 224)	$19 461	$50 429		$63 384

Cumulative Gap	$(22 224)	$(2 763)	$47 666		$111 050

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

     During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive. During January, February and March of 2006, $22 million more liabilities may reprice or will mature than assets. During April through December of 2006, $19 million more assets may reprice or will mature than liabilities. The total effect for 2006 is that $2.7 million more liabilities may reprice or mature than assets. Over the year this is minimal sensitivity in comparison to the total of all assets and liabilities repricing and maturing. During the 2006 time period the company should be only slightly impacted by either rising or falling interest rates.

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2005.

	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$6 046	$5 949	$6 217	$3 696	$2 999
Mortgage loans on real estate:
Construction and land development	41 174	28 929	14 071	2 211	530
Secured by farm land	2 381	3 986	3 711	1 821	1 801
Secured by 1-4 family residential	98 408	79 800	62 693	63 239	56 283
Secured by multifamily residential	3 486	3 088	1 635	2 623	1 453
Secured by nonfarm nonresidential	43 019	39 671	33 317	23 528	17 822
Consumer loans	15 549	17 346	17 697	19 198	21 214
All other loans	372	236	717	730	288
	$210 435	$179 005	$140 058	$117 046	$102 390

     An experienced and aggressive loan production staff continues to grow the loan portfolio. Loan production for residential mortgages continues to increase the bank’s portfolio of loans secured by 1-4 family residential property. Commercial lending continues to be a prime part of the loan portfolio showing in the construction and land development and nonfarm nonresidential categories. The majority of the loan portfolio is secured by real estate and delinquencies are being kept to a minimum.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2005 that were not disclosed in the table above.

REMAINING MATURITIES (in thousands) OF SELECTED LOANS

Commercial,
	Financial and	Real Estate-
At December 31, 2005	Agricultural	Construction
Loans maturing within one year	$1 419	$20 859
Variable rate loans due after one year	1 362	16 864
Fixed rate loans due after one year through five years	3 075	3 402
Fixed rate loans due after five years	190	49
Total maturities	$6 046	$41 174

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

	2005	2004	2003	2002	2001
	(in thousands)
Balance at beginning of period	$1 966	$1 724	$1 642	$1 402	$1 268
Charge-offs:
Commercial, financial and agricultural	30	- -	- -	- -	12
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	- -	- -	- -	- -	7
Consumer	218	202	191	287	103
Total charge-offs	248	202	191	287	122
Recoveries:
Commercial, financial and agricultural	- -	- -	- -	- -	1
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	- -	- -	8	1	- -
Consumer	113	155	118	103	34
Total recoveries	113	155	126	104	35
Net charge-offs	135	47	65	183	87
Additions charged to operations	330	289	147	423	221

Balance at end of period	$2 161	$1 966	$1 724	$1 642	$1 402
Ratio of net charge-offs during the period
to average loans outstanding during the period	0.07%	0.03%	0.05%	0.17%	0.09%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2005		2004		2003		2002		2001

	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans

Commercial,
financial and
agricultural	$94	2.87%	$81	3.32%	$62	4.44%	$37	3.16%	$15	2.92%
Mortgage loans on
real estate:
Construction
and land
developmen	538	19.57%	166	16.16%	141	10.05%	22	1.89%	3.52%
Secured by farm
land	17	1.13%	29	2.23%	37	2.65%	2	1.56%	9	1.76%
Secured by 1-4
family
residential	696	46.76%	458	44.58%	272	44.76%	293	54.03%	316	54.97%
Secured by multi-
family
residential	25	1.66%	24	1.73%	20	1.17%	22	2.24%	18	1.42%
Secured by nonfarm
nonresidential	477	20.44%	341	22.16%	330	23.79%	298	20.10%	232	17.41%
Consumer loans	261	7.39%	591	9.69%	536	12.63%	424	16.40%	120	20.72%
All other loans	2.18%		3.13%		6.51%		5.62%		1.28%
Unallocated	51	- -	273	- -	320	- -	539	- -	688	- -

	$2 161	100.00%	$1 966	100.00%	$1 724	100.00%	$1 642	100.00%	$1 402	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2005	2004		2003	2002		2001
	(in thousands)

Nonaccrual loans	$122	$	- -	$251	$	- -	$9
Restructured loans	- -		- -	- -		- -	- -
Foreclosed properties	- -		- -	- -		- -	- -
Total nonperforming assets	$122	$	- -	$251	$	- -	$9

Loans past due 90 days
accruing interest	$65	$	- -	$153		$41	$29

Allowance for loan losses
to period end loans	1.03%		1.10%	1.23%		1.40%	1.37%

Nonperforming assets to
period end loans and
foreclosed properties	.06%		- -	.18%		- -	.01%

     Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     There were no impaired loans at December 31, 2005 and 2004.

     At December 31, 2005, other potential problem loans totaled $1.8 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

SECURITIES PORTFOLIO

     In accordance with Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company records securities being held to maturity at amortized cost and securities available for sale at fair value. The effect of unrealized gains and losses, net of tax effects, is recognized in stockholders’ equity.

     The schedule below summarizes the book value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2005	Weighted	2004	Weighted	2003	Weighted
	Carrying Value	Average	Carrying Value	Average	Carrying Value	Average
	(in thousands)	Yield	(in thousands)	Yield	(in thousands)	Yield

Securities held to maturity
Obligations of U.S. Government agencies:
Maturing within one year	$ - -	- -	$ - -	- -	$6 002	5.02%
Maturing after one year but
within five years	- -	- -	- -	- -	- -	- -
Total securities held to maturity	$ - -		$ - -		$6 002

Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$15 435	3.82%	$9 042	4.12%	$5 132	4.73%
Maturing after one year but
within five years	30 243	4.10%	36 982	3.32%	33 293	3.47%
Municipal obligations:
Maturing within one year	- -	- -	- -	- -	- -	- -
Maturing after on year but
within five years	147	3.75%	529	3.57%	- -	- -
Maturing after five years	1 126	3.87%	786	3.70%	- -	- -
Total securities available for sale	$46 951		$47 339		$38 425

Total securities	$46 951		$47 339		$44 427

DEPOSITS

     Deposit growth of 15% in 2005 and our business sweep accounts were still not able to keep pace with the loan growth during the year. Periodically we have continued to depend on alternative methods of funding. We have seen additional deposit growth through our Berkeley County branch offices and anticipate continued growth in those areas. As of June 2004, the bank had almost 2.5% of the market share of deposits in Berkeley County and as of June 2005, we have approximately 2.9% of that market. Jefferson County deposit market share continues at about 29%.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$33 648		$30 010		$22 386

Interest-bearing demand deposits	93 563	1.27%	82 426.46%		71 462.56%
Savings deposits	26 435.56%		21 756.29%		21 489.30%
Time deposits	63 661	3.31%	55 961	2.96%	47 991	3.12%

Total interest-bearing deposits	183 659	1.87%	160 143	1.31%	140 942	1.39%

Total deposits	$217 307		$190 153		$163 328

     At December 31, 2005 time deposits of $100 thousand or more were 7.03% of total deposits compared with 6.58% at December 31, 2005. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2005 are as follows:

Within three months	$736
Over three through six months	1 343
Over six months through twelve months	1 091
Over twelve months	13 002

Total	$16 172

ANALYSIS OF CAPITAL

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 13.76% and a ratio of Tier 1 capital to risk-weighted assets of 12.68 % at December 31, 2005. These two ratios have decreased in large part due to the asset growth during 2005. Even with the reductions in these ratios, both exceed the capital requirements adopted by the federal regulatory agencies.

(In thousands)
	2005	2004	2003
Tier 1 capital:
Common stock	$3 600	$1 800	$1 800
Surplus	2 400	4 200	4 200
Retained earnings	21 158	18 631	16 543
	27 158	24 631	22 543
Less cost of shares acquired for the treasury	1 850	1 850	1 709

Total tier 1 capital	$25 308	$22 781	$20 834
Tier 2 capital:
Allowance for loan losses (1)	2 161	1 966	1 724

Total risk-based capital	$27 469	$24 747	$22 558

Risk-weighted assets	$199 602	$171 432	$141 978

Capital ratios:
Tier 1 risk-based capital ratio	12.68%	13.29%	14.67%
Total risk-based capital ratio	13.76%	14.44%	15.89%
Leverage ratio	9.18%	9.45%	10.20%

(1) Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

     Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. This could also be termed the management of the cash flows of an organization. Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s liquidity during 2005 is detailed in the statement of cash flows included in the financial statements.

     Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2005 net income as adjusted has provided cash of $4.3 million. Interest income earned on loans and investments is the company’s major income source.

     Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and investment maturities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the deposit discussion above, we have taken advantage of our borrowing capabilities for additional funding since deposit growth was not sufficient to cover our needs. The net amount of cash used in investing activities in 2005 is $32.8 million.

     Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2005 is $24.8 million.

     At December 31, 2005, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $57.7 million.

     Borrowing capabilities provide additional liquidity. The subsidiary bank maintains a federal funds line of $7 million with one financial institution and a federal funds line of $4 million with a second financial institution. The subsidiary bank is also a member of the Federal Home Loan Bank of Pittsburgh and has short and/or long-term borrowing capabilities of approximately $102.7 million. In June 2001, the subsidiary bank borrowed $2.5 million amortized over seven years from the Federal Home Loan Bank. The subsidiary bank has a Repo Plus account with the FHLB with a current credit line of $20 million that can be renewed on an annual basis.

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

     A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004 is as follows:

	2005	2004
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$63 747	$58 477
Standby letters of credit	5 265	2 996

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

     Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. The majority of these lines of credit is collateralized and usually contains a specified maturity date and may not be drawn upon to the extent to which the company is committed.

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

     At December 31, 2005, the company had rate lock commitments to originate mortgage loans amounting to $1 million. The company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell these loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

     Short-Term Borrowings. At December 31, 2005, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers. These borrowings generally mature the day following the day sold. The total of short-term borrowings were $19.6 million on December 31, 2005 and $22.6 million on December 31, 2004. The short-term borrowings at December 31, 2004 included securities sold under agreements to repurchase that were secured transactions with customers, securities sold under agreements to repurchase through the Federal Home Loan Bank and federal funds purchased through The Bankers Bank and Mercantile Safe Deposit and Trust Company.

     The table below presents selected information on these short-term borrowings:

	December 31
	2005	2004
Balance outstanding at year end	$19 557	$22 577
Maximum balance at any month-end during the year	$27 467	$22 577
Average balance for the year	$20 307	$10 818
Weighted average rate for the year	3.10%	2.19%
Weighted average rate at year end	3.63%	2.55%
Estimated fair value	$19 557	$22 577

     Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2005:

	Payments (in thousands) Due By Period

	Total	Less than 1 Year	Over 1 Year through 3 Years	Over 3 Years through 5 Years

Long-Term Debt Obligations	$1 005	$386	$619	$	- -

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

     The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of December 31, 2005:

		% Change in
Change in Yield Curve		Net Income
+	200 basis points	+	6.5%
+	100 basis points	+	3.3%
	Most likely		0
-	100 basis points	-	3.0%
-	200 basis points	-	6.5%

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

     The following chart reflects the change in net market value over different rate environments as of December 31, 2005:

		Change in Economic Value of Equity
Change in Yield Curve		(dollars in thousands)
+	200 basis points	$ -	4,163
+	100 basis points	-	2,079
	Most likely		0
-	100 basis points	+	1,364
-	200 basis points	+	1,994

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Potomac Bancshares, Inc. and Subsidiary
Charles Town, West Virginia

     We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with U.S. generally accounting principles.

Winchester, Virginia
February 3, 2006

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands)

	2005	2004
ASSETS

Cash and due from banks	$7 607	$11 371
Interest-bearing deposits in financial institutions	508	794
Securities purchased under agreements to resell
and federal funds sold	357	6
Securities available for sale, at fair value	46 951	47 339
Loans held for sale	- -	148
Loans, net of allowance for loan losses of $2,161
in 2005 and $1,966 in 2004	208 274	177 039
Premises and equipment, net	6 045	5 787
Accrued interest receivable	1 152	913
Other assets	6 433	5 139

Total Assets	$277 327	$248 536

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$32 614	$34 236
Interest-bearing	197 266	166 315
Total Deposits	$229 880	$200 551
Accrued interest payable	331	180
Securities sold under agreements to repurchase and federal
funds purchased	19 557	17 577
Federal Home Loan Bank advances	1 005	6 370
Other liabilities	1 522	1 102
Commitments and contingent liabilities	- -	- -
Total Liabilities	$252 295	$225 780

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; issued, 2005, 3,600,000 shares; 2004, 1,800,000 shares	$3 600	$1 800
Surplus	2 400	4 200
Undivided profits	21 158	18 631
Accumulated other comprehensive (loss)	(276)	(25)
	$26 882	$24 606
Less cost of shares acquired for the treasury, 2005,
206,878 shares; 2004, 103,439 shares	1 850	1 850
Total Stockholders’ Equity	$25 032	$22 756

Total Liabilities and Stockholders’ Equity	$277 327	$248 536

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Interest and Dividend Income:
Interest and fees on loans	$13 705	$10 358	$8 848
Interest on securities held to maturity - taxable	- -	35	360
Interest on securities available for sale - taxable	1 516	1 540	1 469
Interest on securities available for sale – nontaxable	52	7	- -
Interest on securities purchased under agreements
to resell and federal funds sold	43	39	44
Other interest and dividends	108	29	65
Total Interest and Dividend Income	$15 424	$12 008	$10 786

Interest Expense:
Interest on deposits	$3 440	$2 091	$1 959
Interest on securities sold under agreements to repurchase
and federal funds purchased	516	232	172
Federal Home Loan Bank advances	179	86	104
Total Interest Expense	$4 135	$2 409	$2 235

Net Interest Income	$11 289	$9 599	$8 551

Provision for Loan Losses	330	289	147

Net Interest Income after Provision
for Loan Losses	$10 959	$9 310	$8 404

Noninterest Income:
Trust and financial services	$986	$826	$561
Service charges on deposit accounts	1 582	1 512	1 217
Visa/MC Fees	274	180	107
Net gain on sale of loans	187	157	360
Cash surrender value of life insurance	131	141	165
Gain (loss) on sale of securities available for sale	(369)	(26)	99
Other operating income	394	368	335
Total Noninterest Income	$3 185	$3 158	$2 844

Noninterest Expenses:
Salaries and employee benefits	$4 518	$4 076	$3 955
Net occupancy expense of premises	507	399	378
Furniture and equipment expenses	875	881	892
Advertising and marketing	281	222	229
Stationery and supplies	171	156	190
Postage	149	157	132
Communications	153	150	144
Other professional fees	144	203	37
ATM and check card expense	252	196	164
Other operating expenses	1 410	1 228	1 021
Total Noninterest Expenses	$8 460	$7 668	$7 142
Income before Income Tax Expense	$5 684	$4 800	$4 106
Income Tax Expense	2 020	1 710	1 432

Net Income	$3 664	$3 090	$2 674

Earnings Per Share, basic	$1.08	$.91	$.77
Earnings Per Share, diluted	$1.07	$.91	$.77

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)
					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	Income (Loss)	Income	Total
Balances, December 31, 2002	$600	$5 400	$14 801	$(248)	$759		$21 312

Comprehensive income
Net income – 2003	- -	- -	2 674	- -	- -	$2 674	2 674
Other comprehensive income:
Unrealized holding (losses)
arising during the period
(net of tax, $190)	- -	- -	- -	- -	(370)	(370)	(370)
Reclassification for (gains)
included in net income
(net of tax, $34)	- -	- -	- -	- -	(65)	(65)	(65)
Minimum pension liability
adjustment (net of tax, $89)	- -	- -	- -	- -	174	174	174
Total comprehensive income						$2 413
Stock split in the form of a
200% stock dividend	1 200	(1 200)	- -	- -	- -		- -
Cash dividends – 2003
($.27 per share)	- -	- -	(932)	- -	- -		(932)
Purchase of treasury shares:
78,999 shares	- -	- -	- -	(1 461)	- -		(1 461)
Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 709)	$498		$21 332

Comprehensive income
Net income – 2004	- -	- -	3 090	- -	- -	$3 090	3 090
Other comprehensive income:
Unrealized holding (losses)
arising during the period
(net of tax, $277)	- -	- -	- -	- -	(540)	(540)	(540)
Reclassification for losses
included in net income
(net of tax, $9)	- -	- -	- -	- -	17	17	17
Total comprehensive income						$2 567
Cash dividends – 2004
($.30 per share)	- -	- -	(1 002)	- -	- -		(1 002)
Purchase of treasury shares:
6,110 shares	- -	- -	- -	(141)	- -		(141)
Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

Comprehensive income
Net income – 2005	- -	- -	3 664	- -	- -	$3 664	3 664
Other comprehensive income:
Unrealized holding (losses)
arising during the period
(net of tax, $255)	- -	- -	- -	- -	(495)	(495)	(495)
Reclassification for losses
included in net income
(net of tax, $125)	- -	- -	- -	- -	244	244	244
Total comprehensive income						$3 413
Stock split in the form of a
100% stock dividend	1 800	(1 800)	- -	- -	- -		- -
Cash dividends – 2005
($.34 per share)	- -	- -	(1 137)	- -	- -		(1 137)
Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005		2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$3 664		$3 090	$2 674
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses		330		289	147
Depreciation		578		605	623
Deferred tax expense (benefit)		(41)		(32)	20
Premium amortization on securities, net		69		101	154
(Gain) loss on sale of securities available for sale		369		26	(99)
Proceeds from sale of loans		10 260		8 749	21 104
Origination of loans for sale		(10 112)		(8 333)	(19 745)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable		(239)		(4)	156
(Increase) in other assets		(1 123)		(444)	(3 121)
Increase (decrease) in accrued interest payable		151		52	(32)
Increase in other liabilities		420		89	196
Net cash provided by operating activities		$4 326		$4 188	$2 077

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$	- -		$6 000	$3 000
Proceeds from maturity of securities available for sale		9 000		2 000	7 000
Proceeds from sale of securities available for sale		13 900		8 974	8 118
Proceeds from call of securities available for sale		- -		5 000	3 000
Purchases of securities available for sale		(23 331)		(25 805)	(14 516)
Net (increase) in loans		(31 565)		(38 994)	(23 078)
Purchases of premises and equipment		(836)		(1 401)	(1 158)
Net cash (used in) investing activities		$(32 832)		$(44 226)	$(17 634)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits		$(1 622)		$8 840	$3 822
Net increase in interest-bearing deposits		30 951		18 455	7 254
Net proceeds in securities sold under agreements to repurchase
and federal funds purchased		1 980		8 378	3 097
Net proceeds (repayment) of Federal Home Loan Bank advances		(5 365)		4 655	(327)
Purchase of treasury shares		- -		(141)	(1 461)
Cash dividends		(1 137)		(1 002)	(932)
Net cash provided by financing activities		$24 807		$39 185	$11 453

(Decrease) in cash and cash equivalents		$(3 699)		$(853)	(4 104)

CASH AND CASH EQUIVALENTS
Beginning		12 171		13 024	17 128
Ending		$8 472		$12 171	$13 024

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest		$3 984		$2 357	$2 267
Income taxes		$1 519		$1 677	$1 209

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale		$(381)		$(791)	$(659)
Minimum pension liability adjustment	$	- -	$	- -	$(263)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Banking Activities and Significant Accounting Policies

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

Loans

The company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is comprised of loans secured by real estate. The ability of the company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the company’s market area.

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

Stock Splits

On February 8, 2005 the Board of Directors declared a stock split in the form of a 100% stock dividend. Shares increased from 1,800,000 to 3,600,000. On February 11, 2003 the Board of Directors declared a stock split in the form of a 200% stock dividend.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and are determined using the treasury method. All amounts have been retroactively restated for the stock splits.

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

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 180,000 shares (shares restated to reflect 100% stock dividend declared February 8, 2005) of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

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

	For the Years Ended
	December 31	December 31
	2005	2004
	(dollars in thousands, except per share amounts)

Net income, as reported	$3 664	$3 090

Total stock-based compensation expense determined
under fair value based method for all awards	(55)	(32)

Pro forma net income	$3 609	$3 058

Earnings per share:

Basic – as reported	$1.08	$.91
Basic – pro forma	$1.06	$.90
Diluted – as reported	$1.07	$.91
Diluted – pro forma	$1.06	$.90

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The company does not anticipate the amendment will have a material effect on its financial statements.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The company does not anticipate this revision will have a material effect on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the company. The company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the company’s financial statements.

Note 2.	Securities

There were no securities held to maturity as of December 31, 2005 and 2004.

The amortized cost and fair value of securities available for sale as of December 31, 2005 and 2004 (in thousands) are as follows:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government agencies	$45 897	$6	$(396)	$45 507
State and municipal obligations	1 473	- -	(29)	1 444
	$47 370	$6	$(425)	$46 951

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Obligations of U.S. Government agencies	$46 069	$238	$(283)	$46 024
State and municipal obligations	1 307	8	- -	1 315
	$47 376	$246	$(283)	$47 339

The amortized cost and fair value of the securities available for sale as of December 31, 2005 (in thousands), by contractual maturity, are shown below:

	Amortized	Fair
	Cost	Value

Due in one year or less	$15 493	$15 435
Due after one year through five years	30 726	30 390
Due after five years	1 151	1 126
	$47 370	$46 951

Proceeds from sales of securities available for sale were $13.9 million during 2005, $9.0 million during 2004 and $8.0 million during 2003. Gross losses of $369 thousand were realized on sales in 2005. Gross losses of $30 thousand and gross gains of $4 thousand were realized on sales in 2004. Gross losses of $29 thousand and gross gains of $128 thousand were realized on sales in 2003.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 30 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of December 31, 2005.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2005 and 2004 (in thousands).

Note 2.	Securities (Continued)
	December 31, 2005
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of U.S.
Government agencies	$20 278	$(105)	$13 717	$(291)	$33 995	$(396)
State and municipal obligations	1 444	(29)	- -	- -	1 444	(29)
	$21 722	$(134)	$13 717	$(291)	$35 439	$(425)

	December 31, 2004
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$28 750	$(241)	$2 470	$(42)	$31 220	$(283)

Securities with a carrying value of $41.8 million and $28.2 million at December 31, 2005 and 2004 were pledged to secure public funds and other balances as required by law.

Note 3.	Loans and Related Party Transactions The loan portfolio is composed of the following:

December 31
	2005	2004
(in thousands)
Mortgage loans on real estate:
Construction and land development	$41 174	$28 929
Secured by farm land	2 381	3 986
Secured by 1-4 family residential	98 408	79 800
Secured by multifamily residential	3 486	3 088
Secured by nonfarm nonresidential	43 019	39 671
Commercial loans (except those secured
by real estate)	6 046	5 949
Consumer loans	15 549	17 346
All other loans	372	236
Total loans	$210 435	$179 005
Less: allowance for loan losses	2 161	1 966
	$208 274	$177 039

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $129 thousand and $120 thousand, respectively.

The Securities and Exchange Commission requires disclosure of loans which exceed $60,000 to executive officers and directors of the company or to their associates. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. At December 31, 2005 and 2004, these loans totaled $1.6 million and $1.1 million respectively. During 2005, total principal additions were $766 thousand and total principal payments were $257 thousand.

Note 4.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Balances at beginning of year	$1 966	$1 724	$1 642
Provision charged to operating expense	330	289	147
Recoveries added to the allowance	113	155	126
Loan losses charged to the allowance	(248)	(202)	(191)
Balances at end of year	$2 161	$1 966	$1 724

There were no impaired loans at December 31, 2005 and 2004.

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2005 totaled $122 thousand. If interest had been accrued, such income would have approximated $3 thousand in 2005. There were no nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2004.

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2005	2004
(in thousands)

Premises and improvements	$5 978	$5 195
Furniture and equipment	5 304	4 503
Construction in progress	- -	749
	$11 282	$10 447
Less accumulated depreciation	5 237	4 660
	$6 045	$5 787
Depreciation included in operating expense for 2005, 2004 and 2003 was $578 thousand, $605 thousand and $623 thousand respectively.

Note 6.	Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $16.2 million and $13.2 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of all time deposits (in thousands) are as follows:
2006	$16 504
2007	24 543
2008	10 090
2009	12 071
2010	5 546
$68 754

Note 7.	Borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2005 short-term borrowings totaled $19.6 million in securities sold under agreements to repurchase through secured transactions with customers.

At December 31, 2004, short-term borrowings totaled $22.6 million which included $11.8 million in securities sold under agreements to repurchase with customers, $5 million through the Repo Plus account at the Federal Home Loan Bank and $5.8 million in federal funds purchased through The Bankers Bank.

In June 2001, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank seven year loan with an original balance of $2.5 million and monthly payments of interest and principal with an interest rate of 5.51% . The loan is secured by capital stock, deposits, mortgage collateral and securities collateral of the bank.

Principal payments on the note are due as follows:

2006	$386
2007	407
2008	212
$1 005

The balance of this loan at December 31, 2004 was $1,370.

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $113.7 million at December 31, 2005.

Note 8.	Employee Benefit Plans

The company sponsors a 401(k) retirement savings plan available to full-time employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the employer to withhold up to the amount allowed by law each calendar year. The employer may make a discretionary matching contribution each plan year. The employer may also make other discretionary contributions to the plan. The company made 401(k) matching contributions of $50 thousand, $49 thousand and $44 thousand in 2005, 2004 and 2003, respectively.

The company sponsors a noncontributory, defined benefit pension plan covering full-time employees over 21 years of age upon completion of one year of service. Benefits are based on average compensation for the five consecutive full calendar years of service which produces the highest average. The company computes the net periodic pension cost of the plan in accordance with Financial Accounting Standards Statement No. 87, “Employers’ Accounting for Pensions.”

The company sponsors a postretirement life insurance plan covering retirees with 25 years of service over the age of 60 and health care plan for all current retirees and one current employee that have met certain eligibility requirements. The plan is contributory for the future retiree, with retiree contributions that are currently set at 20% of the required premium. The company accounts for its share of the costs of those benefits in accordance with Financial Accounting Standards Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Under that Statement, the company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the company’s unfunded cost that existed at January 1, 1995 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2014.

Note 8.	Employee Benefit Plans (Continued)

Information about the plans follows:
	Pension Benefits		Postretirement Benefits
	2005	2004	2005		2004
	(in thousands)			(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$4 923	$4 070		$467		$441
Service cost	226	238		7		6
Interest cost	314	259		30		29
Change in assumptions	- -	- -		- -		14
Actuarial loss	222	533		39		- -
Benefits paid	(195)	(177)		(26)		(23)
Benefit obligation, ending	$5 490	$4 923		$517		$467

Change in Plan Assets:
Fair value of plan assets, beginning	$3 708	$3 357	$	- -	$	- -
Actual return on plan assets	237	272		- -		- -
Employer contributions	347	256		26		23
Benefits paid	(195)	(177)		(26)		(23)
Fair value of plan assets, ending	$4 097	$3 708	$	- -	$	- -

Funded status	$(1 393)	$(1 215)		$(517)		$(467)
Unrecognized net (gain) loss	1 075	803		(27)		(68)
Unrecognized net obligation
(asset) at transition	- -	(15)		157		174
Unrecognized prior service cost	- -	- -		- -		- -
Accrued benefit cost included
in other liabilities	$(318)	$(427)		$(387)		$(361)

The accumulated benefit obligation for the defined benefit pension plan was $4.3 million and $3.9 million at December 31, 2005 and 2004, respectively.

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$226	$238	$160	$7	$6	$6
Interest cost	314	259	311	30	29	30
Expected return on plan assets	(314)	(316)	(312)	- -	- -	- -
Amortization of net (gain)	- - -	- -	- -	- -	- -	- -
Amortization of prior service cost	- -	- -	- -	- -	- -	- -
Amortization of net obligation
(asset) at transition	(15)	(20)	(20)	17	18	18
Recognized actuarial (gain) loss	27	- -	33	(2)	(3)	- -
Net periodic benefit cost	$238	$161	$172	$52	$50	$54

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.50%	6.50%	7.00%	6.50%	6.75%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	- -	- -	- -
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.50%	6.50%		6.00%	6.50%
Rate of compensation increase	4.00%	4.00%		3.00%	3.00%

Note 8.	Employee Benefit Plans (Continued)

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

Asset Allocation

The pension plan’s weighted-average asset allocations at October 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at October 31
	2005	2004
Asset Category
Equities	61%	56%
Fixed income/cash	39%	44%

Total	100%	100%

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

Note 8.	Employee Benefit Plans (Continued)

Cash Flow
The company expects to contribute $295 thousand to its pension plan in 2005 and $26 thousand to its postretirement plan in 2005.

The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
		(in thousands)

2006	$218	$32
2007	213	34
2008	251	36
2009	260	37
2010	255	39
2011-2015	1 773	200

For measurement purposes, an 8.50% annual rate of increase in per capita health care costs of covered benefits was assumed for 2005 and 2004, and an 8.64% increase was assumed for 2003, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$20	$(17)
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	2	(1)

Note 9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	December 31, 2005		December 31, 2004		December 31, 2003
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings per share	3 393 122	$1.08	3 395 464	$.91	3 500 140	$.77

Effect of dilutive securities:
Stock options	16 229		2 472		- -

Diluted earnings per share	3 409 351	$1.07	3 397 936	$.91	3 500 140	$.77

Shares outstanding have been restated to reflect the 100% stock dividend in 2005 and the 200% stock dividend in 2003.

Note 10.	Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company. This plan permits the issuance of incentive stock options and non-qualified stock options. The plan authorizes the issuance of up to 180,000 shares (shares restated to reflect the 100% stock dividend declared February 8, 2005) of common stock.

	2005		2004
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	33 988	$11.28	- -	$ - -
Granted	44 982	14.00	35 988	11.28
Exercised	- -	- -	- -	- -
Forfeited	(4 600)	12.82	(2 000)	11.28

Outstanding at end of year	74 370	$12.83	33 988	$11.28

Weighted average fair value
of options granted	$2.91		$2.62

Shares have been restated to reflect the 100% stock dividend in 2005.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2005 and 2004, dividend rates of 3.15% and 3.39%, risk-free interest rates of 4.26% and 4.42%, expected life of 10 years, and expected volatility of 19.46% and 23.47%. The following table summarizes options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price

$11.28	31 988	8.0	$11.28	19 988	$11.28
14.00	42 382	9.0	14.00	20 462	14.00
	74 370			40 450

Note 11.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Deferred tax assets:
Reserve for loan losses	$580	$513
Accrued pension expense	89	151
Accrued postretirement benefits	132	123
Nonaccrual interest	1	- -
Securities available for sale	142	13
	$944	$800
Deferred tax liabilities:
Depreciation	$123	$149

Net deferred tax assets	$821	$651

The provision for income taxes charged to operations for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(in thousands)

Current tax expense	$2 061	$1 742	$1 412
Deferred tax expense (benefit)	(41)	(32)	20
	$2 020	$1 710	$1 432

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003 due to the following:

	2005	2004	2003
	(in thousands)

Computed “expected” tax expense	$1 933	$1 632	$1 396
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(86)	(75)	(90)
State income taxes, net of federal income tax benefit	173	149	122
Other	- -	4	4
	$2 020	$1 710	$1 432

Note 12.	Commitments and Contingent Liabilities

In the normal course of business, there are outstanding, various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions.

See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company has approximately $508 thousand in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2005.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2005 and 2004, the aggregate amounts of daily average required balances were approximately $300 thousand and $7.1 million, respectively.

Note 13.	Retained Earnings

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $4.5 million or 17.9% of the consolidated net assets.

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

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004 (in thousands) is as follows:

	2005	2004
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$63 747	$ 58 477
Standby letters of credit	5 265	2 996

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

Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. The majority of these lines of credit is collateralized and usually contains a specified maturity date and may not be drawn upon to the extent to which the company is committed.

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

At December 31, 2005, the company had rate lock commitments to originate mortgage loans amounting to $1 million and no loans held for sale. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell loans that are held for sale. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

At December 31, 2005 and 2004, the fair value of loan commitments and standby-letters of credit was immaterial.

Note 15.	Fair Value of Financial Instruments and Interest Rate Risk (Continued)

The estimated fair values of the company’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$8 115	$8 115	$12 165	$12 165
Securities purchased under
agreements to resell and
federal funds sold	357	357	6	6
Securities available for sale	46 951	46 951	47 339	47 339
Loans, net	208 274	206 838	177 039	176 203
Loans held for sale	- -	- -	148	148
Accrued interest receivable	1 152	1 152	913	913

Financial liabilities:
Deposits	229 880	229 941	200 551	200 558
Repurchase agreements	19 557	19 557	17 577	17 577
FHLB advances	1 005	1 005	6 370	6 370
Accrued interest payable	331	331	180	180

The company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the company's overall interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the company and the bank meet all capital adequacy requirements to which they are subject.

Note 16.	Regulatory Matters (Continued)

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The company’s and the bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
As of December 31, 2005:
Total capital (to risk-weighted
assets):
Consolidated	$27 469	13.76%	$15 968	8.0%	N/A	N/A
Bank of Charles Town	$27 148	13.62%	$15 946	8.0%	$19 932	10.0%
Tier 1 capital (to risk-weighted
assets):
Consolidated	$25 308	12.68%	$7 984	4.0%	N/A	N/A
Bank of Charles Town	$24 987	12.54%	$7 973	4.0%	$11 959	6.0%
Tier 1 capital (to average
assets):
Consolidated	$25 308	9.18%	$11 030	4.0%	N/A	N/A
Bank of Charles Town	$24 987	9.07%	$11 019	4.0%	$13 773	5.0%

As of December 31, 2004:
Total capital (to risk-weighted
assets):
Consolidated	$24 747	14.44%	$13 715	8.0%	N/A	N/A
Bank of Charles Town	$24 713	14.42%	$13 712	8.0%	$17 140	10.0%
Tier 1 capital (to risk-weighted
assets):
Consolidated	$22 781	13.29%	$6 857	4.0%	N/A	N/A
Bank of Charles Town	$22 747	13.27%	$6 856	4.0%	$10 284	6.0%
Tier 1 capital (to average
assets):
Consolidated	$22 781	9.45%	$9 641	4.0%	N/A	N/A%
Bank of Charles Town	$22 747	9.44%	$9 640	4.0%	$12 050	5.0%

Note 17.	Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2005 and 2004

	2005	2004
ASSETS

Cash	$40	$7
Investment in subsidiary	24 711	22 722
Other assets	281	30

Total Assets	$25 032	$22 759

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES, other	$ - -	$3

STOCKHOLDERS’ EQUITY
Common stock	$3 600	$1 800
Surplus	2 400	4 200
Undivided profits	21 158	18 631
Accumulated other comprehensive (loss)	(276)	(25)
	$26 882	$24 606
Less cost of shares acquired for the treasury	1 850	1 850
Total Stockholders’ Equity	$25 032	$22 756

Total Liabilities and Stockholders’ Equity	$25 032	$22 759

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income
Dividends from subsidiary	$1 487	$1 193	$2 443

Expenses
Other professional fees	34	37	19
Other operating expenses	60	54	56
Total Expenses	$94	$91	$75

Income before Income Tax (Benefit) and
Equity in Undistributed Income of
Subsidiary	$1 393	$1 102	$2 368

Income Tax (Benefit)	(31)	(30)	(25)

Income before Equity in Undistributed
Income of Subsidiary	$1 424	$1 132	$2 393

Equity in Undistributed Income of Subsidiary	2 240	1 958	281

Net Income	$3 664	$3 090	$2 674

Note 17.	Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3 664	$3 090	$2 674
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (income) of
subsidiary	(2 240)	(1 958)	(281)
(Increase) in other assets	(251)	(5)	(11)
(Decrease) in other liabilities	(3)	- -	(2)

Net cash provided by operating
activities	$1 170	$1 127	$2 380

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(1 137)	$(1 002)	$(932)
Purchase of treasury shares	- -	(141)	(1 461)

Net cash (used in) financing activities	$(1 137)	$(1 143)	$(2 393)

Increase (decrease) in cash and cash
equivalents	$33	$(16)	$(13)
CASH AND CASH EQUIVALENTS
Beginning	7	23	36

Ending	$40	$7	$23

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-9 of the Proxy Statement dated March 24, 2006, for the April 25, 2006 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 16 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation

Robert F. Baronner, Jr.	President & CEO	47	Employed by bank as of 1/1/01 as President and CEO.
	2001

David W. Irvin	Sr. Vice President	42	Employed at bank from 2001 to present as Commercial
	2004		Loan Division Manager; former Senior Vice President -
			Commercial Lending BB&T 2000-2001.

Gayle Marshall Johnson	Sr. Vice President & Chief	56	Employed with the bank 1977-1985 and 1988-present;
	Financial Officer		Vice President and Chief Financial Officer since 1990.
	1994		Sr. Vice President since 2005.

Donald S. Smith	Vice President &	77	Employed at bank 1947 to 1991; President 1979 to 1991
	Assistant Secretary		(retired).
	1994

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

Item 11. Executive Compensation.

     The information contained on pages 10-12 and 14 of the Proxy Statement dated March 24, 2006, for the April 25, 2006 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 9-10 of the Proxy Statement dated March 24, 2006, for the April 25, 2006 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

2003 Stock Incentive Plan
approved by shareholders
May 13, 2003	74 370	$12.83	105 630

Item 13. Certain Relationships and Related Transactions.

     The information contained on page 15 of the Proxy Statement dated March 24, 2006, for the April 25, 2006 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information contained on pages 6-7 of the Proxy Statement dated March 24, 2006, for the April 25, 2006 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

3.3 Amended and Restated Bylaws of Potomac Bancshares, Inc. adopted by shareholders April 25, 1995 and incorporated by reference from Potomac’s Form 10-KSB for the year ended December 31, 1995, and filed with the Securities and Exchange Commission, File No. 0-24958.

10.1 2003 Stock Incentive Plan adopted by the Potomac Board February 20, 2003 and approved by the Company’s shareholders on May 13, 2003 and incorporated by reference from Potomac’s Form 10-KSB for the year ended December 31, 2003 and filed with the Securities and Exchange Commission, File No. 0-24958.

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

31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer

31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

99.1 Proxy Statement for the 2006 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 24, 2006
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 24, 2006
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ J. Scott Boyd	March 24, 2006
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 24, 2006
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 24, 2006
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 24, 2006
Margaret Cogswell, Director

By	/s/ Thomas C. G. Coyle	March 24, 2006
Thomas C. G. Coyle, Director

By	/s/ William R. Harner	March 24, 2006
William R. Harner, Director and Secretary

Signature & Title		Date

By	/s/ E. William Johnson	March 24, 2006
E. William Johnson, Director

By	/s/ Barbara H. Pichot	March 24, 2006
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 24, 2006
John C. Skinner, Jr., Director

By	/s/ Donald S. Smith	March 24, 2006
Donald S. Smith, Director

By	/s/ C. Larry Togans	March 24, 2006
C. Larry Togans, Director

Exhibit 14.1

CODE OF ETHICS

The bank’s reputation for honesty and integrity is determined by the personal reputations of our individual staff members. To protect this reputation and to warrant our customers’ trust, each of us must strive to avoid situations that might cause a conflict of interest among the bank, its customers, its suppliers, and ourselves. The following principles have been established as the bank’s code of ethics. Any exceptions to these policies must be approved in writing.

Conflict of Interest

It is the policy of the bank that all staff members conduct their business affairs in such a manner and with such ethics and integrity that no conflict of interest, real or implied, could exist.

Complying with Laws, Regulations, Policies and Procedures

All directors, officers and employees of Potomac Bancshares, Inc. are expected to understand, respect, and comply with all of the laws, regulations, policies and procedures that apply to them in their position with Potomac and Bank of Charles Town (collectively, the “company”). Employees are responsible for talking to their manager or compliance officer to determine which laws, regulations, and policies apply to their position and what training is necessary to understand and comply with them.

Extension of Credit to Relatives and Business Associates

No employees shall make or approve loans to any bank, partnership, estate, trust, association, or other entity or person in which the employee has an interest directly or indirectly (whether as a director, officer, shareholder, manager, lender, joint venture, or other otherwise controlling investor), or in which a relative has such an interest or business associate. Any such request for credit extension is to be referred to another bank officer with no connection or affiliation to the potential borrower. All transactions are to be arm’s-length transactions.

Employee Indebtedness

Borrowing by an employee from an individual or business customer of the bank should be avoided (unless the customer is a recognized lending institution). The approval or denial of such a request imposes a wrongful burden on the customer and can impair the judgment of the employee when making business decisions involving the customer.

Executive officers of the bank are reminded of the reporting requirements of Regulation O. If you are unclear about these requirements, please contact the president.

Personal Finances

Because of our position of trust in the community, personal finances should be managed with prudence. Personal financial affairs should be conducted in such a manner as to be above regulatory or auditing criticisms or concerns. Officers should discuss any financial emergency with the president. Employees may discuss any financial emergency with the human resources department.

All employees should assume the position of a regular customer when handling their personal bank business. All transactions should be handled in the normal over-the-counter procedure. No employees will be permitted to transact their own or a relative’s bank business. Avoid direct or indirect financial interest with competitors, customers, and suppliers.

Outside Employment

The bank does not wish to control the personal affairs of employees, nor will it attempt to regulate the use of their time outside their employment with us. However, the bank does not look with favor upon a full-time employee working elsewhere if such outside employment in any way affects the individual’s work, fellow employees, or the bank. Of particular concern and requiring the president’s approval are jobs working for a competitor, supplier, or customer. Engaging in self-employment that in any way competes with the bank is prohibited.

Gifts and Fees

Employees and their families (as well as their agents or attorneys) are not to solicit or accept a personal benefit from any customer, vendor, individual, or organization seeking to do business with the bank. A personal benefit is any type of gift, gratuity, loan, fee, compensation, or anything of monetary value. Any deviation from the above must be specifically approved in writing by the president. The bank does recognize that situations may arise when it would be appropriate for a staff member to accept the benefit of a gift. Such situations include:

•	Gifts of nominal value (not in excess of $50.00) given at Christmas or other holidays or special occasions that represent expressions of friendship.

•

Reasonable entertainment such as luncheon, dinner, or business meetings with present or prospective customers and suppliers, when the return of the expenditure on a comparable basis is likely to occur and is properly chargeable as a business expense.

•	Gifts or bequests based strictly on a family relationship.

Political Contributions and Activities

Individual participation in political and civic activities is encouraged, including the making of personal contributions to political candidates or activities. The bank, or anyone acting on its behalf, is prohibited from making an expenditure or contribution either directly or indirectly in connection with an election to political office.

Therefore, the bank will not make political contributions to individual candidates or political parties. Employees who wish to donate money or services to a candidate or party may do so as individuals, and not as representatives of the bank. To avoid any interpretation of bank sponsorship or endorsement, neither the bank’s name nor its address should be used. Do not use the bank name in or associated with any political advertisements or literature.

Public Company Reporting

As a public company, it is of critical importance that the public filings with the Securities Exchange Commission be accurate and timely. Depending upon their position with the company, an employee, officer or director may be called upon to provide necessary information to assure that the company’s public reports are complete, fair and understandable. The company expects employees, officers and directors to take this responsibility very seriously and to provide prompt, accurate answers to inquiries related to the company’s public disclosure requirements.

Financial Statements and Other Records

All of the company’s books, records, accounts and financial statements (1) must be maintained in reasonable detail, must appropriately reflect the company’s transactions and must conform both to applicable legal requirements and (2) the company’s systems of internal control. Unrecorded or “off the books” funds or assets should not be maintained unless permitted by applicable law or regulation.

Records should always be retained or destroyed according to the company’s record retention policies.

Accounting Complaints

Potomac Bancshares, Inc.’s policy is to comply with all applicable financial reporting and accounting regulations. If any director, officer or employee of the company has unresolved concerns or complaints regarding questionable accounting or auditing matters of the company, then he or she should follow the provisions contained in Potomac’s Whistleblower Policy.

Business Conduct

In the conduct of the bank’s business, no bribe, kickback, or similar remuneration or consideration of any kind is to be given or offered to any individual or organization. The activities of the bank must always be in full compliance with all applicable laws and regulations. The bank expects its staff to comply fully with the letter, spirit, and intent of all laws and regulations.

It is the policy of the bank to comply fully with the anti-bribery provisions. It is a criminal offense for any U.S. enterprise to offer a bribe to an official, political party, party official, or candidate for political office for the purpose of obtaining, retaining, or directing business to any person, regardless of whether that person is the one making the bribe. A bribe may take the form of an offer, payment, promise to pay, or authorization of the payment of any money or anything of value.

Customer Referral

Bank employees may be requested by bank customers and the general public to provide a referral to professional services, such as attorneys, securities brokers, certified public accountants, insurance agents, and real estate agents. Employees shall, when approved by management, recommend several qualified sources from which the customer can select. Bank employees should not make any adverse or negative comments regarding any outside professional. If an employee cannot give a positive recommendation regarding the outside professional, the employee should indicate to the customer that the employee has no recommendation to give regarding the particular professional. If you do make a positive referral, it should be limited to a statement that you have heard good comments regarding the professional but you or the bank cannot make any specific referrals or endorsements. The employee should exercise extreme care not to make any statement that could subject either the employee or the bank, or both, to an action for libel or slander.

In several instances, discussions with customers may lead to a request that the employee give an opinion or statement about the legality of a particular transaction. Employees are not qualified to give legal advice. The bank also does not engage in the business of giving investment or tax advice. These are areas that are best left to the professional in that particular field. Extreme care must be exercised in discussions with customers, and nothing should be said that could be construed as the giving of legal advice or tax advice. Investment advice is only to be given by BCT Investments or the BCT Trust Department.

Employee Purchases Of Bank Stock

In an effort to prevent conflicts of interests only or violations of SEC regulations, purchases or sales of Potomac Bancshares, Inc. stock are to be made through a registered securities broker/dealer. If you have any questions consult your supervisor.

Fiduciary Appointment

Without specific approval, employees are not to act as agent or deputy in any signing capacity on any account (except for members of their families) held in the bank. Further, employees may not act as executor, administrator, trustee, guardian, custodian, or in any fiduciary capacity without authority granted by the bank. This would normally be granted only to act for spouse, mother, father, brother, sister, son, daughter, or dependent.

There may be instances whereby a bank employee is requested to accept an appointment as a fiduciary or co-fiduciary (personal representative, trustee, administrator, guardian, executor, or custodian) with the bank, another person, or a firm or corporation. Except where the request is for a member of the immediate family, all employees must obtain prior approval of the bank’s board of directors before acceptance of the positions. Employees are reminded to consult senior management because federal or state regulations govern the acceptance of fees as a fiduciary.

Confidential Information

All of our records are confidential and may not be copied or disclosed without authorization from management. Never discuss customer affairs, accounts, files, or printed material, except on a need-to-know basis with other employees. Confidential information includes all personnel and payroll records, information about our customers, and anything else about the way we operate.

On a periodic basis, the bank is examined. The reports that examiners furnish must remain the property of the regulatory agency and are strictly confidential. Information contained in the reports is privileged information and should not be communicated to anyone not officially connected with the bank.

The bank respects the right of employees to privacy in matters that have no relation to their employment. Matters of a personal nature concerning fellow employees should be treated with the utmost confidentiality.

Financial information regarding the bank is not to be released to any person unless it has been published in reports to shareholders or otherwise made available to the public in agreement with applicable disclosure regulations currently in effect. Any questions regarding disclosures of confidential financial information should be reviewed with the president and legal counsel prior to disclosure.

Confidential information obtained as a result of comments made within our bank should not be used for private interests.

Reporting Illegal or Unethical Behavior

If you suspect or know of violations of this Code or illegal or unethical business or workplace conduct by employees, officers or directors, you have an obligation to contact either their supervisor or superiors or the appropriate contact in Potomac or Bank of Charles Town’s department. If the individual to whom such information is conveyed is not responsive, or if there is reason to believe that reporting to such individual is inappropriate in particular cases, then the employee, officer or director may contact the chairman of the Audit Committee.

Such communications will be kept confidential to the extent feasible. If concerns or complaints require confidentiality, then this confidentiality will be protected to the extent feasible, subject to applicable law.

Non-Retaliation

The company prohibits retaliation of any kind against individuals who have made good faith reports of complaints or violations of this Code or other known or suspected illegal or unethical conduct.

Amendment, Modification and Waiver

This Code may be amended or modified by the Board of Directors of Potomac. Waivers of this Code may only be granted on the recommendation to the Board of Directors or Committee of the board with specific delegated authority. Waivers that will be disclosed to shareholders are required by the Securities Exchange Act of 1934 and the rules thereof.