Form 10-Q
period 2006-03-31
POTOMAC BANCSHARES INC
filed 2006-05-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

3,460,692 as of March 14, 2006

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

March 31, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)
	March 31 2006	December 31 2005
Assets:
Cash and due from banks	$5 706	$7 607
Interest-bearing deposits in financial institutions	411	508
Securities purchased under agreements to resell and federal funds sold	390	357
Securities available for sale, at fair value	51 048	46 951
Loans held for sale	413	—
Loans, net of allowance for loan losses of $2,162 and $2,161 respectively	211 670	208 274
Bank premises and equipment, net	6 070	6 045
Accrued interest receivable	1 324	1 152
Other assets	6 825	6 433

Total Assets	$283 857	$277 327

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$30 827	$32 614
Interest-bearing	204 718	197 266

Total Deposits	235 545	229 880
Accrued interest payable	362	331
Securities sold under agreements to repurchase and federal funds purchased	15 844	19 557
Federal Home Loan Bank advances	4 911	1 005
Other liabilities	1 526	1 522

Total Liabilities	$258 188	$252 295

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued , 2006, 3,671,707 shares; 2005, 3,600,000 shares	$3 672	$3 600
Surplus	3 624	2 400
Undivided profits	20 566	21 158
Accumulated other comprehensive (loss), net	(343)	(276)

	$27519	$26 882
Less cost of shares acquired for the treasury, 2006, 211,015 shares; 2005, 206,878 shares	1850	1 850

Total Stockholders’ Equity	$25 669	$25 032

Total Liabilities and Stockholders’ Equity	$283 857	$277 327

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended March 31
	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$3 848	$3 014
Interest on securities available for sale - taxable	484	369
Interest on securities available for sale - nontaxable	13	13
Interest on securities purchased under agreements to resell and federal funds sold	7	3
Other interest and dividends	35	9

Total Interest and Dividend Income	$4 387	$3 408
Interest Expense:
Interest on deposits	$1 217	$609
Interest on securities sold under agreements to repurchase and federal funds purchased	158	99
Federal Home Loan Bank advances	43	71

Total Interest Expense	$1 418	$779

Net Interest Income	$2 969	$2 629

Provision for Loan Losses	—	64

Net Interest Income after Provision for Loan Losses	$2 969	$2 565

Noninterest Income:
Trust and financial services	$238	$224
Service charges on deposit accounts	394	343
Visa/MC fees	79	57
Other operating income	135	149

Total Noninterest Income	$846	$773

Noninterest Expenses:
Salaries and employee benefits	$1 330	$1 054
Net occupancy expense of premises	144	113
Furniture and equipment expenses	210	225
Auditing and accounting expense	37	44
Advertising and marketing	72	46
ATM and check card expenses	70	55
Other operating expenses	480	433

Total Noninterest Expenses	$2 343	$1 970

Income before Income Tax Expense	$1 472	$1 368
Income Tax Expense	534	479

Net Income	$938	$889

Earnings Per Share, basic	$.27	$.26

Earnings Per Share, diluted	$.27	$.26

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(in thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756
Comprehensive income
Net income	—	—	889	—	—	$889	889
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $184)	—	—	—	—	(358)	(358)	(358)

Total comprehensive income						$531

Cash dividends ($.08 per share)	—	—	(272)	—	—		(272)
Stock split in the form of a 100% stock dividend	1 800	(1800)	—	—	—		—

Balances, March 31, 2005	$3 600	$2 400	$19 248	$(1 850)	$(383)		$23 015

Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032
Comprehensive income
Net income	—	—	938	—	—	$938	938
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $35)	—	—	—	—	(67)	(67)	(67)

Total comprehensive income						$871

2% stock dividend	72	1 152	(1 224)	—	—		—

Stock compensation expense	—	72	—	—	—		72

Cash dividends ($.09 per share)	—	—	(306)	—	—		(306)

Balances, March 31, 2006	$3 672	$3 624	$20 566	$(1 850)	$(343)		$25 669

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 2006	March 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$938	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	64
Depreciation	136	154
Discount accretion and premium amortization on securities, net	(15)	23
Proceeds from sale of loans	1 298	2 236
Origination of loans for sale	(1 711)	(2 932)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(172)	(127)
(Increase) in other assets	(358)	(189)
Increase in accrued interest payable	31	43
Increase in other liabilities	4	557

Net cash provided by operating activities	$151	$718

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$—	$3 000
Proceeds from sale of securities available for sale	—	300
Purchase of securities available for sale	(4 183)	(3 470)
Net (increase) in loans	(3 396)	(13 110)
Purchases of bank premises and equipment	(161)	(303)

Net cash (used in) investing activities	$(7 740)	$(13 583)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	$(1 787)	$(1 899)
Net increase in interest-bearing deposits	7 452	9 714
Net proceeds (repayment) of securities sold under agreements to repurchase and federal funds purchased	(3 713)	913
Net proceeds of Federal Home Loan Bank advances	3 906	1 911
Expense of stock based compensation	72	—
Cash dividends	(306)	(272)

Net cash provided by financing activities	$5 624	$10 367

Decrease in cash and cash equivalents	$(1 965)	$(2 498)
CASH AND CASH EQUIVALENTS
Beginning	8 472	12 171

Ending	$6 507	$9 673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 387	$736

Income taxes	$636	$50

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(102)	$(542)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and December 31, 2005, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2006 and 2005. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2005. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 180,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 45,893 options in the first quarter of 2006 and 45,882 options in the first quarter of 2005. No options were granted in 2003. Options granted under the plan may be subject to a graded vesting schedule.

In December 2004, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the three month period ending March 31, 2006 was $72 thousand ($49 thousand after tax), which impacted basic and diluted earnings per share by $.02 for the three months ended March 31, 2006.

The following illustrates the effect on net income and earnings per share if the company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Bases compensation”, prior to January 1, 2006:

For the Three Months Ended March 31 2005
(dollars in thousands except per share amounts)
Net income, as reported	$889
Less: pro forma stock option compensation expense, net of tax	(35)

Pro forma net income	$854

Earnings per share:
Basic – as reported	$.26

Basic – pro forma	$.25

Diluted – as reported	$.26

Diluted – pro forma	$.25

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $3.88 and $2.91, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2006 and 2005: option term until exercise 10 years, expected volatility of 17.86% and 19.46%, risk-free interest rates of 4.43% and 4.26%, and expected dividend yields of 2.66% and 3.15%, respectively.

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
	(dollars in thousands, except per share amounts)
Options outstanding, January 1	75	$13
Granted	46	17
Exercised	—	—
Canceled or expired	—	—

Options outstanding, March 31	121	14	9	$1 062

Options exercisable, March 31	56	14	9	$506

As of March 31, 2006 there was $211 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	On March 14, 2006 the Board of Directors of Potomac Bancshares, Inc. declared a 2% stock dividend payable on June 1, 2006. Shares issued increased from 3,600,000 to 3,671,707. All per share information for all periods presented has been restated to reflect this dividend.

On January 11, 2005 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 100% stock dividend payable on March 15, 2005. Shares issued increased from 1,800,000 to 3,600,000. All per share information has been restated to reflect this stock split.

4.	The amortized cost and fair value of securities available for sale as of March 31, 2006 and December 31, 2005 (in thousands) are as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$50 096	$—	$(494)	$49 602
State and municipal obligations	1 472	—	(26)	1 446

	$51 568	$—	$(520)	$51 048

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$45 897	$6	$(396)	$45 507
State and municipal obligations	1 473	—	(29)	1 444

	$47 370	$6	$(425)	$46 951

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. The 36 individual securities in the consolidated portfolio have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of March 31, 2006.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2006 and December 31, 2005 (in thousands).

	March 31, 2006
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$32 937	$(153)	$16 665	$(341)	$49 602	$(494)
State and municipal obligations	339	(5)	1 107	(21)	1 446	(26)

Total	$33 276	$(158)	$17 772	$(362)	$51 048	$(520)

	December 31, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$20 278	$(105)	$13 717	$(291)	$33 995	$(396)
State and municipal obligations	1 444	(29)	—	—	1 444	(29)

Total	$21 722	$(134)	$13 717	$(291)	$35 439	$(425)

5.	The loan portfolio, stated at face amount, is composed of the following:

	March 31 2006	December 31 2005
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$43 640	$41 174
Secured by farmland	2 713	2 381
Secured by 1-4 family residential	99 972	98 408
Secured by multifamily residential	3 472	3 486
Secured by nonfarm nonresidential	42 179	43 019
Commercial and industrial loans (except those secured by real estate)	5 455	6 046
Consumer loans	16 061	15 549
All other loans	340	372

Total loans	$213 832	$210 435
Less: allowance for loan losses	2 162	2 161

	$211 670	$208 274

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 31 2006	March 31 2005
Balance at beginning of period	$2 161	$1 966

Provision charged to operating expense	—	64
Recoveries added to the allowance	38	22
Loan losses charged to the allowance	(37)	(37)

Balance at end of period	$2 162	$2 015

7.	There were no impaired loans at March 31, 2006 and at December 31, 2005. Nonaccrual loans amounted to $131,278 and $121,715 at March 31, 2006 and December 31, 2005, respectively.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31 2006	March 31 2005	March 31 2006	March 31 2005
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$57	$59	$2	$1
Interest cost	79	65	8	6
Expected return on plan assets	(79)	(79)	—	—
Amortization of net obligation (asset) at transition	(4)	(5)	4	3
Recognized net actuarial (gain) loss	7	—	(1)	—

Net periodic benefit cost	$60	$40	$13	$10

Employer Contribution

The company anticipates the 2006 contribution for the pension plan will approximate $300,000. No contribution has been made to date. The company has made payments of $7,554 for the postretirement benefits plan for the first three months of 2006 and anticipates remaining payments for 2006 to total $24,153.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 460 692	$.27	3 460 692	$.26
Effect of dilutive securities:
Stock options	18 725		10 898
Diluted earnings per share	3 479 417	$.27	3 471 590	$.26

In 2006 stock options representing 45,893 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

As discussed in Note 3, average shares outstanding for all periods presented have been restated to reflect the 2% stock dividend declared March 14, 2006 and the 100% stock dividend declared January 11, 2005.

10.	Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

FINANCIAL OVERVIEW

Total assets have increased $6.5 million or 2.3% from the December 2005 total of $277.3 million to $283.8 million at March 31, 2006. An increase in loans and securities available for sale of $4 million during this time period combined with a decrease in cash and due from banks makes up the majority of the change on the asset side of the balance sheet.

Total deposits have increased $5.7 million or 2.5% at March 31, 2006 compared to December 31, 2005. The decrease in non-interest-bearing deposits is 5.5% at March 31, 2006 compared to December 31, 2005. Interest-bearing deposits have increased 3.8% during this time period. During the third quarter of 2005, we acquired $3.4 million in brokered certificates of deposit. This is the first time the bank has had brokered deposits of any kind. These deposits have a five year maturity, an interest rate of 4.4% and were acquired to fund several large loans with equivalent maturities.

The March 31, 2006 annualized return on average assets is 1.34% compared to 1.39% at December 31, 2005. At March 31, 2006 the annualized return on average equity is 14.8% compared to 15.38% at December 31, 2005. The leverage capital (equity to assets) ratio is 9.36% at March 31, 2006 compared to 9.18% at December 31, 2005.

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

	March 31, 2006	March 31, 2005
Balance at beginning of period	$2 161	$1 966
Charge-offs:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	37	37

Total charge-offs	37	37

Recoveries:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	38	22

Total recoveries	38	22

Net charge-offs (recoveries)	(1)	15
Additions charged to operations	—	64

Balance at end of period	$2 162	$2 015

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	—	.008%

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

	March 31, 2006	March 31, 2005
Nonaccrual loans	$131	$—
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$131	$—

Loans past due 90 days accruing interest	$—	$1 027

Allowance for loan losses to period end loans	1.01%	1.05%

Nonperforming assets to period end loans and foreclosed properties	.06%	—

At March 31, 2006, other potential problem loans (excluding impaired loans) total $1.9 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. A portion of the allowance for loan losses is specifically allocated for these loans as a group at a rate that reflects the potential problems these loans may present.

The details of the income statements for the three months ended March 31, 2006 and 2005 are highlighted below.

➢ Net income in 2006 is 5.5% greater than 2005 net income.

➢ At March 31, 2006 total interest and dividend income is up 28.7% compared to March 31, 2005 due to loan growth and some increase in interest rates.

➢ The income on the securities portfolio for the three months ended March 31, 2006 is 30.1% greater than the same time period in 2005.

➢ Interest expense continues to increase. At the end of March 31, 2006 interest expense was 82.0% above 2005 expense for the same time period. The increase in expense is a combination of growth in deposits and higher interest rates being paid to retain deposits and attract additional deposit growth.

➢ Net interest income through March 31, 2006 is 12.9% greater than at March 31, 2005.

➢ Net interest margin at March 31, 2006 is 4.59%, up very slightly from the December 31, 2005 figure of 4.58%. During the first three months of 2006, the overall average rate on loans has increased to 7.41% compared to 6.99% at December 31, 2005. During this same period the overall average rate being paid on deposits also increased to 2.49% compared to 1.87% at December 31, 2005.

Non interest income increased 9.4% for the three months ended March 31, 2006 compared to March 31, 2005. Some significant income items are listed here.

➢ Trust and financial services income increased 6.3% at March 31, 2006 compared to March 31, 2005 due in large part to accrual of estate fees and to the continued contribution from BCT Investments.

➢ Service charges on deposit accounts have increased 14.9% in 2006 over 2005 and are still slightly under budget at March 31, 2006. The majority of these fees are overdraft related and may be under budget due to slower deposit growth than anticipated by the budget.

➢ Credit and debit card fees have increased 38.6% at March 31, 2006 compared to the same time in 2005 due to the growth in the deposit account base and continued concentration on sale of cards by bank personnel.

➢ Net gain on sale of loans has decreased 43.2% at March 31, 2006 compared to the same time in 2005. Secondary market loan business has continued to decrease since the latter part of 2005.

➢ Other noninterest income has decreased 9.4% as of March 31, 2006 compared to March 31, 2005. The most significant differences in the detail of noninterest income accounts are as follows: the 53.1% decrease in loan insurance commissions in the first quarter of 2006 compared to the first quarter of 2005 due to inability to offer a previously offered insurance product and the 137.8% increase in letter of credit fee income in the first quarter of 2006 compared to the first quarter of 2005.

Noninterest expense increased 18.9% for the three months ended March 31, 2006 compared to the same period in 2005. Some details of this increase are listed below.

➢ Salaries and employee benefits for the first three months of 2006 are 26.2% more than for the first three months of 2005 due to annual salary increases, some increase in staffing and related costs.

➢ Occupancy and furniture and equipment expense has increased 4.7% in 2006 compared to 2005. As the bank continues to grow so does the space and equipment needed to respond to the growth. Facilities have been remodeled, several additional office spaces have been leased and, as has been the case for a number of years, the bank’s continual attention to staying on the cutting edge of technology comes at considerable cost.

➢ Advertising and marketing expenses have increased 56.5% in 2006 compared to 2005 due to continual efforts to grow the bank’s customer base by keeping Bank of Charles Town in the public “eye” as well as to keep customers informed. These efforts include a new advertising program in 2006 that is providing a new look to bank brochures and media advertising. The bank is proactive in providing information to our customers to educate them about the increasing fraudulent schemes and scams in the market place today.

➢ Auditing and accounting expenses have decreased 15.9% in 2006 compared to 2005. With the delay in the required compliance with Sarbanes-Oxley, this expense will be less than originally budgeted for 2006.

➢ ATM and check card expenses have increased 27.3% in the first three months of 2006 compared to the same time period in 2005 due to growth in the deposit account base, concentrated sales efforts of the bank staff to market this product and cost of scheduled replacement of customer cards.

➢ Other noninterest expenses have increased 10.9% at March 31, 2006 compared to March 31, 2005. Significant details in this category include the following.

•	Printing, stationery and supplies expense is 15.8% less in 2006 than in 2005.

•	Home equity closing costs are up 78% in 2006 compared to 2005 due to increased loans being made.

•	Pinnacle fee expense is up 25.7% in 2006 compared to 2005. These are the fees paid during the initial 5 year contract period with the overdraft protection product vendor. Increases are due to increased deposit accounts and therefore increased usage of the product.

•	Other professional fees have increased 31.7% in 2006 compared to 2005. Increase due in large part to a fee paid to a recruiting firm for personnel.

•	Postage expense increased 30.6% in 2006 over 2005 due to increasing customer base and customer contact emphasis.

•	Training and study expense has increased 194.2% in 2006 compared to 2005. Increase attributed to growth in staff and continuing emphasis by management to have a well trained staff.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2006.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through March 31, 2006 net income as adjusted has provided cash of $151 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through March 31, 2006 is $7.7 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2006 through March 31 is $5.6 million.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the company is adequate to meet present and future financial obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes during the first quarter of 2006 to the quantitative and qualitative disclosures about market risk as discussed in the annual report of Form 10-K as of December 31, 2005.

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

Item 1A. Risk Factors.

There have been no significant changes during the first quarter of 2006 to the risk factors as discussed in the annual report on Form 10-K as of December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	NONE	—	—	—
February 1 through February 28	NONE	—	—	—
March 1 through March 31	NONE	—	—	—

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

POTOMAC BANCSHARES, INC.

Date May 15, 2006	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date May 15, 2006	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer