Form 10-Q
period 2006-06-30
POTOMAC BANCSHARES INC
filed 2006-08-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

3,454,250 as of August 4, 2006

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited) June 30 2006	December 31 2005
Assets:
Cash and due from banks	$5 973	$7 607
Interest-bearing deposits in financial institutions	461	508
Securities purchased under agreements to resell and federal funds sold	292	357
Securities available for sale, at fair value	50 446	46 951
Loans held for sale	689	—
Loans, net of allowance for loan losses of $2,221 and $2,161 respectively	220 217	208 274
Bank premises and equipment, net	6 536	6 045
Accrued interest receivable	1 241	1 152
Other assets	6 735	6 433

Total Assets	$292 590	$277 327

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$33 564	$32 614
Interest-bearing deposits	212 500	197 266

Total Deposits	246 064	229 880
Accrued interest payable	400	331
Securities sold under agreements to repurchase and federal funds purchased	11 890	19 557
Federal Home Loan Bank advances	6 815	1 005
Other liabilities	970	1 522
Commitments and contingent liabilities	—	—

Total Liabilities	$266 139	$252 295

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2006, 3,671,691 shares; 2005, 3,600,000 shares	$3 672	$3 600
Surplus	3 634	2 400
Undivided profits	21 430	21 158
Accumulated other comprehensive (loss), net	(435)	(276)

	$28 301	$26 882
Less cost of shares acquired for the treasury, 2006, 211,015 shares; 2005, 206,878 shares	1 850	1 850

Total Stockholders’ Equity	$26 451	$25 032

Total Liabilities and Stockholders’ Equity	$292 590	$277 327

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$4 131	$3 311	$7 979	$6 325
Interest on securities available for sale - taxable	533	366	1 017	735
Interest on securities available for sale – nontaxable	13	13	26	26
Interest on securities purchased under agreements to resell and federal funds sold	26	2	33	5
Other interest and dividends	53	24	88	33

Total Interest and Dividend Income	$4 756	$3 716	$9 143	$7 124

Interest Expense:
Interest on deposits	$1 460	$757	$2 677	$1 366
Interest on securities sold under agreements to repurchase and federal funds purchased	135	108	293	207
Federal Home Loan Bank advances	16	50	59	121

Total Interest Expense	$1 611	$915	$3 029	$1 694

Net Interest Income	$3 145	$2 801	$6 114	$5 430
Provision for Loan Losses	75	113	75	177

Net Interest Income after Provision for Loan Losses	$3 070	$2 688	$6 039	$5 253

Noninterest Income:
Trust and financial services	$356	$250	$594	$474
Service charges on deposit accounts	444	409	838	752
BCT Visa/MC Fees	90	66	169	123
Other operating income	181	188	316	337

Total Noninterest Income	$1 071	$913	1 917	$1 686

Noninterest Expenses:
Salaries and employee benefits	$1 300	$1 056	$2 630	$2 110
Net occupancy expense of premises	129	111	273	224
Furniture and equipment expenses	223	241	433	466
Advertising and marketing	79	72	151	118
Auditing and accounting expense	19	62	56	106
ATM and check card expenses	82	63	152	118
Other operating expenses	503	436	983	869

Total Noninterest Expenses	$2 335	$2 041	$4 678	$4 011

Income before Income Tax Expense	$1 806	$1 560	$3 278	$2 928
Income Tax Expense	620	558	1 154	1 037

Net Income	$1 186	$1 002	$2 124	$1 891

Earnings Per Share, basic	$.34	$.30	$.61	$.56

Earnings Per Share, diluted	$.34	$.29	$.61	$.55

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(in thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

Comprehensive income
Net income	—	—	1 891	—	—	$1 891	1 891
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $144)	—	—	—	—	(280)	(280)	(280)

Total comprehensive income						$1 611

Cash dividends ($.17 per share)	—	—	(551)	—	—		(551)

Stock split in the form of a 100% stock dividend	1 800	(1 800)	—	—	—		—

Balances, June 30, 2005	$3 600	$2 400	$19 971	$(1 850)	$(305)		$23 816

Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032

Comprehensive income
Net income	—	—	2 124	—	—	$2 124	2 124
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $82)	—	—	—	—	(159)	(159)	(159)

Total comprehensive income						$1 965

2% stock dividend	72	1 149	(1 221)	—	—		—

Stock compensation expense	—	85	—	—	—		85

Cash dividends ($.18 per share)	—	—	(631)	—	—		(631)

Balances, June 30, 2006	$3 672	$3 634	$21 430	$(1 850)	$(435)		$26 451

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 2006	June 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2 124	$1 891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	177
Depreciation	280	319
Discount accretion and premium amortization on securities, net	(53)	46
Stock compensation expense	85	—
Proceeds from sale of loans	3 840	3 928
Origination of loans for sale	(4 529)	(4 899)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(89)	(72)
(Increase) in other assets	(220)	(1 322)
Increase in accrued interest payable	69	63
(Decrease) in other liabilities	(552)	(86)

Net cash provided by operating activities	$1 030	$45

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$5 500	$4 000
Proceeds from sale of securities available for sale	—	300
Purchase of securities available for sale	(9 183)	(4 470)
Net (increase) in loans	(12 018)	(20 489)
Purchases of bank premises and equipment	(771)	(559)

Net cash (used in) investing activities	$(16 472)	$(21 218)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$950	$3 506
Net increase in interest-bearing deposits	15 234	8 691
Net (repayment) of securities sold under agreements to repurchase and federal funds sold	(7 667)	(2 535)
Net proceeds of Federal Home Loan Bank advances	5 810	5 170
Cash dividends	(631)	(551)

Net cash provided by financing activities	$13 696	$14 281

Decrease in cash and cash equivalents	$(1 746)	$(6 892)

CASH AND CASH EQUIVALENTS
Beginning	8 472	12 171

Ending	$6 726	$5 279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2 960	$1 630

Income taxes	$1 522	$854

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(241)	$(424)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and December 31, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2006 and 2005. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2005. The results of operations for the three month and six month periods ended June 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year.

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the six month period ending June 30, 2006 was $85 thousand ($58 thousand after tax), which impacted basic and diluted earnings per share by $.02 for the six months ended June 30, 2006.

The following illustrates the effect on net income and earnings per share if the company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Bases compensation”, prior to January 1, 2006:

For the Six Months Ended June 30 2005
(dollars in thousands except per share amounts)
Net income, as reported	$1 891
Less: pro forma stock option compensation expense, net of tax	(42)

Pro forma net income	$1 849

Earnings per share:
Basic – as reported	$.56

Basic – pro forma	$.54

Diluted – as reported	$.55

Diluted – pro forma	$.54

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $3.88 and $2.91, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2006 and 2005: option term until exercise 10 years, expected volatility of 17.86% and 19.46%, risk-free interest rates of 4.43% and 4.26%, and expected dividend yields of 2.66% and 3.15%, respectively.

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
	(dollars in thousands, except per share amounts)
Options outstanding, January 1	75	$13
Granted	46	17
Exercised	—	—
Canceled or expired	—	—

Options outstanding, June 30	121	14	9	$953

Options exercisable, June 30	56	14	8	$506

As of June 30, 2006 there was $197 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	On March 14, 2006 the Board of Directors of Potomac Bancshares, Inc. declared a 2% stock dividend payable on June 1, 2006. Shares issued increased from 3,600,000 to 3,671,691. All per share information for all periods presented has been restated to reflect this dividend.

On January 11, 2005 the Board of Directors of Potomac Bancshares, Inc. declared a stock split in the form of a 100% stock dividend payable on March 15, 2005. Shares issued increased from 1,800,000 to 3,600,000. All per share information has been restated for the stock split.

4.	The amortized cost and fair value of securities available for sale as of June 30, 2006 and December 31, 2005 (in thousands) are as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$49 634	$—	$(629)	$49 005
State and municipal obligations	1 471	—	(30)	1 441

	$51 105	$—	$(659)	$50 446

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$45 897	$6	$(396)	$45 507
State and municipal obligations	1 473	—	(29)	1 444

	$47 370	$6	$(425)	$46 951

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 34 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of June 30, 2006.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2006 and December 31, 2005 (in thousands).

	June 30, 2006
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$34 853	$(278)	$14 152	$(351)	$49 005	$(629)
State and municipal obligations	337	(6)	1 104	(24)	1 441	(30)

Total	$35 190	$(284)	$15 256	$(375)	$50 446	$(659)

	December 31, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$20 278	$(105)	$13 717	$(291)	$33 995	$(396)
State and municipal obligations	1 444	(29)	—	—	1 444	(29)

Total	$21 722	$(134)	$13 717	$(291)	$35 439	$(425)

5.	The loan portfolio, stated at face amount, is composed of the following:

	June 30 2006	December 31 2005
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$50 775	$41 174
Secured by farmland	2 691	2 381
Secured by 1-4 family residential	100 785	98 408
Secured by multifamily residential	3 088	3 486
Secured by nonfarm nonresidential	42 581	43 019
Commercial and industrial loans (except those secured by real estate)	5 406	6 046
Consumer loans	16 705	15 549
All other loans	407	372

Total loans	$222 438	$210 435
Less: allowance for loan losses	2 221	2 161

	$220 217	$208 274

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 30 2006	June 30 2005
Balance at beginning of period	$2 161	$1 966

Provision charged to operating expense	75	177
Recoveries added to the allowance	62	59
Loan losses charged to the allowance	(77)	(110)

Balance at end of period	$2 221	$2 092

7.	There were no impaired loans at June 30, 2006 and at December 31, 2005. Nonaccrual loans amounted to $130 thousand and $122 thousand at June 30, 2006 and December 31, 2005, respectively

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$113	$119	$4	$3
Interest cost	157	130	15	15
Expected return on plan assets	(157)	(158)	—	—
Amortization of net (gain) loss	—	—	—	(2)
Amortization of net obligation at transition	(8)	(10)	9	9
Recognized net actuarial loss	14	—	(1)	—

Net periodic benefit cost	$119	$81	$27	$25

Employer Contribution

Through the six months ended June 30, 2006, the company has contributed $299,229 to the pension plan. This total includes $297,248, the entire contribution for 2006 and $1,981, an additional payment for 2005. The company has made payments of $12,266 for the postretirement benefits plan for the first six months of 2006 and anticipates remaining payments for 2006 to total $17,587.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 460 676	$.61	3 393 122	$.56
Effect of dilutive securities: Stock options	17 840		14 341
Diluted earnings per share	3 478 516	$.61	3 407 463	$.55

As of June 30, 2006 stock options representing 45,893 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

Shares outstanding have been restated to reflect the 2% stock dividend discussed in Note 3.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

FINANCIAL OVERVIEW

Total assets have increased $15.3 million or 5.5% from the December 2005 total of $277.3 million to $292.6 million at June 30, 2006. An increase in loans and securities available for sale of $11.9 million and $3.5 million, respectively, combined with a decrease in cash and due from banks makes up the majority of the change on the asset side of the balance sheet.

Total deposits have increased $16.2 million or 7.0% at June 30, 2006 compared to December 31, 2005. The increase in noninterest-bearing deposits is 2.9% at June 30, 2006 compared to December 31, 2005. Interest-bearing deposits have increased 7.7% during this time period. In order to retain and grow our deposit base we have been doing some negotiating and some matching of rates. Also, in 2006 we have begun participating in the Certificate of Deposit Account Registry Service (CDARS). During the second quarter of 2006 we have an additional $3 million in brokered certificates through this program compared to no CDARS deposits at December 31, 20005.

The June 30, 2006 annualized return on average assets is 1.50% compared to 1.39% at December 31, 2005. At June 30, 2006 the annualized return on average equity is 16.37% compared to 15.38% at December 31, 2005. The leverage capital (equity to assets) ratio is 9.04% at June 30, 2006 compared to 9.18% at December 31, 2005.

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

	June 30, 2006	June 30, 2005
Balance at beginning of period	$2 161	$1 966
Charge-offs:
Commercial, financial and agricultural	—	1
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	77	109

Total charge-offs	77	110

Recoveries:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	62	59

Total recoveries	62	59

Net charge-offs	15	51
Additions charged to operations	75	177

Balance at end of period	$2 221	$2 092

Ratio of net charge-offs during the period to average loans outstanding during the period	.007%	.026%

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

	June 30, 2006	June 30, 2005
Nonaccrual loans	$130	$—
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$130	$—

Loans past due 90 days accruing interest	$—	$81

Allowance for loan losses to period end loans	1.00%	1.05%

Nonperforming assets to period end loans and foreclosed properties	.06%	—

At June 30, 2006, other potential problem loans (excluding impaired loans) totaled $1.8 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. A portion of the allowance for loan losses is specifically allocated for these loans as a group at a rate that reflects the potential problems these loans may present.

The comparison of the income statements for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005 shows similar differences between 2006 and 2005. Some of the details are highlighted below.

•	Net income for the six month period ending June 30, 2006 is 12.3% greater than 2005 net income.

•	For the six month period ending June 30, 2006 total interest and dividend income is up 28.3% compared to June 30, 2005 due to loan growth and some increase in interest rates.

•	The income on the securities portfolio for the six months ended June 30, 2006 is 37.0% greater than for the same time period in 2005.

•	Other interest income has increased for the three and six month periods ending June 30, 2006 due to increased interest rates on deposits in other institutions and on federal funds sold.

•	Interest expense continues to increase. For the six month period ending June 30, 2006 interest expense was 78.8% above 2005 expense for the same time period. The increase is a combination of growth in deposits and higher interest rates being paid to retain deposits and attract additional deposits.

•	Net interest income through June 30, 2006 is 12.6% greater than at June 30, 2005.

•	Net interest margin at June 30, 2006 is 4.63%, up slightly from the December 31, 2005 figure of 4.58%. During the first six months of 2006, the overall average rate on loans has increased to 7.54% compared to 6.99% at December 31, 2005. During this same period the overall average rate being paid on deposits also increased to 2.63% compared to 1.87% at December 31, 2005.

Noninterest income increased 13.7% for the six months ended June 30, 2006 compared to June 30, 2005. Some significant income items are listed here.

•	Trust and financial services income increased 25.3% at June 30, 2006 compared to June 30, 2005. The two large estate fees that had been accruing were paid and the payments exceeded accruals due to sale of land at higher prices than originally estimated. Income from BCT Investments continues to increase.

•	Service charges on deposit accounts have increased 11.4% in 2006 over 2005 and have now slightly exceeded budget as of June 30, 2006.

•	Credit and debit card fees have increased 37.4% at June 30, 2006 compared to the same time in 2005 due to the growth in the deposit account base and concentrated sale of cards by bank personnel.

•	Other noninterest income has decreased 6.23% as of June 30, 2006 compared to June 30, 2005. Significant factors include decreases in insurance commissions, in net gains on sale of loans, in income from cash surrender value of life insurance and in online banking fee income. There were increases in penalties on the early payoff of home equity loans, penalties on early withdrawal of certificates of deposit, letter of credit fee income and moderate increases in the other noninterest income items. A number of these factors can be traced to the effects of increasing interest rates.

Noninterest expense increased 16.6% for the six months ended June 30, 2006 compared to the same period in 2005. Some details of this increase are listed below.

•	Salaries and employee benefits for the first six months of 2006 are 24.7% more than for the first six months of 2005 due to annual salary increases and related benefit cost increases and increase in staffing.

•	Occupancy expense has increased 21.9% in 2006 compared to 2005. As the bank continues to grow so does the space needed to respond to the growth. Facilities have been remodeled and several additional office spaces have been leased.

•	Advertising and marketing expenses have increased 27.5% in 2006 compared to 2005 due to continual efforts to grow the bank’s customer base by keeping Bank of Charles Town in the public “eye” as well as to keep customers informed. These efforts include a new advertising program in 2006 that is providing a new look to bank brochures and media advertising. The bank is proactive in providing information to our customers to educate them about the increasing fraudulent schemes and scams in the market place today.

•	Auditing and accounting expenses have decreased 47.3% in 2006 compared to 2005. The delay in the required compliance with Sarbanes-Oxley and bringing the internal audit function “in house” are the major factors in the decrease.

•	ATM and check card expenses have increased 28.8% in the first six months of 2006 compared to the same time period in 2005 due to growth in the deposit account base, concentrated sales efforts of the bank staff to market this product and costs of scheduled replacement of customer cards.

•	Other noninterest expenses have increased 13.1% at June 30, 2006 compared to June 30, 2005. Significant details in this category include the following:

•	Printing, stationery and supplies expense is 26.0% greater in 2006 than in 2005 because of continually growing customer base and required additional statements, statement stuffers and other similar items.

•	Home equity closing costs are up 42.5% in 2006 compared to 2005 due to increased loans being made.

•	Online banking expense has increased 38.7% in 2006 compared to 2005 due to increased number of online banking customers and the offering of free bill paying services.

•	Other professional fees have increased 31.1% in 2006 compared to 2005. The increase is due to a fee paid to a recruiting firm for personnel and to fees paid in outsourcing advertising.

•	Training and study expense through June 2006 has increased 89.9% over the June 2005 amount. Growth in staff and continued emphasis by management to have a well trained staff have contributed to this increase.

•	Correspondent bank fees have increased 38.2 % in 2006 over 2005. Federal reserve service fees are included in this account and these have increased at least for the present due to the company’s partial implementation of Check 21. We expect this to decrease as full implementation by the company occurs as well as full implementation by all financial institutions.

•	Contributions have increased 92.9% in 2006 compared to 2005. This increase is due in large part to the timing of payment of the contributions.

•	Dues and memberships expense show an increase of 53.1% which is due in large part to the timing of the payment of the expenses.

•	Other taxes which includes a local business and occupation tax, sales tax and purchaser’s use tax has increased 33.4%. The local tax is based on gross income and the company’s gross income continues to grow so the taxes will increase. Business growth also requires more items that are taxable so sales and purchaser’s use taxes can be expected to increase.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2006.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through June 30, 2006 net income as adjusted has provided cash of $945 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through June 30, 2006 is $16.5 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2006 through June 30 is $13.8 million.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the company is adequate to meet present and future financial obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes during the first six months of 2006 to the quantitative and qualitative disclosures about market risk as discussed in the annual report of Form 10-K as of December 31, 2005.

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

Item 1A. Risk Factors.

There have been no significant changes during the first six months of 2006 to the risk factors as discussed in the annual report on Form 10-K as of December 31, 2005.

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

On February 12, 2002, the company’s board of directors originally authorized the repurchase program. The program authorized the repurchase of up to 10% of the company’s stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent. The program has been extended on an annual basis.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of security-holders was held on April 25, 2006 and the following matters were submitted to the security-holders for a vote:

1.	To elect a class of directors for a term of three years.

2.	To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent Certified Public Accountants for the year 2005.

3.	To approve any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

	Votes For	Votes Against	Votes Withheld	Total
1. William R. Harner	2,160,072	None	111,420	2,271,492
E. William Johnson	2,208,472	None	63,020	2,271,492
John C. Skinner, Jr.	2,164,164	None	107,328	2,271,492
Donald S. Smith	2,162,532	None	108,960	2,271,492

	Votes For	Votes Against	Abstentions	Total
2. Ratification of accountants	2,238,368	None	33,124	2,271,492

Item 5. Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6. Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date August 11, 2006	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date August 11, 2006	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer