Form 10-Q
period 2006-09-30
POTOMAC BANCSHARES INC
filed 2006-11-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

3,449,250 as of November 3, 2006

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

September 30, 2006

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005 (Audited)	3

	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2006 and 2005 and for the Nine Months Ended September 30, 2006 and 2005	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements September 30, 2006 (Unaudited) and December 31, 2005 (Audited)	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	19

Signatures		20

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) September 30 2006	December 31 2005
Assets:
Cash and due from banks	$5,275	$7,607
Interest-bearing deposits in financial institutions	36	508
Securities purchased under agreements to resell and federal funds sold	207	357
Securities available for sale, at fair value	51,013	46,951
Loans held for sale	328	—
Loans, net of allowance for loan losses of $2,288 and $2,161 respectively	227,621	208,274
Bank premises and equipment, net	6,482	6,045
Accrued interest receivable	1,468	1,152
Other assets	7,220	6,433

Total Assets	$299,650	$277,327

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$30,995	$32,614
Interest-bearing deposits	224,721	197,266

Total Deposits	255,716	229,880
Accrued interest payable	500	331
Securities sold under agreements to repurchase and federal funds purchased	11,668	19,557
Federal Home Loan Bank advances	3,718	1,005
Other liabilities	947	1,522

Total Liabilities	$272,549	$252,295

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; issued, 2006, 3,671,691 shares; 2005, 3,600,000 shares	$3,672	$3,600
Surplus	3,647	2,400
Undivided profits	22,072	21,158
Accumulated other comprehensive (loss), net	(256)	(276)

	$29,135	$26,882

Less cost of shares acquired for the treasury, 2006, 222,441 shares; 2005, 206,878 shares	2,034	1,850

Total Stockholders’ Equity	$27,101	$25,032

Total Liabilities and Stockholders’ Equity	$299,650	$277,327

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$4,346	$3,595	$12,325	$9,920
Interest on securities available for sale - taxable	558	380	1,575	1,115
Interest on securities available for sale – nontaxable	15	13	41	39
Interest on securities purchased under agreements to resell and federal funds sold	3	26	36	31
Other interest and dividends	39	39	127	72

Total Interest and Dividend Income	$4,961	$4,053	$14,104	$11,177
Interest Expense:
Interest on deposits	$1,675	$966	$4,352	$2,332
Interest on securities sold under agreements to repurchase and federal funds purchased	151	138	444	345
Federal Home Loan Bank advances	100	36	159	157

Total Interest Expense	$1,926	$1,140	$4,955	$2,834

Net Interest Income	$3,035	$2,913	$9,149	$8,343
Provision for Loan Losses	104	134	179	311

Net Interest Income after Provision for Loan Losses	$2,931	$2,779	$8,970	$8,032

Noninterest Income:
Trust and financial services	$225	$272	$819	$746
Service charges on deposit accounts	459	417	1,297	1,169
BCT Visa/MC Fees	96	72	265	195
Net gain on sale of loans	30	64	94	146
Other operating income	126	130	378	385

Total Noninterest Income	$936	$955	2,853	$2,641

Noninterest Expenses:
Salaries and employee benefits	$1,296	$1,132	$3,926	$3,242
Net occupancy expense of premises	138	124	411	348
Furniture and equipment expenses	225	248	658	714
Advertising and marketing	81	74	232	192
Auditing and accounting expense	26	45	82	151
ATM and check card expenses	84	67	236	185
Other operating expenses	506	498	1,489	1,367

Total Noninterest Expenses	$2,356	$2,188	$7,034	$6,199

Income before Income Tax Expense	$1,511	$1,546	$4,789	$4,474
Income Tax Expense	542	572	1,696	1,609

Net Income	$969	$974	$3,093	$2,865

Earnings Per Share, basic	$.28	$.28	$.89	$.83

Earnings Per Share, diluted	$.28	$.28	$.89	$.82

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2004	$1,800	$4,200	$18,631	$(1,850)	$(25)		$22,756

Comprehensive income
Net income	—	—	2,865	—	—	$2,865	2,865
Other comprehensive (loss):
unrealized holding (losses) arising during the period (net of tax, $149)	—	—	—	—	(289)	(289)	(289)

Total comprehensive income						$2,576

Cash dividends ($.25 per share)	—	—	(840)	—	—		(840)
Stock split in the form of a 100% stock dividend	1,800	(1,800)	—	—	—		—

Balances, September 30, 2005	$3,600	$2,400	$20,656	$(1,850)	$(314)		$24,492

Balances, December 31, 2005	$3,600	$2,400	$21,158	$(1,850)	$(276)		$25,032

Comprehensive income
Net income	—	—	3,093	—	—	$3,093	3,093
Other comprehensive gain:
unrealized holding gain arising during the period (net of tax, $10)	—	—	—	—	20	20	20

Total comprehensive income						$3,113

2% stock dividend	72	1,149	(1,221)	—	—		—
Purchase of treasury shares:
11,426 shares	—	—	—	(184)	—		(184)
Stock compensation expense	—	98	—	—	—		98
Cash dividends ($.28 per share)	—	—	(958)	—	—		(958)

Balances, September 30, 2006	$3,672	$3,647	$22,072	$(2,034)	$(256)		$27,101

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 2006	September 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,093	$2,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	179	311
Depreciation	427	499
Discount accretion and premium amortization on securities, net	(95)	62
Stock compensation expense	98	—
Proceeds from sale of loans	5,341	8,046
Origination of loans for sale	(5,669)	(8,023)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(316)	(193)
(Increase) in other assets	(797)	(1,071)
Increase in accrued interest payable	169	116
(Decrease) in other liabilities	(575)	(38)

Net cash provided by operating activities	$1,855	$2,574

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$7,500	$9,000
Proceeds from sale of securities available for sale	—	300
Purchase of securities available for sale	(11,437)	(9,407)
Net (increase) in loans	(19,526)	(30,361)
Purchases of bank premises and equipment	(864)	(669)

Net cash (used in) investing activities	$(24,327)	$(31,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	$(1,619)	$1,869
Net increase in interest-bearing deposits	27,455	28,741
Net (repayment) proceeds of securities sold under agreements to repurchase and federal funds sold	(7,889)	10
Net proceeds (repayment) of Federal Home Loan Bank advances	2,713	(5,272)
Purchase of treasury shares	(184)	—
Cash dividends	(958)	(840)

Net cash provided by financing activities	$19,518	$24,508

Decrease in cash and cash equivalents	$(2,954)	$(4,055)

CASH AND CASH EQUIVALENTS
Beginning	8,472	12,171

Ending	$5,518	$8,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,786	$2,718

Income taxes	$2,333	$1,519

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$30	$(438)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and December 31, 2005, the results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2006 and 2005. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2005. The results of operations for the three month and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 45,893 options in the first quarter of 2006 and 43,230 options in the first quarter of 2005. Options granted under the plan may be subject to a graded vesting schedule.

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the nine month period ending September 30, 2006 was $98 thousand, which impacted basic and diluted earnings per share by $.02 for the nine months ended September 30, 2006.

The following illustrates the effect on net income and earnings per share if the company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prior to January 1, 2006:

For the Nine Months Ended September 30 2005
(Dollars in thousands except per share amounts)
Net income, as reported	$2,865
Less: pro forma stock option compensation expense, net of tax	(49)

Pro forma net income	$2,816

Earnings per share:
Basic – as reported	$.83

Basic – pro forma	$.81

Diluted – as reported	$.82

Diluted – pro forma	$.81

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $3.88 and $2.91, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2006 and 2005: option term until exercise 10 years, expected volatility of 17.86% and 19.46%, risk-free interest rates of 4.43% and 4.26%, and expected dividend yields of 2.66% and 3.15%, respectively.

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
	(Dollars in thousands, except per share amounts)
Options outstanding, January 1	75	$13
Granted	46	17
Exercised	—	—
Canceled or expired	—	—

Options outstanding, September 30	121	14	8	$953

Options exercisable, September 30	56	14	8	$506

As of September 30, 2006 there was $174 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

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

4.	The amortized cost and fair value of securities available for sale as of September 30, 2006 and December 31, 2005 (in thousands) are as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$49,676	$5	$(388)	$49,293
State and municipal obligations	1,725	5	(10)	1,720

	$51,401	$10	$(398)	$51,013

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$45,897	$6	$(396)	$45,507
State and municipal obligations	1,473	—	(29)	1,444

	$47,370	$6	$(425)	$46,951

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 31 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of September 30, 2006.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2006 and December 31, 2005 (in thousands).

	September 30, 2006
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$28,152	$(63)	$19,137	$(325)	$47,289	$(388)
State and municipal obligations	—	—	730	(10)	730	(10)

Total	$28,152	$(63)	$19,867	$(335)	$48,019	$(398)

	December 31, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$20,278	$(105)	$13,717	$(291)	$33,995	$(396)
State and municipal obligations	1,444	(29)	—	—	1,444	(29)

Total	$21,722	$(134)	$13,717	$(291)	$35,439	$(425)

5.	The loan portfolio, stated at face amount, is composed of the following:

	September 30 2006	December 31 2005
	(In thousands)
Mortgage loans on real estate:
Construction, land development and other land	$54,254	$41,174
Secured by farmland	4,720	2,381
Secured by 1-4 family residential	103,079	98,408
Secured by multifamily residential	3,733	3,486
Secured by nonfarm nonresidential	42,308	43,019
Commercial and industrial loans (except those secured by real estate)	5,310	6,046
Consumer loans	16,190	15,549
All other loans	315	372

Total loans	$229,909	$210,435
Less: allowance for loan losses	2,288	2,161

	$227,621	$208,274

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 30 2006	September 30 2005
Balance at beginning of period	$2,161	$1,966

Provision charged to operating expense	179	311
Recoveries added to the allowance	96	77
Loan losses charged to the allowance	(148)	(149)

Balance at end of period	$2,288	$2,205

7.	There were no impaired loans at September 30, 2006 and at December 31, 2005. Nonaccrual loans amounted to $129 thousand and $122 thousand at September 30, 2006 and December 31, 2005, respectively

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
	(In thousands)		(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$170	$179	$5	$4
Interest cost	236	194	23	23
Expected return on plan assets	(236)	(237)	—	—
Amortization of net (gain)	—	—	—	(2)
Amortization of net obligation (asset) at transition	(12)	(15)	13	13
Recognized net actuarial (gain) loss	20	—	(2)	—

Net periodic benefit cost	$178	$121	$39	$38

Employer Contribution

Through the nine months ended September 30, 2006, the company has contributed $299,229 to the pension plan. This total includes $297,248, the entire contribution for 2006 and $1,981, an additional payment for 2005. The company has made payments of $16,696 for the postretirement benefits plan for the first nine months of 2006 and anticipates remaining payments for 2006 to total $13,157.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3,457,862	$.89	3,460,676	$.83

Effect of dilutive securities:
Stock options	14,895		15,707

Diluted earnings per share	3,472,757	$.89	3,476,383	$.82

As of September 30, 2006 stock options representing 45,893 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

Shares outstanding have been restated to reflect the 2% stock dividend discussed in Note 3.

10.	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The company expects the statement to have no material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The pronouncement is expected to have no material impact on the company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is in the process of evaluating the impact of SFAS 158 on the 2006 year end financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company expects the pronouncement will have no material impact on its financial statements.

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

FINANCIAL OVERVIEW

Total assets have increased $22 million or 8% from the December 2005 total of $277.3 million to $299.7 million at September 30, 2006. A $19 million increase in loans and $4 million increase in securities available for sale during this time period combined with a $2 million decrease in cash and due from banks makes up the majority of the change on the asset side of the balance sheet.

Total deposits have increased $26 million or 11% at September 30, 2006 compared to December 31, 2005. The decrease in noninterest-bearing deposits is 5% at September 30, 2006 compared to December 31, 2005. Interest-bearing deposits have increased 14% during the same time period. In order to retain and grow our deposit base we have been doing some negotiating and some matching of rates. Also, in 2006 we have begun participating in the Certificate of Deposit Account Registry Service (CDARS). During the first three quarters of 2006 we have an additional $12 million in brokered certificates through this program compared to no CDARS deposits at December 31, 2005. During the third quarter of 2006, we also added $9 million in brokered certificates of deposit that were not through the CDARS program.

The September 30, 2006 annualized return on average assets is 1.44% compared to 1.39% at December 31, 2005. At September 30, 2006 the annualized return on average equity is 15.69% compared to 14.02% at December 31, 2005. The leverage capital (equity to assets) ratio is 9.28% at September 30, 2006 compared to 9.18% at December 31, 2005.

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

	September 30, 2006	September 30, 2005
Balance at beginning of period	$2,161	$1,966
Charge-offs:
Commercial, financial and agricultural	—	1
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	148	148

Total charge-offs	148	149

Recoveries:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	96	77

Total recoveries	96	77

Net charge-offs	52	72
Additions charged to operations	179	311

Balance at end of period	$2,288	$2,205

Ratio of net charge-offs during the period to average loans outstanding during the period	.023%	.037%

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

	September 30, 2006	September 30, 2005
Nonaccrual loans	$129	$—
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$129	$—

Loans past due 90 days accruing interest	$10	$—

Allowance for loan losses to period end loans	1.00%	1.05%

Nonperforming assets to period end loans and foreclosed properties	.056%	—

At September 30, 2006, other potential problem loans (excluding impaired loans) totaled $1.8 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The comparison of most items of the income statements for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005 shows similar differences between 2006 and 2005. Overall, comparisons for the quarter ended September 30, 2006 show less increase in income and expense than year to date September 30 comparisons. Some of the details are highlighted below.

•	Net income in 2006 is 8.0% greater than 2005 net income.

•	At September 30, 2006 total interest and dividend income is up 26.2% compared to September 30, 2005 due in large part to loan growth and an increase in interest rates.

•	The income on the securities portfolio for the nine months ended September 30, 2006 has increased approximately 40.0% over the same period in 2005. This is partially a result of the rate swap done at the end of 2005 where about $13 million in lower yielding securities were sold and replaced with higher yielding securities. There has also been a slight increase in the size of the securities portfolio during the year.

•	Interest expense continues to increase. At September 30, 2006 year to date interest expense was 74.8% above 2005. The third quarter 2006 interest expense is 69.0% greater than the third quarter of 2005. The increase in expense is a combination of growth in deposits and higher interest rates being paid to retain deposits and attract additional deposit growth.

•	Net interest income through September 30, 2006 is 9.7% greater than at September 30, 2005. The quarterly comparison shows a 4.2% increase over the same quarter in 2005.

•	Net interest margin at September 30, 2006 is 4.52%, down slightly from the December 31, 2005 figure of 4.58%. During the first nine months of 2006, the overall average rate on loans has increased to 7.58% compared to 6.99% at December 31, 2005. During this same period the overall average rate being paid on deposits also increased to 2.80% compared to 1.87% at December 31, 2005.

Noninterest income increased 8.9% for the nine months ended September 30, 2006 compared to September 30, 2005. Some significant income items are listed here.

•	Trust and financial services income increased 9.8% at September 30, 2006 compared to September 30, 2005. The settlement of two large estates and the continued increase in income from BCT Investments contributed to this increase.

•	Service charges on deposit accounts have increased 11.0% in 2006 over 2005. The majority of these fees are overdraft related.

•	Credit and debit card fees have increased 35.9% at September 30, 2006 compared to the same time in 2005 due to the growth in the deposit account base and concentrated sale of cards by bank personnel.

•	Other noninterest income has decreased 11.1% as of September 30, 2006 compared to September 30, 2005. Significant factors include decreases in insurance commissions and in net secondary market fee income. There were increases in letter of credit fee income, merchant discount and cash advances, other fee income, safe deposit rental fees and moderate increases in the other noninterest income items.

Noninterest expense increased 13.5% for the nine months ended September 30, 2006 compared to the same period in 2005. The quarterly comparison shows only an 7.7% increase compared to the third quarter of 2005. Some details of this increase are listed below.

•	Salaries and employee benefits for the first nine months of 2006 are 21.1% more than for the first nine months of 2005 due to annual salary increases, some increase in staffing and related costs. This is actually down from the June 30, 2006 increase of 24.7%.

•	Occupancy expense has increased 18.1% in 2006 compared to 2005. As the bank continues to grow so does the space needed to respond to the growth. Facilities have been remodeled and several additional office spaces have been leased.

•	Advertising and marketing expenses have increased 20.8% in 2006 compared to 2005 due to continual efforts to grow the bank’s customer base by keeping Bank of Charles Town in the public “eye” as well as to keep customers informed. These efforts include a new advertising program in 2006 that is providing a new look to the bank brochures and media advertising. The bank is proactive in providing information to our customers to educate them about the increasing fraudulent schemes and scams in the market place today.

•	Auditing and accounting expenses have decreased 45.7% in 2006 compared to 2005. The delay in the required compliance with Sarbanes-Oxley and bringing the internal audit function “in house” are the major factors in the decrease.

•	ATM and check card expenses have increased 27.6% in the first nine months of 2006 compared to the same time period in 2005 due to growth in the deposit account base, concentrated sales efforts of the bank staff to market this product and the costs of scheduled replacement of customer cards.

•	Other noninterest expenses have increased 8.9% at September 30, 2006 compared to September 30, 2005. Through June of 2006 this percentage was 13.1%. Significant increases in this category include the following.

•	Online banking expense has increased 26.8% in 2006 compared to 2005 due to increased number of online banking customers and the offering of free bill paying services.

•	Other professional fees have increased 16.1% in 2006 compared to 2005. The increase is due to a fee paid to a recruiting firm for personnel and to fees paid in outsourcing advertising.

•	Training and study expense through September 2006 has increased 73.6% over the September 2005 balance. Growth in staff and continued emphasis by management to have a well trained staff has contributed to this increase.

•	Correspondent bank fees have increased 30.1 % in 2006 over 2005. Federal reserve service fees are included in this account and these have increased at least for the present due to the company’s partial implementation of Check 21. We expect this to decrease as full implementation by the company occurs as well as full implementation by all financial institutions.

•	Contributions have decreased 36.9% in 2006 compared to 2005. This decrease is due in large part to the timing of payment of the contributions.

•	Other taxes which includes a local business and occupation tax, sales tax and purchaser’s use tax has increased 57.9%. The local tax is based on gross income and the company’s gross income continues to grow so the taxes will increase. Business growth also requires more items that are taxable so sales and purchaser’s use taxes can be expected to increase.

•	Pinnacle fee expense has increased 14.7% in 2006 compared to 2005. This is the fee paid to vendor for the overdraft protection program based on the increase in our income over former levels. This is paid over the initial five years of using the program.

•	CDARS fee expense for 2006 is $14 thousand. This fee is paid for every certificate of deposit that we put on our books through the CDARS program. There is no comparative expense for 2005 since we joined this program in early 2006.

•	FHLB letter of credit expense for 2006 is $5 thousand. In 2006, for the first time we are securing a portion of public funds with these letters of credit and pay fees to FHLB for these letters of credit.

•	West Virginia Business Franchise Tax has increased 28.9% in 2006 compared to 2005. This tax is based on average capital balances and as our capital continues to increase so will this tax.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2006.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through September 30, 2006 net income as adjusted has provided cash of $1.9 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through September 30, 2006 is $24.3 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2006 through September 30 is $19.5 million.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Management believes liquidity of the company is adequate to meet present and future financial obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes during the first nine months of 2006 to the quantitative and qualitative disclosures about market risk as discussed in the annual report of Form 10-K as of December 31, 2005.

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

Item 1A. Risk Factors.

There have been no significant changes during the first nine months of 2006 to the risk factors as discussed in the annual report on Form 10-K as of December 31, 2005.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be purchased under the Program
January 1 through January 31	NONE	—	—	—
February 1 through February 28	NONE	—	—	—
March 1 through March 31	NONE	—	—	—
April 1 through April 30	NONE	—	—	—
May 1 through May 31	NONE	—	—	—
June 1 through June 30	NONE	—	—	—
July 1 through July 31	6,426	16.10	217,441	128,627
August 1 through August 31	5,000	16.00	222,441	123,627
September 1 through September 30	NONE	—	—	—

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

POTOMAC BANCSHARES, INC.

Date November 13, 2006	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date November 13, 2006	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer