Form 10-K
period 2006-12-31
POTOMAC BANCSHARES INC
filed 2007-03-29
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

____	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes____   No XX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes____   No XX

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX      No ____

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ____	Accelerated Filer ____	Non-Accelerated Filer XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes____   No XX

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,106,876 as of June 30, 2006

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes____   No____   Not Applicable XX

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,433,583 as of March 1, 2007

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
Document	the Document is Incorporated

Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2006

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	10
Item	2.	Properties	13
Item	3.	Legal Proceedings	13
Item	4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item	6.	Selected Financial Data	16
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item	8.	Financial Statements and Supplementary Data	31
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item	9A.	Controls and Procedures	59
Item	9B.	Other Information	59

PART III

Item	10.	Directors and Executive Officers of the Registrant	59
Item	11.	Executive Compensation	60
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item	13.	Certain Relationships and Related Transactions	60
Item	14.	Principal Accountant Fees and Services	60

PART IV

Item	15.	Exhibits and Financial Statements Schedules	61

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

●	Harpers Ferry, West Virginia,
●	Kearneysville, West Virginia,
●	Martinsburg, West Virginia and
●	Hedgesville, West Virginia.

     The bank provides individuals, businesses and local governments with a broad range of banking services. These services include

●	Commercial credit lines, equipment loans, construction financing,
●	Real estate loans, secondary market and adjustable rate mortgages,
●	Retail loan products including home equity lines of credit,
●	Checking and savings accounts for businesses and individuals and
●	Certificates of deposit and individual retirement accounts.

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

     Lending Activities. The bank offers a variety of loans for consumer and commercial purposes. The majority of these loans are secured.

     Underwriting standards for all lending include

●	Sound credit analysis,
●	Proper documentation according to the bank's loan policy standards,
●	Avoidance of loan concentrations to a single industry or with a single class of collateral,
●	Diligent maintenance of past due and nonaccrual loans and
●	A risk grading system that assists us in managing deteriorating credits on a proactive basis.

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

     Loans secured by real estate are made to individuals and businesses for

●	The purchase of raw land and land development,
●	Commercial, multi-family and other non-residential construction,
●	Purchase of improved property,
●	Purchase of owner occupied one to four family residential property,
●	Lines of credit and
●	Home equity loans.

     Approximately 91% of the bank's loans are secured by real estate. These loans had an average delinquency rate of .28% and a loss rate of 0% during 2006. The average delinquency rate and loss rate are based on comparisons to 2006 average total loans.

     As of December 31, 2006, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

●	Construction and land development	$53 801
●	Secured by farmland	1 557
●	Secured by 1-4 family residential	103 983
●	Secured by multifamily residential	3 733
●	Secured by nonfarm nonresidential	46 367

$209 441

     Commercial loans not secured by real estate with an aggregate balance of $4.2 million at December 31, 2006 make up approximately 1.8% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

●	Grant loans on a sound and collectible basis,
●	Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
●	Serve the legitimate credit needs of the community in which the bank is located.

     Average delinquency for commercial loans not secured by real estate was less than 1% and the loss rate was 0% during 2006.

     Retail loans to individuals for personal expenditures are approximately 7.0% of the bank's total loans at December 31, 2006. The aggregate balance of these loans was $16.1 million at December 31, 2006. The majority of these loans are installment loans with the remainder made as term loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of .05% and a loss rate of .02% in 2006 (based on comparisons to 2006 average total loans).

     All other loans total $292 thousand (less than 1% of total loans) at December 31, 2006. These loans had a 0% average delinquency rate and a 0% average loss rate in 2006 compared to 2006 average total loans.

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

     To open a deposit account, the depositor must meet the following requirements for low risk individuals:

●	Present a valid identification,
●	Have a social security number,
●	Must be a U.S. citizen or possess evidence of legal alien status, and
●	Must be at least 18 years of age or share account with a person at least 18 years of age.

When depositors are considered medium or high risk (i.e. out-of-state driver’s license and/or resident), additional verification requirements apply. Management believes that the bank fully complies with the Patriot Act.

Competition

     As of March 1, 2007, there were 65 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2006, there were seven banks in Jefferson County with 17 banking offices. The total deposits of these commercial banks as of June 30, 2006 were $708.1 million, and the bank ranked number one in total deposits with $212.9 million or 30.1% of the total deposits in the market at that time. The bank has two branch offices in Berkeley County at this time. Opening in July 2001 and June 2003, these branches have 3.4% of the market share of deposits in Berkeley County where there are nine banks with 29 banking offices.

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

Employees

     Potomac currently has no employees.

     As of March 1, 2007, the bank had 88 full-time employees and 17 part-time employees.

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

     Depository Institution Subsidiary. The bank is subject to FDIC deposit insurance assessments. As of January 1, 2007, the FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.220 basis points or .0001220 times the total deposits of the bank. This premium is not tied to the bank's risk classification. The rate of the premium based on the bank's risk classification is at 0.00%. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac’s results of operations.

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

     As of December 31, 2006, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
	(in thousands)
Tier 1 capital:
Common stock	$3,672
Surplus	3,661
Retained earnings	22,677
	30,010
Less cost of shares acquired for the treasury	2,279
Total tier 1 capital	$27,731	$8,728	$19,003
Tier 2 capital:
Allowance for loan losses (1)	2,423

Total risk-based capital	$30,154	$17,455	$12,699

Risk-weighted assets	$218,193

Tier 1 capital	$27,731	$11,882	$15,849

Average total assets	$297,041

Capital ratios:
Tier 1 risk-based capital ratio	12.71%	4.00%	8.71%
Total risk-based capital ratio	13.82%	8.00%	5.82%
Tier 1 capital to average total assets (leverage)	9.34%	4.00%	5.34%

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

     International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act). The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

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

     Available Information. The company files annual, quarterly and current reports, proxy statements and other information with the SEC. The company’s SEC filings are filed electronically and are available to the public through the Internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, NE, Washington, DC 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Gayle Marshall Johnson, Sr. Vice President and Chief Financial Officer, Potomac Bancshares, Inc., PO Box 906, Charles Town, WV 25414.

Item 1A. Risk Factors.

Due to Increased Competition, the Company May Not Be Able to Attract and Retain Banking Customers At Current Levels.

     If, due to competition from competitors in the company’s market area of Jefferson and Berkeley Counties, West Virginia, the company is unable to attract new and retain current customers, loan and deposit growth could decrease causing the company’s results of operations and financial condition to be negatively impacted. The company faces competition from the following:

●	local, regional and national banks;
●	savings and loans;
●	internet banks;
●	credit unions;
●	insurance companies;
●	finance companies; and
●	brokerage firms serving the company’s market areas.

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

An Economic Slowdown in the Company’s Market Area Could Hurt Our Business.

     Because we focus our business in Jefferson and Berkeley Counties, West Virginia, an economic slowdown in these areas could hurt our business. An economic slowdown could have the following consequences:

●	Loan delinquencies may increase;
●	Problem assets and foreclosures may increase;
●	Demand for the products and services of the company may decline; and
●	Collateral (including real estate) for loans made by the company may decline in value, in turn reducing
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

The Company’s Allowance for Loan Losses May Not Be Sufficient.

     In the future, the company could experience negative credit quality trends that could head to a deterioration of asset quality. Such deterioration could require the company to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings. The company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the company’s financial condition and results of operation.

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

Customers May Default on the Repayment of Loans.

     The bank’s customers may default on the repayment of loans, which may negatively impact the company’s earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of these loans. Collection efforts may or may not be successful causing the company to write off these loans or repossess the collateral securing these loans which may or may not exceed the balance of these loans.

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

     The main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the Trust and Financial Services Division. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises. The older premises, constructed in 1967, was renovated at the same time the new building was constructed. The renovation includes all new lighting, new ceilings, new floor and wall coverings as well as some minor structural changes for more efficient operations. In July of 2006, the bank completed the purchase of a property adjacent to the main office for future expansion.

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

     The branch facility at 5480 Charles Town Road, Kearneysville, West Virginia was erected in 1985. This one story brick building opened for business in April of 1985. During 1993, an addition was constructed, doubling the size of this facility. Renovation of these facilities was completed in 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values and (b) dividends. This information has been restated, where applicable, to reflect a 2% stock dividend declared on March 14, 2006 and a 100% stock dividend declared on February 8, 2005. As of March 1, 2007, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about Potomac in this market use Potomac’s symbol PTBS.OB. Scott and Stringfellow, Inc., Koonce Securities Inc. and Ferris, Baker Watts, Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase.The trading values for 2005 and 2006 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share
2005	First Quarter	$21.00	$13.38	$.0784
	Second Quarter	18.85	15.35	.0809
	Third Quarter	18.00	16.10	.0833
	Fourth Quarter	17.75	16.60	.0858

2006	First Quarter	$17.25	$16.50	$.0900
	Second Quarter	17.25	15.05	.0925
	Third Quarter	16.85	15.35	.0950
	Fourth Quarter	16.00	15.40	.0975

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

Performance Graph

     The following graph compares the yearly percentage change in Potomac’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2006, with the cumulative total return of the Bank Holding Companies Index (SIC Code 6712) and the Hemscott Index. Shareholders may obtain a copy of the index by calling Hemscott, Inc. at telephone number (301) 760-2609. There is no assurance that Potomac’s stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The graph shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Potomac specifically incorporates this graph by reference, and shall not otherwise be filed under such Acts.

     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG
POTOMAC BANCSHARES, INC., BANK HOLDING COMPANIES INDEX
AND HEMSCOTT INDEX

ASSUMES $100 WAS INVESTED ON JANUARY 1, 2002 AND ASSUMES DIVIDENDS WERE
REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31,2006.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
October 1 through October 31	NONE	--	--	123 627

November 1 through November 30	NONE	--	--	123 627

December 1 through December 31	15,667	15.65	238 108	107 960

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

Item 6. Selected Financial Data.

	2006	2005	2004	2003	2002
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$19 099	$15 424	$12 008	$10 786	$11 279
Interest expense	6 932	4 135	2 409	2 235	2 823
Net interest income	12 167	11 289	9 599	8 551	8 456
Provision for loan losses	331	330	289	147	423
Net interest income after provision
for loan losses	11 836	10 959	9 310	8 404	8 033
Noninterest income	3 766	3 185	3 158	2 844	2 097
Noninterest expense	9 261	8 460	7 668	7 142	6 263
Income before income taxes	6 341	5 684	4 800	4 106	3 867
Income tax expense	2 306	2 020	1 710	1 432	1 408

Net income	$4 035	$3 664	$3 090	$2 674	$2 459

Per Share Data **

Net income, basic	$1.17	$1.06	$.89	$.75	$.67
Net income, diluted	1.16	1.05	.89	.75	.67
Cash dividends declared	.38	.33	.29	.26	.24
Book value at period end	7.78	7.23	6.58	6.15	5.86
Weighted-average shares outstanding, basic	3 454 961	3 460 984	3 463 373	3 570 143	3 653 695
Weighted-average shares outstanding, diluted	3 467 918	3 477 538	3 465 895	3 570 143	3 653 695

Average Balance Sheet Summary

Assets	$289 303	$264 314	$226 052	$197 052	$181 741
Loans	220 895	196 478	155 546	125 407	109 461
Securities	48 891	47 183	46 701	47 087	50 454
Deposits	243 833	217 307	190 153	163 328	153 148
Stockholders’ equity	26 632	23 822	22 045	21 274	20 542

Performance Ratios

Return on average assets	1.39%	1.39%	1.37%	1.36%	1.35%
Return on average equity	15.15%	15.38%	14.02%	12.57%	11.97%
Dividend payout ratio	32.48%	31.13%	32.58%	34.67%	35.82%

Capital Ratios

Leverage ratio	9.34%	9.18%	9.45%	10.20%	10.77%
Risk-based capital ratios
Tier 1 capital	12.71%	12.68%	13.29%	14.67%	18.34%
Total capital	13.82%	13.76%	14.44%	15.89%	19.60%

**	All figures have been restated to reflect a 2% stock dividend declared on March 14, 2006, a 100% stock dividend declared on February 8, 2005 and a 200% stock dividend declared on February 3, 2003.

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

	2006			2005			2004
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$219 795	$16 641	7.57%	$195 357	$13 635	6.98%	$154 486	$10 283	6.66%
Tax exempt	1 100	107	9.73%	1 121	106	9.46%	1 060	114	10.75%
Total loans	220 895	16 748	7.58%	196 478	13 741	6.99%	155 546	10 397	6.68%
Taxable securities	47 333	2 095	4.42%	45 721	1 516	3.32%	46 473	1 575	3.39%
Nontaxable securities	1 558	87	5.58%	1 462	79	5.40%	228	11	4.82%
Securities purchased under
agreements to resell and
federal funds sold	1 331	65	4.88%	1 164	43	3.69%	3 457	39	1.13%
Other earning assets	3 609	170	4.71%	3 278	108	3.29%	1 069	29	2.71%
Total earning assets	274 726	$19 165	6.98%	248 103	$15 487	6.24%	206 773	$12 051	5.83%

Allowance for loan losses	(2 218)			(2 077)			(1 842)
Cash and due from banks	5 356			7 704			10 888
Premises and equipment, net	6 353			5 975			5 163
Other assets	5 086			4 609			5 070
Total assets	$289 303			$264 314			$226 052

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$127 869	$2 752	2.15%	$119 998	$1 333	1.11%	$104 182	$442.42%
Time deposits	84 082	3 431	4.08%	63 661	2 107	3.31%	55 961	1 649	2.96%
Total interest-
bearing deposits	211 951	6 183	2.92%	183 659	3 440	1.87%	160 143	2 091	1.31%

Securities sold under agreements
to repurchase and federal
funds purchased	13 846	564	4.07%	16 557	516	3.12%	10 777	232	2.15%
Advances from FHLB	3 463	185	5.34%	4 937	179	3.63%	1 584	86	5.43%
Total interest
bearing liabilities	229 260	$6 932	3.02%	205 153	$4 135	2.02%	172 504	$2 409	1.40%

Noninterest-bearing demand
deposits	31 881			33 648			30 010
Other liabilities	1 530			1 691			1 493
Stockholders’ equity	26 632			23 822			22 045
Total liabilities and
stockholders’ equity	$289 303			$264 314			$226 052

Net interest income		$12 233			$11 352			$9 642

Net interest spread			3.96%			4.22%			4.43%
Interest expense as a
percent of average earning assets			2.52%			1.67%			1.16%

Net interest margin			4.45%			4.58%			4.66%

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

GENERAL

     Once again the review of the company results of operations and financial position over the past five years as shown in the Selected Consolidated Financial Data schedule shows success and accomplishment of long term goals set by management. Management wishes to grow the company by increasing loans and deposits and increasing earnings on a regular basis so that we are providing the best service possible to our customers as well as increasing the value of our shareholders’ investments. Regular earnings increases allow us to build our capital and pay increased dividends to our shareholders. Increasing capital in turn provides the basis for continued expansion of the company including the ability to keep pace with the technology of our ever changing world. Maintaining the technology advantage is one of the most costly yet most necessary goals of doing business after costs of real estate and human resources.

     The continuing increase of regulation in the banking industry and the associated costs continue to be a major concern of management. The cost of initial compliance with Sarbanes-Oxley Act of 2002 has been spread out over several years now, with the delay of the bank’s initial complete implementation date to December 31, 2008. Compliance costs add additional pressure for management to find ways to increase income.

     The major source of income for the company is interest income earned on loans and investments and, is, of course, dependent on market conditions, so in addition to increasing income in these areas, management has concentrated on finding additional types of noninterest income. The bank continues to derive a generous amount of income from the overdraft protection plan introduced about five years ago. There has been some concern that future regulation may diminish earnings on this product, which would have an adverse affect on the earnings of the company.

     The company continues to benefit from tax exempt loan income, tax exempt income of bank owned life insurance policies and tax exempt municipal securities in the investment portfolio. These items reduce the income tax expense for the company as well as produce income.

The company continues to seek ways to reduce expenses in addition to ways to increase income while benefiting from processes introduced in the past five years for that purpose including (1) utilization of personnel to full potential by growing the company as much as possible without increasing personnel, (2) continuing the reclassification of deposits to allow a lower balance requirement at the Federal Reserve allowing funds to be used for other purposes such as making loans, (3) increasing service charges as appropriate and (4) the outsourcing of official checks which has been a generous income producer as the bank earns interest on the outstanding balances of the official checks.

     The bank has been monitoring its efficiency through the calculation of the efficiency ratio each month and that ratio declined over the course of 2006, which is good. This ratio is the comparison of the bank’s noninterest expenses (overhead) with net income. A decrease in noninterest expenses or an increase in net income will cause the ratio to decrease.

     Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources or operations. There are no current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the company.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2006 and 2005.

	2006				2005
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$4 995	$4 961	$4 756	$4 387	$4 247	$4 053	$3 716	$3 408
Interest expense	1 977	1 926	1 611	1 418	1 301	1 140	915	779
Net interest income	3 018	3 035	3 145	2 969	2 946	2 913	2 801	2 629
Provision for loan losses	152	104	75	- -	19	134	113	64
Net interest income after
provision for loan losses	2 866	2 931	3 070	2 969	2 927	2 779	2 688	2 565
Noninterest income	913	936	1 071	846	913	955	913	773
(Loss) sale of securities, net	- -	- -	- -	- -	(369)	- -	- -	- -
Noninterest expense	2 227	2 356	2 335	2 343	2 261	2 188	2 041	1 970
Income before income taxes	1 552	1 511	1 806	1 472	1 210	1 546	1 560	1 368
Income tax expense	610	542	620	534	411	572	558	479

Net income	$942	$969	$1 186	$938	$799	$974	$1 002	$889

Earnings per share, basic	$.28	$.28	$.34	$.27	$.23	$.29	$.30	$.26
Earnings per share, diluted	$.27	$.28	$.34	$.27	$.23	$.29	$.29	$.26

NET INTEREST INCOME

     Increasing interest rates affected loan growth and net interest income in 2006. Loan growth slowed to 9% and net interest income increased 8% in 2006 compared to 2005. Income on securities and other interest and dividends continued to show slight increases during 2006.

     The loan portfolio grew 18% during 2005 and consistent increases in loan rates played an important part in the 18% increase in net interest income in 2005. Other factors affecting 2005 net interest income compared to 2004 were a slight increase in securities interest income and increased other interest and dividends due to interest earned on balances held at Travelers Express for funding of the bank’s official checks.

     Interest expense increased 68% in 2006 compared to 2005 due in large part to increased interest rates. Increased borrowings have also contributed to increased interest expense in 2006 compared to 2005.

     During the last quarter of 2006, management has seen some leveling off of loan growth and expects that this will continue through much of 2007. Economic indicators suggest that the economy is strengthening and the Federal Reserve is expected to leave rates alone for the foreseeable future. Management is optimistic that these factors will help sustain the bank’s loan growth.

     By reviewing the volume and rate analysis schedule below, the affects of changes in volumes and rates of the various other assets and liabilities on net interest income can be seen.

VOLUME AND RATE ANALYSIS

     This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other. Income and rates on tax exempt loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%. Non-accruing loans are included in average loans outstanding.

	2006 Compared to 2005			2005 Compared to 2004
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$3 006	$1 794	$1 212	$3 352	$2 837	$515
Tax exempt loans	1	(2)	3	(8)	8	(16)
Taxable securities	579	56	523	(59)	(25)	(34)
Nontaxable securities	8	5	3	68	67	1
Securities purchased under
agreements to resell
and federal funds sold	22	7	15	4	(2)	6
Other earning assets	62	12	50	79	72	7
TOTAL	$3 678	$1 872	$1 806	$3 436	$2 957	$479

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$1 419	$92	$1 327	$891	$75	$816
Time deposits	1 324	768	556	458	246	212
Securities sold under agreements
to repurchase and federal
funds purchased	48	(57)	105	284	154	130
Advances from FHLB	6	(11)	17	93	111	(18)
TOTAL	$2 797	$792	$2 005	$1 726	$586	$1 140

NET INTEREST INCOME	$881	$1 080	$(199)	$1 710	$2 371	$(661)

NONINTEREST INCOME AND EXPENSE

     As in 2005 and 2004, fees generated through the bank’s overdraft protection plan available for customers continues to be a major contributor to the bank’s noninterest income. These fees are included in the service charges on deposit accounts category which totaled $1.7 million in 2006, $1.6 million in 2005 and $1.5 million in 2004. Trust and financial services is the next largest contributor to the 2006 noninterest income figure with an 8.6 % increase in income compared to 2005. Trust income was boosted in the last three years by the accrual of fees for settlement of several large estates. One of these fees was totally accrued in March of 2006. There are other estate fees being accrued but these two were significantly larger than most fees the bank has earned. Estate settlement fees are one area of income that is not particularly consistent from year to year. In comparing 2004 trust income with 2005 and 2006, the estate fees were a major difference. The financial services area is also continuing to benefit from the growth of BCT Investments that offers brokerage and other financial services.

     The growth of the bank customer base continues to have a positive affect on various components of noninterest income in addition to the overdraft protection plan mentioned above. It provides for increases in other service charges such as stop payments, sales of cashiers checks and money orders, wire transfer fees, debit, ATM and charge card transaction fees.

     Fees on sales of loans in the secondary market are a source of noninterest income that varies with the market conditions. Our income from this source was $117 thousand in 2006, $187 thousand in 2005 and $157 thousand in 2004.

     During the fourth quarter of 2005, the company’s net income was negatively affected by the one time sale of approximately $14 million in Federal agency securities that had an average coupon yield of 2.6%. The gross loss on this sale was $369 thousand with an after tax net income affect of $243 thousand. The proceeds of this sale were reinvested in Federal agency securities with an average coupon yield of 4.9% which going forward, will favorably impact income.

     Salaries and employee benefits of $5.1 million are about 55% of the total noninterest expense for 2006. This percentage was about the same in 2005. Even though the bank has grown during the past few years, full utilization of personnel has allowed the bank to hold down salaries and benefit costs by holding down the increase in personnel. During 2007 salaries and employee benefits are expected to increase due to annual salary and wage increases including merit increases rather than any extensive increase in personnel and due to increased group health insurance expenses.

     Expenses related to premises have increased 8% in 2006 compared to 2005. These costs include new branch facilities, refurbished branch facilities, additional leased facilities, increased utility costs due to increased facilities and increased property taxes due to new facilities. Furniture and equipment expenses have remained relatively stable.

     The other noninterest expense category is the total of approximately 60 separate expense accounts. The percentage of increase for this category has decreased in each of the past three years which is evidence of the more efficient manner in which the bank is being run. Other noninterest expense increased 5% or $81 thousand in 2006 compared to 2005, 15% or $182 thousand in 2005 compared to 2004 and 20% or $207 thousand in 2004 compared to 2003. There is no significant change in any one account for any of these time period comparisons. Most of the increases are due to the growth in the bank’s customer base and growth in facilities.

INTEREST RATE SENSITIVITY

     The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2006 (in thousands).

Mature or Reprice
After Three
		Months	After One Year
	Within	But Within	But Within	After
	Three Months	Twelve Months	Five Years	Five Years		Nonsensitive
Interest Earning Assets:
Loans	$71 467	$18 599	$75 746		$64 257	$	- -
Securities	2 495	11 844	27 285		1 082		- -
Securities purchased under
agreements to resell and
federal funds sold	345	- -	- -		- -		- -
Other earning assets	367	- -	- -		- -		- -
Total	$74 674	$30 443	$103 031		$65 339	$	- -

Interest-Bearing Liabilities:
Time deposits
$100,000 and over	$6 381	$7 955	$8 282	$	- -	$	- -
Other time deposits	21 393	27 395	30 344		- -		- -
Gold and Platinum accounts
(NOW accounts)	48 018	- -	- -		- -		36 844
Savings accounts	- -	- -	- -		- -		35 293
Securities sold under agreements to
repurchase and federal funds
purchased	10 526	- -	- -		- -		- -
Federal Home Loan Bank
advances	- -	- -	620		- -		- -
Total	$86 318	$35 350	$39 246	$	- -		$72 137

Rate Sensitivity Gap	$(11 644)	$(4 907)	$63 785		$65 339

Cumulative Gap	$(11 644)	$(16 551)	$47 234		$112 573

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

     During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive. During January, February and March of 2007, $11.6 million more liabilities may reprice or will mature than assets. During April through December of 2007, $5 million more liabilities may reprice or will mature than assets. The total effect for 2007 is that $16.5 million more liabilities may reprice or mature than assets. Over the year this is minimal sensitivity in comparison to the total of all assets and liabilities repricing and maturing. During the 2007 time period the company should be only slightly impacted by either rising or falling interest rates.

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2006.

	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$4 247	$6 046	$5 949	$6 217	$3 696
Mortgage loans on real estate:
Construction and land development	53 801	41 174	28 929	14 071	2 211
Secured by farm land	1 557	2 381	3 986	3 711	1 821
Secured by 1-4 family residential	103 983	98 408	79 800	62 693	63 239
Secured by multifamily residential	3 733	3 486	3 088	1 635	2 623
Secured by nonfarm nonresidential	46 367	43 019	39 671	33 317	23 528
Consumer loans	16 089	15 549	17 346	17 697	19 198
All other loans	292	372	236	717	730
	$230 069	$210 435	$179 005	$140 058	$117 046

     Loan production continues from the bank’s seasoned staff, although there has been some slowdown in the housing market that has provided a large portion of the bank’s loans in past years. The overall loan growth in 2006 was 9% compared to loan growth in 2005 of 18%. The bank’s loan staff anticipates growth in 2007 similar to 2006 and hopes 2008 may show more spark. Economic indicators suggest that the economy is strengthening and the Federal Reserve is expected to leave rates alone in the foreseeable future.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2006 that were not disclosed in the table above.

REMAINING MATURITIES (in thousands) OF SELECTED LOANS

Commercial,
	Financial and	Real Estate-
At December 31, 2006	Agricultural	Construction
Loans maturing within one year	$1 580	$43 015
Variable rate loans due after one year	183	3 828
Fixed rate loans due after one year through five years	2 393	6 910
Fixed rate loans due after five years	91	48
Total maturities	$4 247	$53 801

ALLOWANCE FOR LOAN LOSSES

     The table shown below is an analysis of the company’s allowance for loan losses. Historically, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the company have been very low when compared with the size of the total loan portfolio. Management continually monitors the loan portfolio with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Based on experience, the loan policies and the current monitoring program, management believes the allowance for loan losses is adequate.

	2006	2005	2004	2003	2002
	(in thousands)
Balance at beginning of period	$2 161	$1 966	$1 724	$1 642	$1 402
Charge-offs:
Commercial, financial and agricultural	- -	30	- -	- -	- -
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	- -	- -	- -	- -	- -
Consumer	207	218	202	191	287
Total charge-offs	207	248	202	191	287
Recoveries:
Commercial, financial and agricultural	- -	- -	- -	- -	- -
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	- -	- -	- -	8	1
Consumer	138	113	155	118	103
Total recoveries	138	113	155	126	104
Net charge-offs	69	135	47	65	183
Additions charged to operations	331	330	289	147	423

Balance at end of period	$2 423	$2 161	$1 966	$1 724	$1 642
Ratio of net charge-offs during the period
to average loans outstanding during the period	0.03%	0.07%	0.03%	0.05%	0.17%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2006		2005		2004		2003		2002
	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in
	(in	Category to	(in	Category to	(in	Category to	(in	Category to	(in	Category to
	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans
Commercial,
financial and
agricultural	$71	1.85%	$94	2.87%	$81	3.32%	$62	4.44%	$37	3.16%
Mortgage loans on
real estate:
Construction
and land
development	820	23.38%	538	19.57%	166	16.16%	141	10.05%	22	1.89%
Secured by farm
land	12	0.68%	17	1.13%	29	2.23%	37	2.65%	2	1.56%
Secured by 1-4
family
residential	753	45.20%	696	46.76%	458	44.58%	272	44.76%	293	54.03%
Secured by multi-
family
residential	27	1.62%	25	1.66%	24	1.73%	20	1.17%	22	2.24%
Secured by nonfarm
nonresidential	478	20.15%	477	20.44%	341	22.16%	330	23.79%	298	20.10%
Consumer loans	248	6.99%	261	7.39%	591	9.69%	536	12.63%	424	16.40%
All other loans	1	0.13%	2.18%		3.13%		6.51%		5.62%
Unallocated	13	- -	51	- -	273	- -	320	- -	539	- -

	$2 423	100.00%	$2 161	100.00%	$1 966	100.00%	$1 724	100.00%	$1 642	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2006	2005	2004		2003	2002
	(in thousands)
Nonaccrual loans	$144	$122	$	- -	$251	$	- -
Restructured loans	- -	- -		- -	- -		- -
Foreclosed properties	- -	- -		- -	- -		- -
Total nonperforming assets	$144	$122	$	- -	$251	$	- -

Loans past due 90 days
accruing interest	$ - -	$65	$	- -	$153		$41

Allowance for loan losses
to period end loans	1.05%	1.03%		1.10%	1.23%		1.40%

Nonperforming assets to
period end loans and
foreclosed properties	.06%	.06%		- -	.18%		- -

     Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     There were no impaired loans at December 31, 2006 and 2005.

     At December 31, 2006, other potential problem loans totaled $2.1 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

SECURITIES PORTFOLIO

     In accordance with Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company records securities being held to maturity at amortized cost and securities available for sale at fair value. The effect of unrealized gains and losses, net of tax effects, is recognized in stockholders’ equity.

     The schedule below summarizes the book value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2006	Weighted	2005	Weighted	2004	Weighted
	Carrying Value	Average	Carrying Value	Average	Carrying Value	Average
	(in thousands)	Yield	(in thousands)	Yield	(in thousands)	Yield
Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$14 169	4.05%	$15 435	3.82%	$9 042	4.12%
Maturing after one year but
within five years	26 819	4.86%	30 243	4.10%	36 982	3.32%
Municipal obligations:
Maturing within one year	170	2.53%	- -	- -	- -	- -
Maturing after on year but
within five years	466	3.59%	147	3.75%	529	3.57%
Maturing after five years	1 082	3.97%	1 126	3.87%	786	3.70%
Total securities available for sale	$42 706		$46 951		$47 339

DEPOSITS

     Deposit growth of 10% in 2006 and our business sweep accounts outpaced loan growth by a very small margin (less than 1%) during the year. Periodically we have continued to depend on alternative methods of funding. We have seen additional deposit growth through our Berkeley County branch offices and anticipate continued growth in those areas. We are a relatively new face in the Berkeley County neighborhood and Berkeley County residents are still learning about us and continue to respond in a positive manner. As of June 2005, the bank had almost 3% of the market share of deposits in Berkeley County and as of June 2006, we had approximately 3.4% of that market. Jefferson County deposit market share has grown to just over 30%. We have increased market share in both counties and had a total market share of approximately 14.5% at June 30, 2006.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$31 881		$33 648		$30 010

Interest-bearing demand deposits	95 146	2.30%	93 563	1.27%	82 426.46%
Savings deposits	32 723	1.73%	26 435.56%		21 756.29%
Time deposits	84 082	4.08%	63 661	3.31%	55 961	2.96%

Total interest-bearing deposits	211 951	2.92%	183 659	1.87%	160 143	1.31%

Total deposits	$243 832		$217 307		$190 153

     At December 31, 2006 time deposits of $100 thousand or more were 8.98 % of total deposits compared with 7.03% at December 31, 2005. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2006 are as follows:

Within three months	$6 381
Over three through six months	4 212
Over six months through twelve months	3 743
Over twelve months	8 282

Total	$22 618

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 13.82% and a ratio of Tier 1 capital to risk-weighted assets of 12.71% at December 31, 2006. These two ratios have increased due to the growth in capital and purchase of additional shares for the treasury during 2006. Both ratios exceed the capital requirements adopted by the federal regulatory agencies.

(In thousands)
	2006	2005	2004
Tier 1 capital:
Common stock	$3 672	$3 600	$1 800
Surplus	3 661	2 400	4 200
Retained earnings	22 677	21 158	18 631
	30 010	27 158	24 631
Less cost of shares acquired for the treasury	2 279	1 850	1 850

Total tier 1 capital	$27 731	$25 308	$22 781
Tier 2 capital:
Allowance for loan losses (1)	2 423	2 161	1 966

Total risk-based capital	$30 154	$27 469	$24 747

Risk-weighted assets	$218 193	$199 602	$171 432

Capital ratios:
Tier 1 risk-based capital ratio	12.71%	12.68%	13.29%
Total risk-based capital ratio	13.82%	13.76%	14.44%
Leverage ratio	9.34%	9.18%	9.45%

(1) Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

     Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. This could also be termed the management of the cash flows of an organization. Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s liquidity during 2006 is detailed in the statement of cash flows included in the financial statements.

     Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2006 net income as adjusted has provided cash of $3.8 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the deposit discussion above, we have taken advantage of our borrowing capabilities for additional funding since deposit growth is not always sufficient to cover our needs. The net amount of cash used in investing activities in 2006 is $16.1 million.

     Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2006 is $10.8 million.

     At December 31, 2006, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $51.7 million.

     Borrowing capabilities provide additional liquidity. The subsidiary bank maintains a federal funds line of $7 million with one financial institution and a federal funds line of $4 million with a second financial institution. The subsidiary bank is also a member of the Federal Home Loan Bank of Pittsburgh and has short and/or long-term borrowing capabilities of approximately $159 million. In June 2001, the subsidiary bank borrowed $2.5 million amortized over seven years from the Federal Home Loan Bank. The subsidiary bank has a Repo Plus account with the FHLB with a current credit line of $20 million that can be renewed on an annual basis.

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

     A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005 is as follows:

	2006	2005
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$60 683	$63 747
Standby letters of credit	4 750	5 265

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

     At December 31, 2006, the company had zero rate lock commitments to originate mortgage loans.

     Short-Term Borrowings. At December 31, 2006, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers and federal funds purchased through The Bankers Bank. These borrowings generally mature the day following the day sold. The total of short-term borrowings were $10.5 million on December 31, 2006 and $19.6 million on December 31, 2005. The short-term borrowings at December 31, 2005 were securities sold under agreements to repurchase that were secured transactions with customers.

     The table below presents selected information on these short-term borrowings:

	December 31
	2006	2005
Balance outstanding at year end	$10 526	$19 557
Maximum balance at any month-end during the year	$24 979	$27 467
Average balance for the year	$16 497	$20 307
Weighted average rate for the year	4.26%	3.10%
Weighted average rate at year end	4.13%	3.63%
Estimated fair value	$10 526	$19 557

     Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2006:

Payments (in thousands) Due By Period
			Over 1	Over 3
		Less	Year	Years
		than 1	through	through
	Total	Year	3 Years	5 Years
Long-Term Debt Obligations	$ 620	$ 408	$ 212	$ - -

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

     The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of December 31, 2006:

		% Change in
Change in Yield Curve		Net Income
+	200 basis points	+	5.1%
+	100 basis points	+	2.6%
	Most likely		0
-	100 basis points	-	2.8%
-	200 basis points	-	5.9%

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

     The following chart reflects the change in net market value over different rate environments as of December 31, 2006:

		Change in Economic Value of Equity
Change in Yield Curve		(dollars in thousands)
+	200 basis points	$-	4,599
+	100 basis points	-	2,182
	Most likely		0
-	100 basis points	+	1,652
-	200 basis points	+	2,628

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Potomac Bancshares, Inc.
Charles Town, West Virginia

We have audited the consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 8 to the consolidated financial statements, on December 31, 2006, Potomac Bancshares, Inc. changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia
March 15, 2007

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands, except per share data)

	2006	2005
ASSETS
Cash and due from banks	$6 214	$7 607
Interest-bearing deposits in other financial institutions	367	508
Securities purchased under agreements to resell
and federal funds sold	345	357
Securities available for sale, at fair value	42 706	46 951
Loans held for sale	405	- -
Loans, net of allowance for loan losses of $2,423
in 2006 and $2,161 in 2005	227 646	208 274
Premises and equipment, net	6 421	6 045
Accrued interest receivable	1 431	1 152
Other assets	7 214	6 433

Total Assets	$292 749	$277 327

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$29 873	$32 614
Interest-bearing	221 905	197 266
Total Deposits	$251 778	$229 880
Accrued interest payable	672	331
Securities sold under agreements to repurchase and federal
funds purchased	10 526	19 557
Federal Home Loan Bank advances	620	1 005
Other liabilities	2 436	1 522
Commitments and contingent liabilities	- -	- -
Total Liabilities	$266 032	$252 295

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; issued, 2006, 3,671,691 shares; 2005, 3,600,000 shares	$3 672	$3 600
Surplus	3 661	2 400
Undivided profits	22 677	21 158
Accumulated other comprehensive (loss)	(1 014)	(276)
	$28 996	$26 882
Less cost of shares acquired for the treasury, 2006,
238,108 shares; 2005, 206,878 shares	2 279	1 850
Total Stockholders’ Equity	$26 717	$25 032

Total Liabilities and Stockholders’ Equity	$292 749	$277 327

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$16 712	$13 705	$10 358
Interest on securities held to maturity - taxable	- -	- -	35
Interest on securities available for sale - taxable	2 095	1 516	1 540
Interest on securities available for sale - nontaxable	57	52	7
Interest on securities purchased under agreements
to resell and federal funds sold	65	43	39
Other interest and dividends	170	108	29
Total Interest and Dividend Income	$19 099	$15 424	$12 008

Interest Expense:
Interest on deposits	$6 183	$3 440	$2 091
Interest on securities sold under agreements to repurchase
and federal funds purchased	564	516	232
Federal Home Loan Bank advances	185	179	86
Total Interest Expense	$6 932	$4 135	$2 409

Net Interest Income	$12 167	$11 289	$9 599

Provision for Loan Losses	331	330	289

Net Interest Income after Provision
for Loan Losses	$11 836	$10 959	$9 310

Noninterest Income:
Trust and financial services	$1 071	$986	$826
Service charges on deposit accounts	1 724	1 582	1 512
Visa/MC Fees	364	274	180
Net gain on sale of loans	117	187	157
(Loss) on sale of securities available for sale	- -	(369)	(26)
Other operating income	490	525	509
Total Noninterest Income	$3 766	$3 185	$3 158

Noninterest Expenses:
Salaries and employee benefits	$5 104	$4 518	$4 076
Net occupancy expense of premises	546	507	399
Furniture and equipment expenses	890	875	881
Advertising and marketing	297	281	222
Stationery and supplies	162	171	156
Postage	159	149	157
Other professional fees	140	144	203
ATM and check card expense	319	252	196
Other operating expenses	1 644	1 563	1 378
Total Noninterest Expenses	$9 261	$8 460	$7 668
Income Before Income Tax Expense	$6 341	$5 684	$4 800
Income Tax Expense	2 306	2 020	1 710

Net Income	$4 035	$3 664	$3 090

Earnings Per Share, basic	$1.17	$1.06	$.89
Earnings Per Share, diluted	$1.16	$1.05	$.89

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	Income (Loss)	Income	Total
Balances, December 31, 2003	$1 800	$4 200	$16 543	$(1 709)	$498		$21 332

Comprehensive income
Net income – 2004	- -	- -	3 090	- -	- -	$3 090	3 090
Other comprehensive (loss):
Unrealized holding (losses)
arising during the period
(net of tax, $277)	- -	- -	- -	- -	(540)	(540)	(540)
Reclassification for losses
included in net income
(net of tax, $9)	- -	- -	- -	- -	17	17	17
Total comprehensive income						$2 567
Cash dividends – 2004
($.29 per share)	- -	- -	(1 002)	- -	- -		(1 002)
Purchase of treasury shares:
6,110 shares	- -	- -	- -	(141)	- -		(141)
Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

Comprehensive income
Net income – 2005	- -	- -	3 664	- -	- -	$3 664	3 664
Other comprehensive (loss):
Unrealized holding (losses)
arising during the period
(net of tax, $255)	- -	- -	- -	- -	(495)	(495)	(495)
Reclassification for losses
included in net income
(net of tax, $125)	- -	- -	- -	- -	244	244	244
Total comprehensive income						$3 413
Stock split in the form of a
100% stock dividend	1 800	(1 800)	- -	- -	- -		- -
Cash dividends – 2005
($.33 per share)	- -	- -	(1 137)	- -	- -		(1 137)
Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032

Comprehensive income
Net income – 2006	- -	- -	4 035	- -	- -	$4 035	4 035
Other comprehensive income:
Unrealized holding gains
arising during the period
(net of tax, $63)	- -	- -	- -	- -	123	123	123
Total comprehensive income						$4 158
Adjustment to initially apply
FASB Statement No. 158,
in regard to pension and
other postretirement
benefits (net of tax, $444)	- -	- -	- -	- -	(861)		(861)
2% stock dividend	72	1 149	(1 221)	- -	- -		- -
Purchase of treasury shares:
27,093 shares	- -	- -	- -	(429)	- -		(429)
Stock compensation expense	- -	112	- -	- -	- -		112
Cash dividends – 2006
($.38 per share)	- -	- -	(1 295)	- -	- -		(1 295)
Balances, December 31, 2006	$3 672	$3 661	$22 677	$(2 279)	$(1 014)		$26 717

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006		2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$4 035		$3 664		$3 090
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses		331		330		289
Depreciation		582		578		605
Deferred tax (benefit)		(190)		(41)		(32)
Discount accretion and premium
amortization on securities, net		(131)		69		101
Loss on sale of securities available for sale		- -		369		26
Stock compensation expense		112		- -		- -
Proceeds from sale of loans		7 285		10 260		8 749
Origination of loans for sale		(7 690)		(10 112)		(8 333)
Changes in assets and liabilities:
(Increase) in accrued interest receivable		(279)		(239)		(4)
(Increase) in other assets		(211)		(1 123)		(444)
Increase in accrued interest payable		341		151		52
(Decrease) increase in other liabilities		(391)		420		89
Net cash provided by operating activities		$3 794		$4 326		$4 188

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities held to maturity	$	- -	$	- -		$6 000
Proceeds from maturity of securities available for sale		15 500		9 000		2 000
Proceeds from sale of securities available for sale		- -		13 900		8 974
Proceeds from call of securities available for sale		2 500		- -		5 000
Purchases of securities available for sale		(13 437)		(23 331)		(25 805)
Net (increase) in loans		(19 703)		(31 565)		(38 994)
Purchases of premises and equipment		(958)		(836)		(1 401)
Net cash (used in) investing activities		$(16 098)		$(32 832)		$(44 226)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits		$(2 741)		$(1 622)		$8 840
Net increase in interest-bearing deposits		24 639		30 951		18 455
Net proceeds (repayment) of securities sold under agreements to
repurchase and federal funds purchased		(9 031)		1 980		8 378
Net proceeds (repayment) of Federal Home Loan Bank advances		(385)		(5 365)		4 655
Purchase of treasury shares		(429)		- -		(141)
Cash dividends		(1 295)		(1 137)		(1 002)
Net cash provided by financing activities		$10 758		$24 807		$39 185

(Decrease) in cash and cash equivalents		$(1 546)		$(3 699)		$(853)

CASH AND CASH EQUIVALENTS
Beginning		8 472		12 171		13 024
Ending		$6 926		$8 472		$12 171

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest		$6 591		$3 984		$2 357
Income taxes		$2 936		$1 519		$1 677

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale		$186		$(381)		$(791)
Adjustment to initially apply FASB Statement No. 158
in regard to pension and other postretirement benefits		$(1 305)	$	- -	$	- -

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

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

Employee Benefit Plans

The company sponsors the following employee benefit plans:

  a noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements,

  a postretirement life insurance plan covering current and future retirees with 25 years of service over the age of 60,

  a health care plan for current retirees who met certain eligibility requirements that is not available for future retirees and a 401(k) retirement savings plan available to fulltime employees meeting certain age and service requirements. Under this plan the employer may make a discretionary matching contribution each plan year and may also make other discretionary contributions to the plan.

Stock Dividends

On March 14, 2006 the Board of Directors declared a 2% stock dividend. Shares increased from 3,600,000 to 3,671,691. On February 8, 2005 the Board of Directors declared a stock split in the form of a 100% stock dividend. Shares increased from 1,800,000 to 3,600,000.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and are determined using the treasury method. All amounts have been retroactively restated for the stock .

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. These shares have been restated to reflect the 2% stock dividend declared March 14, 2006 and the 100% stock dividend declared February 8, 2005. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

In December 2004, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and non vested shares, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the twelve month period ending December 31, 2006 was $112 thousand, which impacted basic and diluted earnings per share by $.03 for the twelve months ended December 31, 2006.

As of December 31, 2006 there was $171 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Stock-Based Compensation Plan (Continued)

The following illustrates the effect on net income and earnings per share if the company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prior to January 1, 2006:

	For the Years Ended December 31
	2005	2004
	(dollars in thousands except per share amounts)
Net income, as reported	$3 664	$3 090
Less pro forma stock option compensation
expense, net of tax	(55)	(32)
Pro forma net income	$3 609	$3 058

Earnings per share:
Basic – as reported	$1.06	$.89
Basic – pro forma	$1.04	$.88
Diluted – as reported	$1.05	$.89
Diluted – pro forma	$1.04	$.88

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the twelve months ended December 31, 2006 and 2005 was $3.88 and $2.91, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2006 and 2005: option term until exercise 10 years, expected volatility of 17.86% and 19.46%, risk-free interest rates of 4.43% and 4.26%, and expected dividend yields of 2.66% and 3.15%, respectively. Expected volatility is based on the historic volatility of the company’s stock price over the expected life of the options. The expected term is estimated as the average of the contractual life and vesting schedule for the respective options. The risk-free interest rate is the U. S. Treasury zero-coupon issue with a remaining term equal to the expected term of the options granted. The dividend yield is estimated as the ratio of the company’s historical dividends paid per share of common stock to the stock price on the date of grant.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. AB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The company expects application of the pronouncement will have no material impact on its consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company expects application of the statement to have no material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact of recognizing the underfunded status for the company’s defined benefit pension plan and other postretirement plans in the 2006 financial statements is a reduction to accumulated other comprehensive income of $861 thousand.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company expects that FIN 48 will have no material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Note 2. Securities

There were no securities held to maturity as of December 31, 2006 and 2005.

The amortized cost and fair value of securities available for sale as of December 31, 2006 and 2005 (in thousands) are as follows:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$41 213	$16	$(242)	$40 987
State and municipal obligations	1 725	3	(9)	1 719
	$42 938	$19	$(251)	$42 706

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$45 897	$6	$(396)	$45 507
State and municipal obligations	1 473	- -	(29)	1 444
	$47 370	$6	$(425)	$46 951

Note 2. Securities (Continued)

The amortized cost and fair value of the securities available for sale as of December 31, 2006 (in thousands), by contractual maturity, are shown below:

	Amortized	Fair
	Cost	Value
Due in one year or less	$14 434	$14 339
Due after one year through five years	27 419	27 285
Due after five years	1 085	1 082
	$42 938	$42 706

There were no sales of securities available for sale during 2006. Proceeds from sales of securities available for sale were $13.9 million during 2005 and $9.0 million during 2004. Gross losses of $369 thousand were realized on sales in 2005. Gross losses of $30 thousand and gross gains of $4 thousand were realized on sales in 2004.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 22 accounts in the consolidated portfolio that have losses at December 31, 2006. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of December 31, 2006.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2006 and 2005 (in thousands).

	December 31, 2006
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$ 6 753	$(11)	$20 733	$(231)	$27 486	$ (242)
State and municipal obligations	- -	- -	731	(9)	731	(9)
	$ 6 753	$(11)	$21 464	$(240)	$28 217	$ (251)

	December 31, 2005
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$20 278	$ (105)	$13 717	$(291)	$33 995	$ (396)
State and municipal obligations	1 444	(29)	- -	- -	1 444	(29)
	$21 722	$ (134)	$13 717	$(291)	$35 439	$ (425)

Securities with a carrying value of $25.2 million and $41.8 million at December 31, 2006 and 2005 were pledged to secure public funds and other balances as required by law.

Note 3. Loans and Related Party Transactions

The loan portfolio is composed of the following:

December 31
	2006	2005
(in thousands)
Mortgage loans on real estate:
Construction and land development	$53 801	$41 174
Secured by farm land	1 557	2 381
Secured by 1-4 family residential	103 983	98 408
Secured by multifamily residential	3 733	3 486
Secured by nonfarm nonresidential	46 367	43 019
Commercial loans (except those secured
by real estate)	4 247	6 046
Consumer loans	16 089	15 549
All other loans	292	372
Total loans	$230 069	$210 435
Less: allowance for loan losses	2 423	2 161
	$227 646	$208 274

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $144 thousand and $129 thousand, respectively.

Loans to directors and executive officers of the company or to their associates at December 31, 2006 and 2005 totaled $3.3 million and $1.7 million, respectively. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. During 2006, total principal additions were $4.3 million and total principal payments were $2.7 million.

Note 4. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Balances at beginning of year	$2 161	$1 966	$1 724
Provision charged to operating expense	331	330	289
Recoveries added to the allowance	138	113	155
Loan losses charged to the allowance	(207)	(248)	(202)
Balances at end of year	$2 423	$2 161	$1 966

There were no impaired loans at December 31, 2006 and 2005.

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2006 and 2005 totaled $144 thousand and $122 thousand, respectively. If interest had been accrued, such income would have approximated $14 thousand in 2006 and $3 thousand in 2005.

Note 5. Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2006	2005
(in thousands)
Premises and improvements	$6 537	$5 978
Furniture and equipment	5 360	5 304
	$11 897	$11 282
Less accumulated depreciation	5 476	5 237
	$6 421	$6 045

Depreciation included in operating expense for 2006, 2005 and 2004 was $582 thousand, $578 thousand and $605 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $22.6 million and $16.2 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of all time deposits (in thousands) are as follows:

2007	$63 112
2008	16 196
2009	14 823
2010	5 490
2011	2 124
$101 745

Brokered deposits (all in the form of certificates of deposit) totaled $12.9 million and $3.4 million at December 31, 2006 and 2005, respectively.

Note 7. Borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2006 short-term borrowings totaled $10.5 million which included $10.3 in securities sold under agreements to repurchase through secured transactions with customers and $.2 million in federal funds purchased through The Bankers Bank.

At December 31, 2005, short-term borrowings totaled $19.6 million in securities sold under agreements to repurchase with customers.

In June 2001, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank seven year loan with an original balance of $2.5 million and monthly payments of interest and principal with an interest rate of 5.51%. The loan is secured by capital stock, deposits, mortgage collateral and securities collateral of the bank.

Principal payments on the note are due as follows:

2007	$408
2008	212
$620

The balance of this loan at December 31, 2005 was $1,005.

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $170 million at December 31, 2006.

Note 8. Employee Benefit Plans

The company sponsors a 401(k) retirement savings plan available to full-time employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the employer to withhold up to the amount allowed by law each calendar year. The employer may make a discretionary matching contribution each plan year. The employer may also make other discretionary contributions to the plan. The company made 401(k) matching contributions of $56 thousand, $50 thousand and $49 thousand in 2006, 2005 and 2004, respectively.

The company sponsors a funded noncontributory, defined benefit pension plan covering full-time employees over 21 years of age upon completion of one year of service. Benefits are based on average compensation for the five consecutive full calendar years of service which produces the highest average.

The company sponsors an unfunded postretirement life insurance plan covering current and future retirees with 25 years of service over the age of 60 and an unfunded health care plan for current retirees that met certain eligibility requirements.

The company adopted the recognition provisions of FAS 158 in its December 31, 2006 consolidated financial statements.

Note 8. Employee Benefit Plans (Continued)

Incremental Effect of Applying FASB Statement No. 158
on Individual Line Items in the Statement of Financial Position
December 31, 2006
(in thousands)

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Other liabilities (includes liability for
employee benefit plans)	$1 131	$1 305	$2 436
Other assets (includes deferred income taxes)	6 770	444	7 214
Accumulated other comprehensive (loss)	(153)	(861)	(1 014)
Total stockholders’ equity	27 578	(861)	26 717

Obligations and funded status:
	Pension Benefits		Postretirement Benefits
	2006	2005	2006		2005
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$5 490	$4 923		$517		$467
Service cost	274	226		10		7
Interest cost	323	314		30		30
Actuarial (gain) loss	271	222		(20)		39
Benefits paid	(210)	(195)		(22)		(26)
Benefit obligation, ending	$6 148	$5 490		$515		$517

Change in plan assets:
Fair value of plan assets, beginning	$4 097	$3 708	$	- -	$	- -
Actual return on plan assets	436	237		- -		- -
Employer contributions	299	347		22		26
Benefits paid	(210)	(195)		(22)		(26)
Fair value of plan assets, ending	$4 622	$4 097	$	- -	$	- -

Funded status at end of year	$(1 526)	$(1 393)		$(515)		$(517)

Accounts recognized on consolidated
balance sheet as:
Accrued benefit liabilities	$(1 526)	N/A		$(515)		N/A

Unrecognized net (gain) loss	N/A	1 075		N/A		(27)
Unrecognized net obligation (asset) at transition	N/A	- -		N/A		157
Accrued benefit cost included in other liabilities	(1 526)	$(318)		(515)		$(387)

Amounts recognized in accumulated other
comprehensive (loss) consist of:
Net loss (gain)	$1 206	N/A		$(40)		N/A
Unrecognized transition liability	- -	N/A		139		N/A
	$1 206			$99

The accumulated benefit obligation for the defined benefit pension plan was $5.0 million and $4.3 million at December 31, 2006 and 2005, respectively.

Note 8. Employee Benefit Plans (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss):

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Components of net periodic benefit cost:
Service cost	$274	$226	$238	$10	$7	$6
Interest cost	323	314	259	30	30	29
Expected return on plan assets	(331)	(314)	(316)	- -	- -	- -
Amortization of net (gain)	- -	- -	- -	- -	- -	- -
Amortization of prior service cost	- -	- -	- -	- -	- -	- -
Amortization of net obligation
(asset) at transition		(15)	(20)	18	17	18
Recognized actuarial (gain) loss	35	27	- -	- -	(2)	(3)
Net periodic benefit cost	301	$238	$161	58	$52	$50

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive income (loss):
Net loss (gain)	1 206	N/A	N/A	(40)	N/A	N/A
Unrecognized transition liability	- -	N/A	N/A	139	N/A	N/A
Total recognized in other
comprehensive income (loss)	1 206	N/A	N/A	99	N/A	N/A
Total recognized in net periodic
benefit cost and other
comprehensive income (loss)	$1 507	N/A	N/A	$157	N/A	N/A

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year approximates $35 thousand. The estimated unrecognized transition liability for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $17 thousand.

Assumptions
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.00%	6.50%	6.50%	6.00%	6.50%	6.75%
Expected return on plan assets	8.00%	8.50%	8.50%	- -	- -	- -
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

Weighted-average assumptions used to
determine benefit obligations:
Discount rate	6.00%	6.50%	6.50%	6.00%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations at October 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at October 3
	2006	2005
Asset Category
Equities	63%	61%
Fixed income/cash	37%	39%

Total	100%	100%

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

There is no company common stock included in the equity securities of the pension plan at December 31, 2006 and 2005.

Note 8. Employee Benefit Plans (Continued)

Cash Flow

The company expects to contribute $350 thousand to its pension plan in 2007 and $23 thousand to its postretirement plan in 2007.

The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
	(in thousands)
2007	$219	$23
2008	257	25
2009	265	27
2010	260	29
2011	319	31
2012-2016	2 025	160

For measurement purposes, an 8.5% annual rate of increase in per capita health care costs of covered benefits was assumed for 2006, 2005 and 2004, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$19	$(20)
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	2	(2)

Note 9. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	December 31, 2006		December 31, 2005		December 31, 2004
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3 454 961	$1.17	3 460 984	$1.06	3 463 373	$.89

Effect of dilutive securities:
Stock options	12 948		16 554		2 522

Diluted earnings per share	3 467 909	$1.16	3 477 538	$1.05	3 465 895	$.89

Shares outstanding have been restated to reflect the 2% stock dividend in 2006 and the 100% stock dividend in 2005.

Note 10. Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company. This plan permits the issuance of incentive stock options and non-qualified stock options. The plan authorizes the issuance of up to 183,600 shares (shares have been restated to reflect the 2% stock dividend declared March 14, 2006 and the 100% stock dividend declared on February 8, 2005) of common stock.

A summary of option activity under the plan as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Life in Years	(in thousands)
Outstanding at beginning of year	75 848	$12.76
Granted	45 889	17.25
Exercised	- -	- -
Forfeited	(5 998)	14.88

Outstanding at end of year	115 739	$14.31	8	$968
Exercisable at end of year	56 540	$13.86	8	$520

Weighted average fair value
of options granted	$3.88

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the company’s stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. The following table summarizes options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price
$11.28	34 662	7.0	$11.28	21 198	$11.28
14.00	41 186	8.0	14.00	20 052	14.00
17.25	39 891	9.0	17.25	15 290	17.25
	115 739			56 540

Note 11. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Deferred tax assets:
Reserve for loan losses	$669	$580
Accrued pension expense	519	89
Accrued postretirement benefits	175	132
Nonaccrual interest	5	1
Stock option expense	20	- -
Home equity closing costs	61	- -
Securities available for sale	79	142
	$1 528	$944
Deferred tax liabilities:
Net loan origination costs	9	- -
Depreciation	130	123
	$139	$123

Net deferred tax assets	$1 389	$821

The provision for income taxes charged to operations for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(in thousands)
Current tax expense	$2 496	$2 061	$1 742
Deferred tax expense (benefit)	(190)	(41)	(32)
	$2 306	$2 020	$1 710

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004 due to the following:

	2006	2005	2004
Computed “expected” tax expense	$2 156	$1 933	$1 632
Increase (decrease) in income taxes resulting from:
Tax exempt income	(87)	(86)	(75)
State income taxes, net of federal income tax benefit	202	173	149
Other	35	- -	4
	$2 306	$2 020	$1 710

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding, various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions.

See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company has approximately $377 thousand in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2006.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2006 and 2005, the aggregate amounts of daily average required balances were approximately $300 thousand for each time period.

Note 13. Retained Earnings

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2006, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $6.5 million or 24.3% of the consolidated net assets.

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

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005 (in thousands) is as follows:

	2006	2005
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$60 683	$63 747
Standby letters of credit	4 750	5 265

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

At December 31, 2006, the company had no rate lock commitments to originate mortgage loans and loans held for sale in the amount of $405 thousand. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell loans that are held for sale. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

At December 31, 2006 and 2005, the fair value of loan commitments and standby-letters of credit was immaterial.

Note 15. Fair Value of Financial Instruments and Interest Rate Risk (Continued)

The estimated fair values of the company’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$6 581	$6 581	$8 115	$8 115
Securities purchased under
agreements to resell and
federal funds sold	345	345	357	357
Securities available for sale	42 706	42 706	46 951	46 951
Loans, net	227 646	226 928	208 274	206 838
Loans held for sale	405	405	- -	- -
Accrued interest receivable	1 431	1 431	1 152	1 152

Financial liabilities:
Deposits	251 778	251 823	229 880	229 941
Repurchase agreements	10 526	10 526	19 557	19 557
FHLB advances	620	620	1 005	1 005
Accrued interest payable	672	672	331	331

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

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the company and the bank meet all capital adequacy requirements to which they are subject.

Note 16. Regulatory Matters (Continued)

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The company’s and the bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets):
Consolidated	$30 154	13.82%	$17 455	8.0%	N/A	N/A
Bank of Charles Town	$29 695	13.64%	$17 421	8.0%	$21 776	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$27 731	12.71%	$8 728	4.0%	N/A	N/A
Bank of Charles Town	$27 272	12.52%	$8 710	4.0%	$13 066	6.0%
Tier 1 capital (to average assets):
Consolidated	$27 731	9.34%	$11 882	4.0%	N/A	N/A
Bank of Charles Town	$27 272	9.20%	$11 863	4.0%	$14 829	5.0%

As of December 31, 2005:
Total capital (to risk-weighted assets):
Consolidated	$27 469	13.76%	$15 968	8.0%	N/A	N/A
Bank of Charles Town	$27 148	13.62%	$15 946	8.0%	$19 932	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$25 308	12.68%	$7 984	4.0%	N/A	N/A
Bank of Charles Town	$24 987	12.54%	$7 973	4.0%	$11 959	6.0%
Tier 1 capital (to average assets):
Consolidated	$25 308	9.18%	$11 030	4.0%	N/A	N/A
Bank of Charles Town	$24 987	9.07%	$11 019	4.0%	$13 773	5.0%

Note 17. Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2006 and 2005

	2006		2005
ASSETS

Cash		$25		$40
Investment in subsidiary		26 258		24 711
Other assets		434		281

Total Assets		$26 717		$25 032

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES, other	$	- -	$	- -

STOCKHOLDERS’ EQUITY
Common stock		$3 672		$3 600
Surplus		3 661		2 400
Undivided profits		22 677		21 158
Accumulated other comprehensive (loss)		(1 014)		(276)
		$28 996		$26 882
Less cost of shares acquired for the treasury		2 279		1 850
Total Stockholders’ Equity		$26 717		$25 032

Total Liabilities and Stockholders’ Equity		$26 717		$25 032

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005		2004
Income
Dividends from subsidiary	$1 905		$1 487		$1 193
Interest income	1		- -		- -
Total Income	$1 906		$1 487		$1 193

Expenses
Stock compensation expense	$112	$	- -	$	- -
Other professional fees	39		34		37
Other operating expenses	56		60		54
Total Expenses	$207		$94		$91

Income before Income Tax (Benefit) and
Equity in Undistributed Income of
Subsidiary	$1 699		$1 393		$1 102

Income Tax (Benefit)	(51)		(31)		(30)

Income before Equity in Undistributed
Income of Subsidiary	$1 750		$1 424		$1 132

Equity in Undistributed Income of Subsidiary	2 285		2 240		1 958

Net Income	$4 035		$3 664		$3 090

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4 035	$3 664	$3 090
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (income) of
subsidiary	(2 285)	(2 240)	(1 958)
Stock compensation expense	112	- -	- -
(Increase) in other assets	(153)	(251)	(5)
(Decrease) in other liabilities	- -	(3)	- -

Net cash provided by operating activities	$1 709	$1 170	$1 127

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(1 295)	$(1 137)	$(1 002)
Purchase of treasury shares	(429)	- -	(141)

Net cash (used in) financing activities	$(1 724)	$(1 137)	$(1 143)

Increase (decrease) in cash and cash equivalents	$(15)	$33	$(16)

CASH AND CASH EQUIVALENTS
Beginning	40	7	23

Ending	$25	$40	$7

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-8 of the Proxy Statement dated March 26, 2007, for the April 24, 2007 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 19 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	48	Employed by bank as of 1/1/01 as President and CEO.

David W. Irvin	Executive Vice President 2004	43	Employed at bank from 2001 to present as Commercial Loan Division Manager.

Gayle Marshall Johnson	Sr. Vice President & Chief Financial Officer 1994	57	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990. Sr. Vice President since 2005.

Donald S. Smith	Vice President 1994	78	Employed at bank 1947 to 1991; President 1979 to 1991 (retired).

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

Item 11. Executive Compensation.

     The information contained on pages 10-15 and page 17 of the Proxy Statement dated March 26, 2007, for the April 24, 2007 Annual Meeting under the captions “Compensation Discussion and Analysis of Executive Compensation,” “Termination and Change in Control Payments,” “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 8-10 of the Proxy Statement dated March 26, 2007, for the April 24, 2007 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
2003 Stock Incentive Plan
approved by shareholders
May 13, 2003	115 739	$14.31	67 861

Item 13. Certain Relationships and Related Transactions.

     The information contained on pages 17-18 of the Proxy Statement dated March 26, 2007, for the April 24, 2007 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information contained on pages 6-7 of the Proxy Statement dated March 26, 2007, for the April 24, 2007 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

               3.1      Articles of Incorporation of Potomac Bancshares, Inc. filed with and incorporated by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994, Registration No. 33-80092.

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

               14.1    Code of Ethics (for all employees)*

               14.2    Code of Ethics for Senior Financial Officers*

               21       Subsidiaries of the Registrant*

               23.1    Consent of Independent Accountants*

               31.1    Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer*

               31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer*

               32.1    Section 1350 Certification of Chief Executive Officer*

               32.2    Section 1350 Certification of Chief Financial Officer*

               99.1    Proxy Statement for the 2007 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

                         *     Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 26, 2007
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 26, 2007
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ J. Scott Boyd	March 26, 2007
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 26, 2007
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 26, 2007
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 26, 2007
Margaret Cogswell, Director

By	/s/ Thomas C. G. Coyle	March 26, 2007
Thomas C. G. Coyle, Director

By	/s/ William R. Harner	March 26, 2007
William R. Harner, Director

Signature & Title		Date

By	/s/ E. William Johnson	March 26, 2007
E. William Johnson, Director

By	/s/ Barbara H. Pichot	March 26, 2007
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 26, 2007
John C. Skinner, Jr., Director

By	/s/ Donald S. Smith	March 26, 2007
Donald S. Smith, Director

By	/s/ C. Larry Togans	March 26, 2007
C. Larry Togans, Director