Form 10-Q
period 2007-03-31
POTOMAC BANCSHARES INC
filed 2007-05-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

3,433,583 as of May 8, 2007

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

March 31, 2007

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of the December 31, 2006 Form 10-K. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	(Unaudited)
	March 31 2007	December 31 2006
Assets:
Cash and due from banks	$6,442	$6,214
Interest-bearing deposits in financial institutions	256	367
Securities purchased under agreements to resell and federal funds sold	10,925	345
Securities available for sale, at fair value	45,309	42,706
Loans held for sale	—	405
Loans, net of allowance for loan losses of $2,437 and $2,423 respectively	228,473	227,646
Premises and equipment, net	6,362	6,421
Accrued interest receivable	1,457	1,431
Other assets	7,353	7,214

Total Assets	$306,577	$292,749

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$29,918	$29,873
Interest-bearing	234,735	221,905

Total Deposits	264,653	251,778
Accrued interest payable	856	672
Securities sold under agreements to repurchase and federal funds purchased	10,111	10,526
Federal Home Loan Bank advances	520	620
Other liabilities	2,986	2,436

Total Liabilities	$279,126	$266,032

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3,672	$3,672
Surplus	3,746	3,661
Undivided profits	23,278	22,677
Accumulated other comprehensive (loss)	(966)	(1,014)

	$29,730	$28,996
Less cost of shares acquired for the treasury, 238,108 shares	2,279	2,279

Total Stockholders’ Equity	$27,451	$26,717

Total Liabilities and Stockholders’ Equity	$306,577	$292,749

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31
	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$4,284	$3,848
Interest on securities available for sale—taxable	487	484
Interest on securities available for sale—nontaxable	16	13
Interest on securities purchased under agreements to resell and federal funds sold	126	7
Other interest and dividends	43	35

Total Interest and Dividend Income	$4,956	$4,387

Interest Expense:
Interest on deposits	$2,023	$1,217
Interest on securities sold under agreements to repurchase and federal funds purchased	101	158
Federal Home Loan Bank advances	8	43

Total Interest Expense	$2,132	$1,418

Net Interest Income	$2,824	$2,969

Provision for Loan Losses	—	—

Net Interest Income after
Provision for Loan Losses	$2,824	$2,969

Noninterest Income:
Trust and financial services	$259	$238
Service charges on deposit accounts	445	394
Visa/MC fees	97	79
Other operating income	148	135

Total Noninterest Income	$949	$846

Noninterest Expenses:
Salaries and employee benefits	$1,275	$1,330
Net occupancy expense of premises	141	144
Furniture and equipment expenses	230	210
Advertising and marketing	66	72
ATM and check card expenses	86	70
Other operating expenses	506	517

Total Noninterest Expenses	$2,304	$2,343

Income before Income Tax Expense	$1,469	$1,472
Income Tax Expense	524	534

Net Income	$945	$938

Earnings Per Share, basic	$.28	$.27

Earnings Per Share, diluted	$.27	$.27

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousands, except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2005	$3,600	$2,400	$21,158	$(1,850)	$(276)		$25,032

Comprehensive income
Net income	—	—	938	—	—	$938	938
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $35)	—	—	—	—	(67)	(67)	(67)

Total comprehensive income						$871

2% stock dividend	72	1,152	(1,224)	—	—		—

Stock compensation expense	—	72	—	—	—		72

Cash dividends ($.09 per share)	—	—	(306)	—	—		(306)

Balances, March 31, 2006	$3,672	$3,624	$20,566	$(1,850)	$(343)		$25,669

Balances, December 31, 2006	$3,672	$3,661	$22,677	$(2,279)	$(1,014)		$26,717

Comprehensive income
Net income	—	—	945	—	—	$945	945
Other comprehensive gain: unrealized holding gains arising during the period (net of tax, $25)	—	—	—	—	48	48	48

Total comprehensive income						$993

Stock compensation expense	—	85	—	—	—		85

Cash dividends ($.10 per share)	—	—	(344)	—	—		(344)

Balances, March 31, 2007	$3,672	$3,746	$23,278	$(2,279)	$(966)		$27,451

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 2007	March 2006
CASH FLOWS FROM OPERATING ACTIVITIES	$945	$938
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation	140	136
Discount accretion and premium amortization on securities, net	(32)	(15)
Stock compensation expense	85	72
Proceeds from sale of loans	1,609	1,298
Origination of loans for sale	(1,204)	(1,711)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(26)	(172)
(Increase) in other assets	(164)	(358)
Increase in accrued interest payable	184	31
Increase in other liabilities	550	4

Net cash provided by operating activities	$2,087	$223

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$2,500	$—
Purchase of securities available for sale	(4,999)	(4,183)
Net (increase) in loans	(826)	(3,396)
Purchases of premises and equipment	(81)	(161)

Net cash (used in) investing activities	$(3,406)	$(7,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$45	$(1,787)
Net increase in interest-bearing deposits	12,830	7,452
Net (repayment) of securities sold under agreements to repurchase and federal funds purchased	(415)	(3,713)
Net (repayment) proceeds of Federal Home Loan Bank advances	(100)	3,906
Cash dividends	(344)	(306)

Net cash provided by financing activities	$12,016	$5,552

Increase (decrease) in cash and cash equivalents	$10,697	$(1,965)

CASH AND CASH EQUIVALENTS
Beginning	6,926	8,472

Ending	$17,623	$6,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,948	$1,387

Income taxes	$181	$636

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$73	$(102)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and December 31, 2006, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2007 and 2006. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2006. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 36,723 options in the first quarter of 2007 and 45,889 options in the first quarter of 2006. Options granted under the plan may be subject to a graded vesting schedule.

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

Incremental stock-based compensation expense recognized for the three month period ending March 31, 2007 was $85 thousand. Although the stock-based compensation expense reduced net income for the first quarter of 2007, it had no impact on basic and diluted earnings per share.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2007 and 2006 was $3.76 and $3.88, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007 and 2006: option term until exercise 10 years, expected volatility of 19.56% and 17.86%, risk-free interest rates of 4.66% and 4.43%, and expected dividend yields of 2.74% and 2.66%, respectively.

Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(dollars in thousands, except per share amounts)
Options outstanding, January 1	116	$14
Granted	37	16
Exercised	—	—
Canceled or expired	—	—

Options outstanding, March 31	153	15	8	$968

Options exercisable, March 31	84	14	8	$643

As of March 31, 2007 there was $228 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	On March 14, 2006 the Board of Directors of Potomac Bancshares, Inc. declared a 2% stock dividend payable on June 1, 2006. Shares issued increased from 3,600,000 to 3,671,691. All per share information for all periods presented has been restated to reflect this dividend.

4.	The amortized cost and fair value of securities available for sale as of March 31, 2007 and December 31, 2006 (in thousands) are as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$43,745	$31	$(185)	$43,591
State and municipal obligations	1,723	3	(8)	1,718

	$45,468	$34	$(193)	$45,309

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$41,213	$16	$(242)	$40,987
State and municipal obligations	1,725	3	(9)	1,719

	$42,938	$19	$(251)	$42,706

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 23 accounts in the consolidated portfolio that have losses at March 31, 2007. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of March 31, 2007.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2007 and December 31, 2006 (in thousands).

	March 31, 2007
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$3,994	$(6)	$25,080	$(179)	$29,074	$(185)
State and municipal obligations	—	—	731	(8)	734	(8)

Total	$3,994	$(6)	$25,811	$(187)	$29,805	$(193)

	December 31, 2006
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$6,753	$(11)	$20,733	$(231)	$27,486	$(242)
State and municipal obligations	—	—	731	(9)	731	(9)

Total	$6,753	$(11)	$21,464	$(240)	$28,217	$(251)

5.	The loan portfolio, stated at face amount, is composed of the following:

	March 31 2007	December 31 2006
	(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$53,312	$53,801
Secured by farmland	4,616	1,557
Secured by 1-4 family residential	104,052	103,983
Secured by multifamily residential	3,717	3,733
Secured by nonfarm nonresidential	45,061	46,367
Commercial and industrial loans (except those secured by real estate)	4,268	4,247
Consumer loans	15,645	16,089
All other loans	239	292

Total loans	$230,910	$230,069
Less: allowance for loan losses	2,437	2,423

	$228,473	$227,646

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 31 2007	March 31 2006
Balance at beginning of period	$2,423	$2,161

Provision charged to operating expense	—	—
Recoveries added to the allowance	57	38
Loan losses charged to the allowance	(43)	(37)

Balance at end of period	$2,437	$2,162

7.	There were no impaired loans at March 31, 2007 and at December 31, 2006. Nonaccrual loans totaled $15 thousand and $144 thousand at March 31, 2007 and December 31, 2006, respectively.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31 2007	March 31 2006	March 31 2007	March 31 2006
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$68	$57	$3	$2
Interest cost	81	79	8	8
Expected return on plan assets	(83)	(79)	—	—
Amortization of net obligation (asset) at transition	—	(4)	4	4
Recognized net actuarial (gain) loss	9	7	—	(1)

Net periodic benefit cost	$75	$60	$15	$13

Employer Contribution

The company anticipates the 2007 contribution for the pension plan will approximate $350,000. No contribution has been made to date. The company has made payments of $6,661 for the postretirement benefits plan for the first three months of 2007 and anticipates remaining payments for 2007 to total $16,279.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had a $.01 effect on March 31, 2007 earnings per share and no effect on earnings per share available to shareholders on March 31, 2006.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Average Shares	Per Share Amount	Average Shares	Per Share Amount

Basic earnings per share	3,433,583	$.28	3,460,692	$.27

Effect of dilutive securities: Stock options	8,103		18,725

Diluted earnings per share	3,441,686	$.27	3,479,417	$.27

In 2007 stock options representing 79,960 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

As discussed in Note 3, average shares outstanding for all periods presented have been restated to reflect the 2% stock dividend declared March 14, 2006.

10.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that estimated losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

FINANCIAL OVERVIEW

Total assets have increased $13.8 million or 4.7% from the December 2006 total of $292.7 million to $306.6 million at March 31, 2007. Federal funds sold increased approximately $10 million as a result of deposit growth increasing at a higher rate than loan growth. Management decided to keep funds in federal funds temporarily while federal fund rates are competitive with other investments such as bonds. Other contributing factors were increases in securities available for sale and loans of $2.6 million and $800 thousand, respectively.

Total deposits have increased $12.9 million or 5.1% at March 31, 2007 compared to December 31, 2006. Noninterest-bearing deposits have increased .2% and interest-bearing deposits have increased 5.8% during the first quarter of 2007. During the last six quarters the bank has initiated the use of brokered certificates of deposit. These transactions involve both direct purchase of brokered CDs and participation in the CDARS program. These options and an increase in interest rates paid on core deposits have contributed to the increase in interest-bearing deposits and total deposits.

The March 31, 2007 annualized return on average assets is 1.25% compared to 1.39% at December 31, 2006. At March 31, 2007 the annualized return on average equity is 13.86% compared to 15.15% at December 31, 2006. The leverage capital (equity to assets) ratio is 9.41% at March 31, 2007 compared to 9.34% at December 31, 2006.

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

	March 31, 2007	March 31, 2006
Balance at beginning of period	$2,423	$2,161
Charge-offs:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	15	—
Consumer	28	37

Total charge-offs	43	37

Recoveries:
Commercial, financial and agricultural	30	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	27	38

Total recoveries	57	38

Net charge-offs (recoveries)	(14)	(1)
Additions charged to operations	—	—

Balance at end of period	$2,437	$2,162

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(.006)%	—

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

	March 31, 2007	March 31, 2006
Nonaccrual loans	$15	$131
Restructured loans	—	—
Foreclosed properties	—	—

Total nonperforming assets	$15	$131

Loans past due 90 days accruing interest	$—	$—

Allowance for loan losses to period end loans	1.06%	1.01%

Nonperforming assets to period end loans and foreclosed properties	.006%	.06%

At March 31, 2007, other potential problem loans (excluding impaired loans) total $1.7 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the three months ended March 31, 2007 and 2006 are highlighted below.

➢	Net income in 2007 is .7% greater than 2006 net income.

➢	At March 31, 2007 total interest and dividend income is up 13.0% compared to March 31, 2006 due to loan growth and some increase in interest rates.

➢

The income on the federal funds sold increased greatly because of the increase in volume and in interest rates. Management decided to temporarily invest higher than normal amounts in federal funds because of the competitive rate compared to alternative types of investments. Federal funds provide additional liquidity versus those alternative investments.

➢

Interest expense continues to increase. At the end of March 31, 2007 interest expense was 50.4% above 2006 expense for the same time period. The increase in expense is a combination of growth in deposits and higher interest rates being paid to retain deposits and attract additional deposit growth.

➢

Net interest income through March 31, 2007 has decreased 4.9% compared to March 31, 2006. Rising interest rates and deposit growth outpacing loan growth are the major contributing factors to the decrease.

➢

Net interest margin at March 31, 2007 is 4.0%, down from the December 31, 2006 figure of 4.5%. During the first three months of 2007, the overall average rate on loans matched the 7.6% overall average rate on loans at December 31, 2006. During this same period the overall average rate being paid on deposits increased to 3.5% from 2.9% at December 31, 2006.

Noninterest income increased 12.2% for the three months ended March 31, 2007 compared to March 31, 2006. Some significant income items are listed here.

➢	Trust and financial services income increased 8.8% at March 31, 2007 compared to March 31, 2006 due to some increase in interest rates and to increased contributions from BCT Investments.

➢

Service charges on deposit accounts have increased 12.9% in 2007 over 2006. Increased volume of overdraft and returned check charges are responsible for this increase. Volume of ATM and dormant account fees have decreased during the same period.

➢

Credit and debit card fees have increased 22.8% at March 31, 2007 compared to the same time in 2006 due to the growth in the deposit account base and continued concentration on sale of cards by bank personnel.

➢

Net gain on sale of loans has increased 30.4% at March 31, 2007 compared to the same time in 2006. Secondary market loan business picked up in the fourth quarter of 2006. The increase is due to the sale of those loans.

➢	Cash surrender value of life insurance has increased 20.0% in 2007 over the same period in 2006 due to increased interest rates on some policies.

Noninterest expense decreased 1.7% for the three months ended March 31, 2007 compared to the same period in 2006. Some details are listed below.

➢

Salaries and employee benefits for the first three months of 2007 have decreased 4.1% compared to the first three months of 2006. The largest contributors to this reduction are FASB 91 salary deferrals and a decrease in group insurance costs.

➢

Occupancy and furniture and equipment expense has increased 4.8% in 2007 compared to 2006. As the bank continues to grow so does the space and equipment needed to respond to the growth. Facilities have been remodeled, several additional office spaces have been leased and, as has been the case for a number of years, the bank’s continual attention to staying on the cutting edge of technology comes at considerable cost.

➢

Advertising and marketing expenses have decreased 8.3% in 2007 compared to 2006. As the new marketing program has evolved the bank has been able to reduce costs through collaboration with our outside marketing agency.

➢	Auditing and accounting expenses have decreased 27.0% in 2007 compared to 2006 due to the internal audit department not outsourcing any work in the first quarter of 2007.

➢

ATM and check card expenses have increased 22.9% in the first three months of 2007 compared to the same time period in 2006 due to growth in the deposit account base and concentrated sales efforts of the bank staff to market this product.

➢	Other noninterest expenses have decreased at March 31, 2007 compared to March 31, 2006. Significant details in this category include the following.

•

Printing, stationery and supplies expense is 53.4% greater in 2007 than in 2006. The increase is due in part to increased costs related to deposit account supplies such as statements and printed checks since deposit accounts have increased in 2007 compared to 2006. There have also been some procedure changes that have required reprinting of forms and timing differences in payments for supplies.

•	Home equity closing costs are down 61.9% in 2007 compared to 2006 due to a slowdown in the housing market and home values dropping.

•	Other professional fees have decreased 27.8% in 2007 compared to 2006. In 2006 a fee was paid to an employment consulting company in relation to hiring their client.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2007.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through March 31, 2007 net income as adjusted has provided cash of $2.1 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through March 31, 2007 is $3.4 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2007 through March 31 is $12.0 million.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the company is adequate to meet present and future financial obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes during the first quarter of 2007 to the quantitative and qualitative disclosures about market risk as discussed in the annual report of Form 10-K as of December 31, 2006.

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

There have been no significant changes during the first quarter of 2007 to the risk factors as discussed in the annual report on Form 10-K as of December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	NONE	—	—	107,960
February 1 through February 28	NONE	—	—	107,960
March 1 through March 31	NONE	—	—	107,960

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

POTOMAC BANCSHARES, INC.

Date: May 15, 2007	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: May 15, 2007	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer