Form 10-Q
period 2007-06-30
POTOMAC BANCSHARES INC
filed 2007-08-13
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

3,410,000 as of August 10, 2007

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2007

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

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)
	June 30 2007	December 31 2006
Assets:
Cash and due from banks	$7 806	$6 214
Interest-bearing deposits in financial institutions	167	367
Securities purchased under agreements to resell and federal funds sold	3 402	345
Securities available for sale, at fair value	42 105	42 706
Loans held for sale	465	405
Loans, net of allowance for loan losses of $2,406 and $2,423 respectively	223 397	227 646
Premises and equipment, net	6 306	6 421
Accrued interest receivable	1 420	1 431
Other assets	7 655	7 214

Total Assets	$292 723	$292 749

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$29 721	$29 873
Interest-bearing deposits	221 596	221 905

Total Deposits	251 317	251 778
Accrued interest payable	614	672
Securities sold under agreements to repurchase and federal funds purchased	10 321	10 526
Federal Home Loan Bank advances	419	620
Other liabilities	1 999	2 436

Total Liabilities	$264 670	$266 032

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 762	3 661
Undivided profits	24 030	22 677
Accumulated other comprehensive (loss)	(1 132)	(1 014)

	$30 332	$28 996

Less cost of shares acquired for the treasury, 238,108 shares	2 279	2 279

Total Stockholders’ Equity	$28 053	$26 717

Total Liabilities and Stockholders’ Equity	$292 723	$292 749

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$4 315	$4 131	$8 599	$7 979
Interest on securities available for sale—taxable	495	533	982	1 017
Interest on securities available for sale—nontaxable	19	13	35	26
Interest on securities purchased under agreement to resell and federal funds sold	131	26	257	33
Other interest and dividends	54	53	97	88

Total Interest and Dividend Income	$5 014	$4 756	$9 970	$9 143

Interest Expense:
Interest on deposits	$1 869	$1 460	$3 892	$2 677
Interest on securities sold under agreements to repurchase and federal funds purchased	104	135	205	293
Federal Home Loan Bank advances	7	16	15	59

Total Interest Expense	$1 980	$1 611	$4 112	$3 029

Net Interest Income	$3 034	$3 145	$5 858	$6 114

Provision for Loan Losses	—	75	—	75

Net Interest Income after Provision for Loan Losses	$3 034	$3 070	$5 858	$6 039

Noninterest Income:
Trust and financial services	$267	$356	$526	$594
Service charges on deposit accounts	505	444	950	838
BCT Visa/MC Fees	115	90	212	169
Other operating income	201	181	349	316

Total Noninterest Income	$1 088	$1 071	2 037	1 917

Noninterest Expenses:
Salaries and employee benefits	$1 188	$1 300	$2 463	$2 630
Net occupancy expense of premises	135	129	276	273
Furniture and equipment expenses	231	223	461	433
Advertising and marketing	47	79	113	151
Miscellaneous expense	152	19	155	56
ATM and check card expenses	95	82	181	152
Other operating expenses	545	503	1 048	983

Total Noninterest Expenses	$2 393	$2 335	$4 697	$4 678

Income before Income Tax Expense	$1 729	$1 806	$3 198	$3 278
Income Tax Expense	626	620	1 150	1 154

Net Income	$1 103	$1 186	$2 048	$2 124

Earnings Per Share, basic	$.32	$.34	$.60	.61

Earnings Per Share, diluted	$.32	$.34	$.59	.61

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032

Comprehensive income
Net income	—	—	2 124	—	—	$2 124	2 124
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $82)	—	—	—	—	(159)	(159)	(159)

Total comprehensive income						$1 965

2% stock dividend	72	1 149	(1 221)	—	—		—

Stock compensation expense	—	85	—	—	—		85

Cash dividends ($.18 per share)	—	—	(631)	—	—		(631)

Balances, June 30, 2006	$3 672	$3 634	$21 430	$(1 850)	$(435)		$26 451

Balances, December 31, 2006	$3 672	$3 661	$22 677	$(2 279)	$(1 014)		$26 717

Comprehensive income
Net income	—	—	2 048	—	—	$2 048	2 048
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $61)	—	—	—	—	(118)	(118)	(118)

Total comprehensive income						$1 930

Stock compensation expense	—	101	—	—	—		101
Cash dividends ($.20 per share)	—	—	(695)	—	—		(695)

Balances, June 30, 2007	$3 672	$3 762	$24 030	$(2 279)	$(1 132)		$28 053

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 2007	June 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2 048	$2 124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	75
Depreciation	282	280
Discount accretion and premium amortization on securities, net	(48)	(53)
Stock compensation expense	101	85
Proceeds from sale of loans	5 205	3 840
Origination of loans for sale	(5 265)	(4 529)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	11	(89)
(Increase) in other assets	(306)	(220)
(Decrease) increase in accrued interest payable	(58)	69
(Decrease) in other liabilities	(437)	(552)

Net cash provided by operating activities	$1 533	$1 030

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$9 800	$5 500
Proceeds from call of securities available for sale	5 035	—
Purchase of securities available for sale	(14 363)	(9 183)
Net decrease (increase) in loans	4 174	(12 018)
Purchases of premises and equipment	(168)	(771)

Net cash provided by (used in) investing activities	$4 478	$(16 472)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	$(152)	$950
Net (decrease) increase in interest-bearing deposits	(309)	15 234
Net (repayment) of securities sold under agreements to repurchase and federal funds sold	(205)	(7 667)
Net (repayment) proceeds of Federal Home Loan Bank advances	(201)	5 810
Cash dividends	(695)	(631)

Net cash (used in) provided by financing activities	$(1 562)	$13 696

Increase (decrease) in cash and cash equivalents	$4 449	$(1 746)

CASH AND CASH EQUIVALENTS
Beginning	6 926	8 472

Ending	$11 375	$6 726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4 171	$2 960

Income taxes	$1 377	$1 522

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(179)	$(241)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and December 31, 2006, the results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2007 and 2006. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2006. The results of operations for the three month and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. On April 24, 2007 the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted 36,723 options in the first quarter of 2007 and 45,889 options in the first quarter of 2006. Options granted under the plan may be subject to a graded vesting schedule.

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

Incremental stock-based compensation expense recognized for the six month period ending June 30, 2007 was $101 thousand. Although the stock-based compensation expense reduced net income, it had no impact on basic and diluted earnings per share at June 30, 2007.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the six months ended June 30, 2007 and 2006 was $3.76 and $3.88, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007 and 2006: option term until exercise 10 years, expected volatility of 19.56% and 17.86%, risk-free interest rates of 4.66% and 4.43%, and expected dividend yields of 2.74% and 2.66%, respectively.

Stock option plan activity for the six months ended June 30, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(dollars in thousands, except per share amounts)
Options outstanding, January 1	116	$14
Granted	37	16
Exercised	—	—
Canceled or expired	—	—

Options outstanding, June 30	153	15	8	$968

Options exercisable, June 30	84	14	8	$643

As of June 30, 2007 there was $211 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	On March 14, 2006 the Board of Directors of Potomac Bancshares, Inc. declared a 2% stock dividend payable on June 1, 2006. Shares issued increased from 3,600,000 to 3,671,691. All per share information for all periods presented has been restated to reflect this dividend.

4.	The amortized cost and fair value of securities available for sale as of June 30, 2007 and December 31, 2006 (in thousands) are as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$40 457	$—	$(359)	$40 098
State and municipal obligations	2 057	—	(50)	2 007

	$42 514	$—	$(409)	$42 105

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$41 213	$16	$(242)	$40 987
State and municipal obligations	1 725	3	(9)	1 719

	$42 938	$19	$(251)	$42 706

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 33 accounts in the consolidated portfolio that have losses at June 30, 2007. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of June 30, 2007.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2007 and December 31, 2006 (in thousands).

	June 30, 2007
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$20 313	$(170)	$17 786	$(189)	$38 099	$(359)
State and municipal obligations	1 287	(33)	720	(17)	2 007	(50)

Total	$21 600	$(203)	$18 506	$(206)	$40 106	$(409)

	December 31, 2006
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$6 753	$(11)	$20 733	$(231)	$27 486	$(242)
State and municipal obligations	—	—	731	(9)	731	(9)

Total	$6 753	$(11)	$21 464	$(240)	$28 217	$(251)

5.	The loan portfolio, stated at face amount, is composed of the following:

	June 30 2007	December 31 2006
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$53 717	$53 801
Secured by farmland	1 715	1 557
Secured by 1-4 family residential	99 440	103 983
Secured by multifamily residential	3 684	3 733
Secured by nonfarm nonresidential	47 324	46 367
Commercial and industrial loans (except those secured by real estate)	4 599	4 247
Consumer loans	15 107	16 089
All other loans	217	292

Total loans	$225 803	$230 069
Less: allowance for loan losses	2 406	2 423

	$223 397	$227 646

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 30 2007	June 30 2006

Balance at beginning of period	$2 423	$2 161

Provision charged to operating expense	—	75
Recoveries added to the allowance	89	62
Loan losses charged to the allowance	(106)	(77)

Balance at end of period	$2 406	$2 221

7.	There were no impaired loans at June 30, 2007 and at December 31, 2006. There were no nonaccrual loans at June 30, 2007 and $144 thousand in nonaccrual loans at December 31, 2006.

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30 2007	June 30 2006	June 30 2007	June 30 2006
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$137	$113	$5	$4
Interest cost	162	157	15	15
Expected return on plan assets	(166)	(157)	—	—
Amortization of net obligation (asset) at transition	—	(8)	9	9
Recognized net actuarial (gain)loss	18	14	—	(1)

Net periodic benefit cost	$151	$119	$29	$27

Employer Contribution

Through the six months ended June 30, 2007, the company has contributed $485,000 to the pension plan. The company has made payments of $10,404 for the postretirement benefits plan for the first six months of 2007 and anticipates remaining payments for 2007 to total $12,536.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings available to shareholders.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 433 583	$.60	3 460 676	$.61
Effect of dilutive securities:
Stock options	9 043		17 840
Diluted earnings per share	3 442 626	$.59	3 478 516	$.61

As of June 30, 2007 stock options representing 79,960 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

Average shares outstanding for all periods presented have been restated to reflect the 2% stock dividend discussed in Note 3.

10.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

FINANCIAL OVERVIEW

The bank is currently experiencing a decrease in loan demand. This trend has affected our deposit strategy. We had been offering CD specials to increase deposits. The bank is no longer offering these specials in an attempt to keep expenses under control until loan demand begins to increase. We anticipate loan demand will begin to pick up in the first six months of 2008. The effect on the balance sheet and income statement are outlined below.

Total assets are basically unchanged from the December 2006 total of $292.7 million with a decrease of $26 thousand or .01%. Since loan demand has been low the excess deposits have been invested in federal funds sold. The choice to invest in federal funds sold is driven by two factors. Federal funds sold are currently competitive with other investment options and they provide better liquidity than other investment options.

Total deposits have decreased $.5 million or .2% at June 30, 2007 compared to December 31, 2006. The decrease in noninterest-bearing deposits is .5% at June 30, 2007 compared to December 31, 2006. Interest-bearing deposits have decreased .1% during the same time period. The bank initiated the use of brokered CDs approximately two years ago. We currently buy brokered CDs directly and participate in the CDARS program. The bank is not renewing brokered CDs because of the decrease in loan demand and to reduce the interest expense incurred for these deposits. In addition, core CDs and deposits in the CDARS program have increased because of the CD specials offered in the past and higher rates paid on CDARS deposits.

The June 30, 2007 annualized return on average assets is 1.36% compared to 1.39% at December 31, 2006. At June 30, 2007 the annualized return on average equity is 14.81% compared to 15.15% at December 31, 2006. The leverage capital (equity to assets) ratio is 9.68% at June 30, 2007 compared to 9.34% at December 31, 2006. The Tier 1 capital (equity to total risk weighted assets) ratio is 13.32% at June 30, 2007 compared to 12.71% at December 31, 2006. The total capital (total equity to risk weighted assets) ratio is 14.42% at June 30, 2007 compared to 13.82% at December 31, 2006.

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Net charge-offs for the company have been very low when compared with the size of the total loan portfolio. Management monitors the loan portfolio continuously with procedures that allow for problem loans and potential problem loans to be highlighted and watched. Written reports are prepared on a quarterly basis for all loans and information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	June 30, 2007	June 30, 2006
Balance at beginning of period	$2423	$2161
Charge-offs:
Commercial, financial and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	30	—
Consumer	76	77

Total charge-offs	106	77

Recoveries:
Commercial, financial and agricultural	30	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	59	62

Total recoveries	89	62

Net charge-offs	17	15
Additions charged to operations	—	75
Balance at end of period	$2 406	$2 221

Ratio of net charge-offs during the period to average loans outstanding during the period	.007%	.007%

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

	June 30, 2007	June 30, 2006
Nonaccrual loans	$—	$130
Restructured loans	—	—
Foreclosed properties	75	—

Total nonperforming assets	$75	$130

Loans past due 90 days accruing interest	$13	$—

Allowance for loan losses to period end loans	1.07%	1.00%

Nonperforming assets to period end loans and foreclosed properties	.03%	.06%

At June 30, 2007, other potential problem loans (excluding impaired loans) totaled $1.7 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. A portion of the allowance for loan losses is specifically allocated for these loans as a group at a rate that reflects the potential problems these loans may present.

The details of the income statements for the three months and six months ended June 30, 2007 and 2006 are highlighted below.

•	Net income is down 7% for the June quarter of 2007 compared to the same quarter in 2006. The 2007 year to date decrease in net income is 3.6% compared to the same period in 2006.

•	At June 30, 2007 total interest and dividend income has increased 5.4% and 9% over 2006 for the quarter and year to date periods, respectively.

•

Income on federal funds sold increased greatly because of the increase in volume and in interest rates. Management temporarily invested higher than normal amounts in federal funds because of the competitive rate compared to alternative types of investments. Federal funds also provided additional liquidity versus those alternative investments. It was anticipated that loan demand would pick up before now and the additional liquidity would have been helpful.

•

Interest expense continues to increase. At June 30, 2007 interest expense was 22.9% above 2006 expense for the quarter and showed an increase of 35.8% for 2007 year to date compared to 2006. The increase in expense is due to higher interest rates being paid to retain deposits and attract additional deposit growth. As interest rates have leveled off and deposits have decreased slightly, the increase in this expense has been reduced.

•

Net interest income through June 30, 2007 has decreased 4.2% compared to June 30, 2006. Although both loan and deposit balances have shown decreases, the deposits have decreased less than loans, contributing to the decrease in net interest income.

•

Net interest margin at June 30, 2007 is 4.15%, down from the December 31, 2006 figure of 4.45%. During the first six months of 2007, the overall average rate on loans matched the 7.57% overall average rate on loans at December 31, 2006. During the first six months of 2007 the overall average rate being paid on deposits increased to 3.41% from 2.92% for 2006.

•	There have been no additions to the provision for loan losses during 2007 since loans have decreased and loan quality remains good.

Noninterest income increased 6.3% for the six months ended June 20, 2007 compared to June 30, 2006 year to date. Some significant income items are listed here.

•

Trust and financial services income decreased for the quarter ending and the year to date ending June 30, 2007 compared to the same periods in 2006 by 25% and 11.5%, respectively. The principal reason is that two large estates closed in May of 2006 which gave trust and financial services a boost in income in 2006.

•

Service charges on deposit accounts have increased 13.7% in 2007 over 2006 year to date. Increased volumes of overdraft and returned check charges are responsible for the majority of this increase. Fees for customer use of foreign ATMs have decreased during the same period.

•

Credit and debit card fees have increased 25.4% at June 30, 2007 compared to the same year to date period in 2006. The increase is due to increased usage and continued concentration on sale of cards by bank personnel.

•

Net gain on sale of loans has increased 45.3% at June 30, 2007 compared to the same time period in 2006. Secondary market loan business picked up in the fourth quarter of 2006 and has continued to remain steady. The increase is due to the current market for fixed rate loans and a trained mortgage lending staff.

•	Cash surrender value of life insurance has increased 23.3% in 2007 over the same period in 2006 due to increased interest rates on some policies and a small additional purchase in September of 2006.

Noninterest expense increased only 2.5 % for the three months ended June 30, 2007 compared to the same period in 2006 and under 1% for the year to date period ended June 30, 2007 compared to 2006. Some details are listed below.

•

Salaries and employee benefits for the first six months of 2007 have decreased 6.4% compared to the first six months of 2006 and have decreased 8.6% for the quarter ended June 30, 2007 compared to the same period in 2006. The largest contributors to this reduction are FASB 91 salary deferrals and a decrease in group insurance costs which also offset increases in salaries and wages, stock compensation expense, pension expense and 401(k) expense.

•

Occupancy and furniture and equipment expense has increased 4.4% in 2007 compared to 2006. As the bank continues to grow so does the space and equipment needed to respond to the growth. Facilities are continually being updated and, as has been the case for a number of years, the bank’s continual attention to staying on the cutting edge of technology comes at considerable cost.

•

Advertising and marketing expenses have decreased 25.2% in 2007 compared to 2006. As the new marketing program has evolved the bank has been able to reduce costs through collaboration with our outside marketing agency.

•

ATM and check card expenses have increased 19.1% in the first six months of 2007 compared to the same time period in 2006 due to increased usage and concentrated sales efforts of the bank staff to market this product.

•	Other noninterest expenses have increased at June 30, 2007 compared to June 30, 2006. Significant details in this category include the following.

•

Printing, stationery and supplies expense is 20.6% greater in 2007 than in 2006. The increase is due in part to increased costs related to deposit account supplies such as statements and printed checks since deposit accounts have increased in 2007 compared to 2006. There have also been some procedural changes that have required reprinting of forms and numerous notifications to inform and educate customers regarding the rampant fraudulent schemes occurring in the marketplace today.

•	Legal fees and miscellaneous expenses have increased due to a one time expense in settlement of litigation associated with customer fraud.

•	Home equity closing costs are down 21.0% in 2007 compared to 2006 due to a slowdown in the housing market and home values dropping or not escalating as quickly as before.

•	Other professional fees have decreased 16.1% in 2007 compared to 2006 partially due to a fee in 2006 paid to an employment consulting company in relation to hiring their client.

•	Officers and directors liability and errors and omissions liability insurance increased due to updating policy parameters as part of an annual review and due to the current environment.

•	The period after signing the initial contract with our overdraft protection vendor in which we paid a portion of our increased fees to them has ended so the bank will no longer have that expense.

•	The bank’s charge-offs for ATM fraud and other check fraud schemes have almost doubled year to date at June 30, 2007 compared to 2006 for the same period.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2007.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through June 30, 2007 net income as adjusted has provided cash of $1.5 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash provided by investing activities through June 30, 2007 is $4.5 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities in 2007 through June 30 is $1.5 million.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and Mercantile-Safe Deposit and Trust Company. Liquidity of the company is adequate to meet present and future financial obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes during the first six months of 2007 to the quantitative and qualitative disclosures about market risk as discussed in the annual report on Form 10-K as of December 31, 2006.

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

There have been no significant changes during the first six months of 2007 to the risk factors as discussed in the annual report on Form 10-K as of December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through
January 31	NONE	—	—	107 960

February 1 through
February 28	NONE	—	—	107 960

March 1 through
March 31	NONE	—	—	107 960

April 1 through
April 30	NONE	—	—	107 960

May 1 through
May 31	NONE	—	—	107 960

June 1 through
June 30	NONE	—	—	107 960

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of security-holders was held on April 24, 2007 and the following matters were submitted to the security-holders for a vote:

1.	To elect a class of directors for a term of three years.

2.	To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as registered independent accountants for the year 2007.

3.	To approve an amendment to the Potomac Bancshares, Inc. 2003 Stock Incentive Plan to provide for an increase from 183,600 to 433,600 shares of Common Stock to be available for the Plan.

4.	To approve any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

		Votes For	Votes Against	Votes Withheld	Total
1.	J. Scott Boyd	2,389,570	None	39,909	2,429,479
	John P. Burns, Jr.	2,389,240	None	40,239	2,429,479
	Barbara H. Pichot	2,389,417	None	40,062	2,429,479
	C. Larry Togans	2,389,179	None	40,300	2,429,479

		Votes For	Votes Against	Abstentions	Total
2.	Ratification of accountants	2,426,873	None	2,606	2,429,479

		Votes For	Against	Abstentions	Total
3.	Approval of the amendment to the Stock Incentive Plan	1,484,497	288,961	50,324	1,823,782

Item 5.	Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6.	Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date August 10, 2007	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date August 10, 2007	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer