Form 10-Q
period 2007-09-30
POTOMAC BANCSHARES INC
filed 2007-11-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

3,410,000 as of November 2, 2007

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

September 30, 2007

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3
	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	5
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	7 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors.	15

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) September 30 2007	December 31 2006
Assets:
Cash and due from banks	$4,161	$6,214
Interest-bearing deposits in financial institutions	47	367
Securities purchased under agreements to resell and federal funds sold	6,773	345
Securities available for sale, at fair value	40,386	42,706
Loans held for sale	698	405
Loans, net of allowance for loan losses of $2,405 and $2,423 respectively	223,285	227,646
Bank premises and equipment, net	6,242	6,421
Accrued interest receivable	1,371	1,431
Other assets	9,945	7,214

Total Assets	$292,908	$292,749

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$27,571	$29,873
Interest-bearing	221,025	221,905

Total Deposits	248,596	251,778
Accrued interest payable	637	672
Securities sold under agreements to repurchase and federal funds purchased	12,373	10,526
Federal Home Loan Bank advances	316	620
Other liabilities	2,409	2,436

Total Liabilities	$264,331	$266,032

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3,672	$3,672
Surplus	3,778	3,661
Undivided profits	24,609	22,677
Accumulated other comprehensive (loss), net	(837)	(1,014)

	$31,222	$28,996
Less cost of shares acquired for the treasury, 2007, 261,691 shares; 2006, 238,108 shares	2,645	2,279

Total Stockholders’ Equity	$28,577	$26,717

Total Liabilities and Stockholders’ Equity	$292,908	$292,749

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$4,272	$4,346	$12,871	$12,325
Interest on securities available for sale - taxable	469	558	1,451	1,575
Interest on securities available for sale - nontaxable	19	15	54	41
Interest on securities purchased under agreements to resell and federal funds sold	88	3	345	36
Other interest and dividends	52	39	149	127

Total Interest and Dividend Income	$4,900	$4,961	$14,870	$14,104

Interest Expense:
Interest on deposits	$1,951	$1,675	$5,843	$4,352
Interest on securities sold under agreements to repurchase and federal funds purchased	125	151	330	444
Federal Home Loan Bank advances	5	100	20	159

Total Interest Expense	$2,081	$1,926	$6,193	$4,955

Net Interest Income	$2,819	$3,035	$8,677	$9,149

Provision for Loan Losses	100	104	100	179

Net Interest Income after Provision for Loan Losses	$2,719	$2,931	$8,577	$8,970

Noninterest Income:
Trust and financial services	$300	$225	$826	$819
Service charges on deposit accounts	567	459	1,517	1,297
BCT Visa/MC Fees	116	96	328	265
Other operating income	202	156	551	472

Total Noninterest Income	$1,185	$936	3,222	$2,853

Noninterest Expenses:
Salaries and employee benefits	$1,363	$1,296	$3,826	$3,926
Net occupancy expense of premises	148	138	424	411
Furniture and equipment expenses	237	225	698	658
Advertising and marketing	67	81	180	232
ATM and check card expenses	73	84	254	236
Other operating expenses	554	532	1,757	1,571

Total Noninterest Expenses	$2,442	$2,356	$7,139	$7,034

Income before Income Tax Expense	$1,462	$1,511	$4,660	$4,789
Income Tax Expense	524	542	1,674	1,696

Net Income	$938	$969	$2,986	$3,093

Earnings Per Share, basic	$.27	$.28	$.87	$.89

Earnings Per Share, diluted	$.27	$.28	$.87	$.89

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2005	$3,600	$2,400	$21,158	$(1,850)	$(276)		$25,032

Comprehensive income
Net income	—	—	3,093	—	—	$3,093	3,093
Other comprehensive gain: unrealized holding gain arising during the period (net of tax, $10)	—	—	—	—	20	20	20

Total comprehensive income						$3,113

2% stock dividend	72	1,149	(1,221)	—	—		—

Purchase of treasury shares: 11,426 shares	—	—	—	(184)	—		(184)

Stock compensation expense	—	98	—	—	—		98

Cash dividends ($.28 per share)	—	—	(958)	—	—		(958)

Balances, September 30, 2006	$3,672	$3,647	$22,072	$(2,034)	$(256)		$27,101

Balances, December 31, 2006	$3,672	$3,661	$22,677	$(2,279)	$(1,014)		$26,717

Comprehensive income
Net income	—	—	2,986	—	—	$2,986	2,986
Other comprehensive gain: unrealized holding gain arising during the period (net of tax, $91)	—	—	—	—	177	177	177

Total comprehensive income						$3,163

Purchase of treasury shares: 23,583 shares	—	—	—	(366)	—		(366)

Stock compensation expense	—	117	—	—	—		117

Cash dividends ($.31 per share)	—	—	(1,054)	—	—		(1,054)

Balances, September 30, 2007	$3,672	$3,778	$24,609	$(2,645)	$(837)		$28,577

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 2007	September 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,986	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	179
Depreciation	425	427
Discount accretion and premium amortization on securities, net	(56)	(95)
(Gain) on call of securities available for sale	(1)	—
Stock compensation expense	117	98
Proceeds from sale of loans	8,197	5,341
Origination of loans for sale	(8,490)	(5,669)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	60	(316)
(Increase) in other assets	(2,438)	(797)
(Decrease) increase in accrued interest payable	(35)	169
(Decrease) in other liabilities	(41)	(575)

Net cash provided by operating activities	$824	$1,855

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$10,470	$7,500
Proceeds from call of securities available for sale	7,035	—
Purchase of securities available for sale	(14,860)	(11,437)
Net decrease (increase) in loans	3,891	(19,526)
Purchases of bank premises and equipment	(246)	(864)

Net cash provided by (used in) investing activities	$6,290	$(24,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(2,302)	$(1,619)
Net (decrease) increase in interest-bearing deposits	(880)	27,455
Net proceeds (repayment) of securities sold under agreements to repurchase and federal funds purchased	1,847	(7,889)
Net (repayment) proceeds of Federal Home Loan Bank advances	(304)	2,713
Purchase of treasury shares	(366)	(184)
Cash dividends	(1,054)	(958)

Net cash (used in) provided by financing activities	$(3,059)	$19,518

Increase (decrease) in cash and cash equivalents	$4,055	$(2,954)

CASH AND CASH EQUIVALENTS
Beginning	6,926	8,472

Ending	$10,981	$5,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,228	$4,786

Income taxes	$1,801	$2,333

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$268	$30

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and December 31, 2006, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2007 and 2006. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2006. The results of operations for the three month and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Incremental stock-based compensation expense recognized for the nine month period ending September 30, 2007 was $117 thousand.

Stock option compensation expense is the estimated fair value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2007 and 2006 was $3.76 and $3.88, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007 and 2006: option term until exercise 10 years, expected volatility of 19.56% and 17.86%, risk-free interest rates of 4.66% and 4.43%, and expected dividend yields of 2.74% and 2.66%, respectively.

Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(Dollars in thousands, except per share amounts)
Options outstanding, January 1	116	$14
Granted	37	16
Exercised	—	—
Canceled or expired	—	—

Options outstanding, September 30	153	15	8	$968

Options exercisable, September 30	84	14	8	$643

As of September 30, 2007 there was $195 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	On March 14, 2006 the Board of Directors of Potomac Bancshares, Inc. declared a 2% stock dividend payable on June 1, 2006. Shares issued increased from 3,600,000 to 3,671,691. All per share information for all periods presented has been restated to reflect this dividend.

4.	The amortized cost and fair value of securities available for sale as of September 30, 2007 and December 31, 2006 (in thousands) are as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$38,463	$107	$(65)	$38,505
State and municipal obligations	1,887	2	(8)	1,881

	$40,350	$109	$(73)	$40,386

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$41,213	$16	$(242)	$40,987
State and municipal obligations	1,725	3	(9)	1,719

	$42,938	$19	$(251)	$42,706

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 15 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of September 30, 2007.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2007 and December 31, 2006 (in thousands).

	September 30, 2007
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$998	$(2)	$13,916	$(63)	$14,914	$(65)
State and municipal obligations	470	(1)	560	(7)	1,030	(8)

Total	$1,468	$(3)	$14,476	$(70)	$15,944	$(73)

	December 31, 2006
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$6,753	$(11)	$20,733	$(231)	$27,486	$(242)
State and municipal obligations	—	—	731	(9)	731	(9)

Total	$6,753	$(11)	$21,464	$(240)	$28,217	$(251)

5.	The loan portfolio, stated at face amount, is composed of the following:

	September 30 2007	December 31 2006
	(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$55,961	$53,801
Secured by farmland	1,452	1,557
Secured by 1-4 family residential	98,284	103,983
Secured by multifamily residential	3,655	3,733
Secured by nonfarm nonresidential	46,537	46,367
Commercial and industrial loans (except those secured by real estate)	4,449	4,247
Consumer loans	15,166	16,089
All other loans	186	292

Total loans	$225,690	$230,069
Less: allowance for loan losses	2,405	2,423

	$223,285	$227,646

6.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 2007	December 2006	September 2006
Balance at beginning of period	$2,423	$2,161	$2,161

Provision charged to operating expense	100	331	179
Recoveries added to the allowance	131	138	96
Loan losses charged to the allowance	(249)	(207)	(148)

Balance at end of period	$2,405	$2,423	$2,288

7.	There were no impaired loans at September 30, 2007 and at December 31, 2006. Nonaccrual loans amounted to $161 thousand and $144 thousand at September 30, 2007 and December 31, 2006, respectively

8.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30 2007	September 30 2006	September 30 2007	September 30 2006
	(In thousands)		(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$206	$170	$7	$5
Interest cost	242	236	23	23
Expected return on plan assets	(248)	(236)	—	—
Amortization of net obligation (asset) at transition	—	(12)	14	13
Recognized net actuarial (gain) loss	26	20	—	(2)

Net periodic benefit cost	$226	$178	$44	$39

Employer Contribution

Through the nine months ended September 30, 2007, the company has contributed $485,000 to the pension plan. The company has made payments of $16,084 for the postretirement benefits plan for the first nine months of 2007 and anticipates remaining payments for 2007 to total $6,856.

9.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3,427,795	$.87	3,457,862	$.89

Effect of dilutive securities:
Stock options	8,295		14,895

Diluted earnings per share	3,436,090	$.87	3,472,757	$.89

As of September 30, 2007 stock options representing 79,960 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

FINANCIAL OVERVIEW

The bank continues to experience a decrease in loan demand, which continues to affect our deposit strategy. We are not offering any CD specials to increase deposits in an attempt to keep interest expense under control until loan demand begins to increase. The effect on the balance sheet and income statement are outlined below.

Total assets have increased slightly from the December 2006 total of $292.7 million to $292.9 million at September 30, 2007. There were, however, some changes within categories in the assets. Due to payoff of several large loans and slow loan demand extra funds were invested in federal funds. The securities portfolio decreased because we invested some maturity funds in federal funds hoping to satisfy loan demand which has never materialized.

Total deposits have decreased $3.2 million or 1.3% at September 30, 2007 compared to December 31, 2006. The decrease in noninterest-bearing deposits is 7.7% at September 30, 2007 compared to December 31, 2006. Interest-bearing deposits other than time deposits have decreased 1.7% during the same time period while time deposits have increased 1.1% over the December 31, 2006 balance.

The September 30, 2007 annualized return on average assets is 1.33% compared to 1.39% at December 31, 2006. At September 30, 2007 the annualized return on average equity is 14.26% compared to 15.15% at December 31, 2006. The leverage capital (equity to assets) ratio is 10.05% at September 30, 2007 compared to 9.34% at December 31, 2006. The Tier 1 capital (equity to total risk weighted assets) ratio is 13.26% compared to 12.71% at December 31, 2006. The total capital (total equity to risk weighted assets) ratio is 14.34% compared to 13.82% at December 31, 2006.

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

	September 30, 2007	September 30, 2006
Balance at beginning of period	$2,423	$2,161
Charge-offs:
Commercial, financial and agricultural	14	—
Real estate – construction	—	—
Real estate – mortgage	80	—
Consumer	155	148

Total charge-offs	249	148

Recoveries:
Commercial, financial and agricultural	30	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	101	96

Total recoveries	131	96

Net charge-offs	118	52
Additions charged to operations	100	179

Balance at end of period	$2,405	$2,228

Ratio of net charge-offs during the period to average loans outstanding during the period	.052%	.023%

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

	September 30, 2007	September 30, 2006
Nonaccrual loans	$161	$129
Restructured loans	—	—
Foreclosed properties	370	—

Total nonperforming assets	$531	$129

Loans past due 90 days accruing interest	$—	$10

Allowance for loan losses to period end loans	1.07%	1.00%

Nonperforming assets to period end loans and foreclosed properties	.235%	.056%

The percentage increase in the allowance for loan losses to period end loans can be explained by two trends in the housing market. Currently new and existing home sales are below prior year levels which have affected the new loan volume in our portfolio as well as affecting our customers trying to sell their homes. In addition, foreclosures are up and, unfortunately, we have begun to see some in our own portfolio.

At September 30, 2007, other potential problem loans (excluding impaired loans) totaled $1.7 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the three months and nine months ended September 30, 2007 and 2006 are presented below.

•	Year to date net income at September 30, 2007 is 3.5% less than 2006 net income for the same period. Net income for the quarter ended September 30, 2007 is 3.2% below the same quarter in 2006.

•

At September 30, 2007 total interest and dividend income year to date is up 5.4% compared to September 30, 2006 due to higher rates in 2007 for securities and fed funds and higher volumes for loans rates. However, comparisons of the September 30, 2007 quarter to date interest and dividend income to the same period ended September 30, 2006 and quarter to date ended June 30, 2007 show decreases in interest and dividend income of 1.2% and 2.3%, respectively.

•

The income on the securities portfolio for the nine months ended September 30, 2007 has decreased approximately 6.9% from the same period in 2006. As securities have matured we have invested in fed funds since bond rates have been about the same as fed funds rates. We followed this strategy in order to have more easily accessible funds in anticipation of increased loan demand. Of course, loan demand has not increased as we expected.

•

Interest income on fed funds sold has increased exponentially over the three months and nine months ended September 30, 2007 compared to the same periods in 2006. The bank has continued to invest more in fed funds due to low loan demand, competitive rates compared to other investments and the liquidity of fed funds compared to other investment options. However, interest on federal funds has decreased 32.8% in the quarter ended September 30, 2007 compared to the quarter ended June 30, 2007. The cause is the anticipated and actual reduction in federal funds rate by the Federal Reserve. We anticipate, as do most economists, that the Federal Reserve will either reduce or maintain the current federal funds rate through the June quarter of 2008. We will adjust our investment strategy accordingly.

•

Interest expense continues to increase. At September 30, 2007, year to date interest expense was 25.0% above 2006. The third quarter 2007 interest expense is 8% greater than the third quarter of 2006. The increase is due to overall higher interest rates for year to date 2007 compared to year to date 2006. We expect interest expense to gradually decrease as the Federal Reserve is expected to decrease rates at one or more meetings over the next three quarters.

•

Net interest income through September 30, 2007 is down 5.2% compared to September 30, 2006. The quarterly net interest income as of September 30, 2007 shows a 7.1% decrease over the same quarter in 2006.

•

Net interest margin at September 30, 2007 is 4.13%, down from the December 31, 2006 figure of 4.45%. During the first nine months of 2007, the overall average rate on loans has remained approximately 7.6%, the same overall average rate as December 31, 2006. During this same year to date September 30, 2007 period, the overall average rate being paid on deposits has increased to 3.4% compared to 2.9% at December 31, 2006.

Noninterest income increased 12.9% for the nine months ended September 30, 2007 compared to September 30, 2006 and has increased 26.6% in the quarter ended September 30, 2007 over the same quarter in 2006. Some significant income items are listed here.

•	Service charges on deposit accounts have increased 17.0% in 2007 over 2006. The majority of these fees are overdraft related.

•	Credit and debit card fees have increased 23.8% at September 30, 2007 compared to the same time in 2006. Increased use and additional card holders have contributed to the increase.

•

Other noninterest income has increased 23.8% as of September 30, 2007 compared to September 30, 2006. Significant factors include increases in secondary market fee income and income on bank owned life insurance due to additional purchases of the product.

Noninterest expense increased 1.5% for the nine months ended September 30, 2007 compared to the same period in 2006. The September 2007 quarterly total shows a 3.7% increase compared to the third quarter of 2006. Some details of this increase are listed below.

•

Salaries and employee benefits for the first nine months of 2007 are actually down 2.5% compared to the first nine months of 2006 for a combination of reasons including the effect of FASB 91 adoption for the entire year in 2007 which reduces salary expense, decreased group insurance costs (though we feel by year end these will probably be comparable to 2006 costs), and increases in pension and other post retirement benefits expense related to fully funding these benefits. In comparing salaries and employee benefits for the quarter ended September 30, 2007 to the quarter ended June 30, 2007 the expense has increased by about 14.7%. This increase is due in large part to additional pension expense as discussed in the previous sentence.

•

Advertising and marketing expenses have decreased 22.4% in 2007 compared to 2006 due to a more targeted marketing approach. Collaboration with our outside marketing agency has allowed us to cut costs without reducing our market reach.

•

Auditing and accounting expenses have increased 43.1% in 2007 compared to 2006. In order to accommodate the increased requirements of regulation including the Sarbanes-Oxley Act, the bank has outsourced internal auditing tasks and some testing related to compliance with the Sarbanes-Oxley Act. We face our first level of compliance with the act this year.

•	Other noninterest expenses have increased 11.8% at September 30, 2007 compared to September 30, 2006. Significant increases and decreases in this category include the following.

•	Correspondent bank fees have decreased 20.6 % in 2007 over 2006 due in large part to increased use of check imaging and less use of paper.

•

Other taxes which include a local business and occupation tax, sales tax and purchaser’s use tax have increased 15.8%. The local tax is based on gross income and the company’s gross income continues to grow so the taxes will increase. Business growth also requires more items that are taxable so sales and purchaser’s use taxes can be expected to increase.

•

Pinnacle fee expense has decreased 85.8% in 2007 compared to 2006. This was the fee paid to vendor for the overdraft protection program based on the increase in our income over former levels. The five year contract for payment of this fee ended.

•

Printing, stationery and supplies expense is 27.1% greater in 2007 than in 2006. Increased costs in this area account for a large part of this increase. In addition we continue to have mailings to customers in regard to regulatory issues and education.

•	Legal fees and miscellaneous expenses have increased due to a one time expense in settlement of litigation associated with customer fraud.

•

We have had foreclosures for the first time is a number of years and expenses related to these foreclosures. We expect that we will have additional foreclosures as we continue through the housing slowdown.

•	Officers and directors liability and errors and omissions liability insurance increased 55% due to updating policy parameters as part of an annual review and due to the current environment.

•	The bank’s charge-offs for ATM fraud and other check fraud schemes have increased 67% year to date at September 30, 2007 compared to 2006 for the same period.

•	Home equity closing costs have decreased 22% due to slow down in loan demand.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2007.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through September 30, 2007 net income as adjusted has provided cash of $0.8 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash provided by investing activities through September 30, 2007 is $6.3 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities in 2007 through September 30 is $3.0 million.

The company has additional funding sources in the Federal Home Loan Bank, The Bankers Bank and PNC Bank. Management believes liquidity of the company is adequate to meet present and future financial obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes during the first nine months of 2007 to the quantitative and qualitative disclosures about market risk as discussed in the annual report of Form 10-K as of December 31, 2006.

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

There has been one significant change during the first nine months of 2007 to the risk factors as discussed in the annual report on Form 10-K as of December 31, 2006.

Our market area has encountered a measurable decline in real estate prices due to inflated housing inventories. This increase in inventory was caused, in part, by unregulated mortgage products and overly aggressive national builders which have migrated into this market during the previous five years. Falling real estate prices have the potential to affect loan demand and credit quality within the bank.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be purchased under the Program
January 1 through January 31	NONE	—	—	107,960

February 1 through February 28	NONE	—	—	107,960

March 1 through March 31	NONE	—	—	107,960

April 1 through April 30	NONE	—	—	107,960

May 1 through May 31	NONE	—	—	107,960

June 1 through June 30	NONE	—	—	107,960

July 1 through July 31	23,583	15.50	261,691	84,377

August 1 through August 31	NONE	—	—	84,377

September 1 through September 30	NONE	—	—	84,377

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

POTOMAC BANCSHARES, INC.

Date November 13, 2007	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date November 13, 2007	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer