Form 10-K
period 2007-12-31
POTOMAC BANCSHARES INC
filed 2008-03-28
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ___  No XX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___  No XX

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX   No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ___          Accelerated Filer ___          Non-Accelerated Filer ___          Smaller Reporting Company XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No XX

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $50,054,614 as of June 30, 2007

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,405,500 as of March 3, 2008

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
Document	__the Document is Incorporated__

Portions of Potomac Bancshares, Inc.’s Proxy Statement for	Part III, Items 10, 11, 12, 13 and 14
the 2008 Annual Meeting of Shareholders

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2007

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	11
Item	2.	Properties	13
Item	3.	Legal Proceedings	14
Item	4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item	6.	Selected Financial Data	16
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	8.	Financial Statements and Supplementary Data	30
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item	9A(T).	Controls and Procedures	58
Item	9B.	Other Information	58

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	59
Item	11.	Executive Compensation	59
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item	13.	Certain Relationships and Related Transactions and Director Independence	59
Item	14.	Principal Accountant Fees and Services	60

PART IV

Item	15.	Exhibits and Financial Statement Schedules	60

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

PART I

Item 1. Business.

History and Operations

     The Board of Directors of Bank of Charles Town (the "bank") caused Potomac Bancshares, Inc. ("Potomac" or the “company”) to be formed on March 2, 1994, as a single-bank holding company. To date, Potomac's only activities have involved the acquisition of the bank. Potomac acquired all of the shares of the bank’s common stock on July 29, 1994.

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
  Kearneysville, West Virginia,
  Martinsburg, West Virginia and
  Hedgesville, West Virginia.

     The bank provides individuals, businesses and local governments with a broad range of banking services. These services include

  Commercial credit lines, equipment loans, and construction financing,
  Real estate loans, secondary market and adjustable rate mortgages,
  Retail loan products including home equity lines of credit,
  Checking and savings accounts for businesses and individuals and
  Certificates of deposit and individual retirement accounts.

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

     The bank's loan policy designates particular loan-to-value limits for real estate loans in accordance with recommendations in Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991. As stated in the loan policy, there may be certain lending situations not subject to these loan-to-value limits and from time to time senior management of the bank may permit exceptions to the established limits. Any exceptions are sufficiently documented.

     Loans secured by real estate are made to individuals and businesses for

  The purchase of raw land and land development,
  Commercial, multi-family and other non-residential construction,
  Purchase of improved property,
  Purchase of owner occupied one to four family residential property,
  Lines of credit and
  Home equity loans.

     Approximately 91.1% of the bank's loans are secured by real estate. These loans had an average delinquency rate of 1.12% and a loss rate of 0.10 % during 2007. The average delinquency rate and loss rate are based on comparisons to 2007 average total loans.

     As of December 31, 2007, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

• Construction and land development	$55 042
• Secured by farmland	1 328
• Secured by 1-4 family residential	98 864
• Secured by multifamily residential	1 749
• Secured by nonfarm nonresidential	47 726

$204 709

     Commercial loans not secured by real estate with an aggregate balance of $5.0 million at December 31, 2007 make up approximately 2.2% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

  Grant loans on a sound and collectible basis,
  Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
  Serve the legitimate credit needs of the community in which the bank is located.

     Average delinquency and the loss rate for commercial loans not secured by real estate was less than 1% during 2007.

     Retail loans to individuals for personal expenditures are approximately 6.6% of the bank's total loans at December 31, 2007. The aggregate balance of these loans was $14.7 million at December 31, 2007. The majority of these loans are installment loans with the remainder made as term loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of 0.06 % and a loss rate of 0.04% in 2007 (based on comparisons to 2007 average total loans).

     All other loans total $193 thousand (0.1% of total loans) at December 31, 2007. These loans had no delinquency rate and no average loss rate in 2007 compared to 2007 average total loans.

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

     To open a deposit account, the depositor must meet the following requirements for low risk individuals:

  Present a valid identification,
  Have a social security number,
  Must be a U.S. citizen or possess evidence of legal alien status, and
  Must be at least 18 years of age or share an account with a person at least 18 years of age.

When depositors are considered medium or high risk (i.e. out-of-state driver’s license and/or resident), additional verification requirements apply. Management believes that the bank fully complies with the USA Patriot Act.

Competition

     As of February 29, 2008, there were 67 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2007, there were seven banks in Jefferson County with 17 banking offices. The total deposits of these commercial banks as of June 30, 2007 were $ 720 million, and the bank ranked number one in total deposits with $ 215 million or 29.77 % of the total deposits in the market at that time. The bank has two branch offices in Berkeley County at this time. Opening in July 2001 and June 2003, these branches have 3.62 % of the market share of deposits in Berkeley County where there are nine banks with 28 banking offices.

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

Employees

     Potomac currently has no employees.

     As of February 29, 2007, the bank had 98 full-time employees and 17 part-time employees.

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

     Depository Institution Subsidiary. The bank is subject to FDIC deposit insurance assessments. As part of new regulations implementing The Federal Deposit Insurance Reform Act of 2005 (FDIRA), assessments for FDIC deposit insurance coverage are now assessed and collected in the quarter following the period of insurance. On June 29, 2007 the bank was billed for the coverage period of January 1 through March 31, 2007. This is the first time in a number of years that the bank has had premiums assessed for deposits. For the first three quarters of 2007 based on our Category I risk classification our assessment rate annualizes to 1.250 basis points or .000125 times the total deposit assessment base each quarter. This is the least risky classification and the lowest possible assessment. An additional facet of the new legislation was a one time assessment credit available to institutions in existence on December 31, 1996 that had paid a deposit insurance assessment prior to that date which has completely offset the deposit assessments for the bank for the coverage periods for the first three quarters of 2007 and will likely offset the deposit assessment for one additional quarter and one additional partial quarter. The FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.1140 basis points or .0000285 times the total deposits of the bank for the last invoice received dated December 28, 2007. This is a separate premium which is not tied to the bank's risk classification. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac’s results of operations.

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

     The Federal Reserve Board, as well as the FDIC, has adopted changes to their risk-based and leverage ratio requirements that require that all intangible assets, with certain exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate limit of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

     As of December 31, 2007, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
	(in thousands)
Tier 1 capital:
Common stock	$3,672
Surplus	3,771
Retained earnings	24,787
	32,230
Less cost of shares acquired for the treasury	2,701
Total tier 1 capital	$29,529	$9,081	$20,448
Tier 2 capital:
Allowance for loan losses (1)	2,779

Total risk-based capital	$32,308	$18,161	$14,147

Risk-weighted assets	$227,013

Tier 1 capital	$29,529	$11,818	$17,711

Average total assets	$295,451

Capital ratios:
Tier 1 risk-based capital ratio	13.01%	4.00%	9.01%
Total risk-based capital ratio	14.23%	8.00%	6.23%
Tier 1 capital to average total assets (leverage)	9.99%	4.00%	5.99%

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

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Potomac’s chief executive officer and chief financial officer are each required to certify that Potomac’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Potomac’s internal controls; they have made certain disclosures to Potomac’s auditors and the audit committee of the Board of Directors about Potomac’s internal controls; and they have included information in Potomac’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Potomac’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2008, Section 404 of Sarbanes-Oxley will become applicable to Potomac.

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

     The housing market in Jefferson and Berkeley counties in West Virginia has shown a sharp decline. The results have included each of the situations described above. However, management has taken a proactive approach to marketing foreclosed and repossessed properties. The losses on resale of these properties have not been material to date.

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

The Company’s Allowance for Loan Losses May Not Be Sufficient.

     In the future, the company could experience negative credit quality trends that could lead to a deterioration of asset quality. Such deterioration could require the company to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings. The company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the company’s financial condition and results of operation.

     Management is constantly monitoring credit quality and any changes that may be tied to current economic conditions. As a result of deteriorating economic conditions bank management has increased the allowance for loan losses. The increase is based on the review of existing loans and managements’ analysis of the credit quality of the existing loans. Management takes a conservative approach to the quality of loans in the portfolio and feels that the bank is adequately reserved for the current market and loan portfolio conditions.

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

Item 2. Properties.

     Potomac currently has no property.

     The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry, Kearneysville, and Hedgesville. The bank owns the branch office facility in Martinsburg and the land that was leased through February 2008 was purchased by the bank on February 29, 2008 as previously planned. The bank also owns a lot at the corner of Route 340 and Washington Street in Bolivar that may be used for future expansion or may be sold.

     The main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the Trust and Financial Services Division. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises. The older building, constructed in 1967, was renovated at the same time the new building was constructed. The renovation includes all new lighting, new ceilings, new floor and wall coverings as well as some minor structural changes for more efficient operations. In July of 2006, the bank completed the purchase of a property adjacent to the main office for future expansion. In March 2008, construction should begin for an addition to the main office facilities and be completed in early 2009.

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

     The branch office at 9738 Tuscarora Pike in Martinsburg, West Virginia (which opened for business July 2001) is located in a building owned by the bank. The construction of the one story brick facility was started in 2004 and completed in January 2005. The amended lease for this property expired and the bank purchased the land on February 29, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values and (b) dividends. This information has been restated, where applicable, to reflect a 2% stock dividend declared on March 14, 2006 and a 100% stock dividend declared on February 8, 2005. As of March 3, 2008, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about Potomac in this market use Potomac’s symbol PTBS.OB. Scott and Stringfellow, Inc., Koonce Securities Inc. and Ferris, Baker Watts, Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2006 and 2007 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share
2006	First Quarter	$17.25	$16.50	$.0900
	Second Quarter	17.25	15.05	.0925
	Third Quarter	16.85	15.35	.0950
	Fourth Quarter	16.00	15.40	.0975

2007	First Quarter	$15.99	$15.15	$.1000
	Second Quarter	15.99	15.20	.1025
	Third Quarter	15.70	14.55	.1050
	Fourth Quarter	15.45	12.05	.1075

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

Performance Graph

     The following graph compares the yearly percentage change in Potomac’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2007, with the cumulative total return of the Bank Holding Companies Index (SIC Code 6712) and the Hemscott Index. Shareholders may obtain a copy of the index by calling Hemscott, Inc. at telephone number (301) 760-2609. There is no assurance that Potomac’s stock performance will continue in the future with the same or similar trends as depicted in the graph.

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

     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG
POTOMAC BANCSHARES, INC., BANK HOLDING COMPANIES INDEX
AND HEMSCOTT INDEX

ASSUMES $100 WAS INVESTED ON JANUARY 1, 2003 AND ASSUMES DIVIDENDS WERE
REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2007

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
October 1 through October 31	NONE	--	--	105 478

November 1 through November 30	NONE	--	--	105 478

December 1 through December 31	4 500	12.50	266 191	100 978

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

Item 6. Selected Financial Data.

	2007	2006	2005	2004	2003
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$19 691	$19 099	$15 424	$12 008	$10 786
Interest expense	8 161	6 932	4 135	2 409	2 235
Net interest income	11 530	12 167	11 289	9 599	8 551
Provision for loan losses	678	331	330	289	147
Net interest income after provision
for loan losses	10 852	11 836	10 959	9 310	8 404
Noninterest income	4 364	3 766	3 185	3 158	2 844
Noninterest expense	9 688	9 261	8 460	7 668	7 142
Income before income taxes	5 528	6 341	5 684	4 800	4 106
Income tax expense	1 998	2 306	2 020	1 710	1 432

Net income	$3 530	$4 035	$3 664	$3 090	$2 674

Per Share Data **

Net income, basic	$1.03	$1.17	$1.06	$.89	$.75
Net income, diluted	1.03	1.16	1.05	.89	.75
Cash dividends declared	.42	.38	.33	.29	.26
Book value at period end	8.52	7.78	7.23	6.58	6.15
Weighted-average shares outstanding, basic	3 423 239	3 454 961	3 460 984	3 463 373	3 570 143
Weighted-average shares outstanding, diluted	3 430 764	3 467 918	3 477 538	3 465 895	3 570 143

Average Balance Sheet Summary

Assets	$297 716	$289 303	$264 314	$226 052	$197 052
Loans	226 773	220 895	196 478	155 546	125 407
Securities	42 040	48 891	47 183	46 701	47 087
Deposits	254 908	243 833	217 307	190 153	163 328
Stockholders’ equity	28 207	26 632	23 822	22 045	21 274

Performance Ratios

Return on average assets	1.19%	1.39%	1.39%	1.37%	1.36%
Return on average equity	12.51%	15.15%	15.38%	14.02%	12.57%
Dividend payout ratio	40.78%	32.48%	31.13%	32.58%	34.67%

Capital Ratios

Leverage ratio	9.99%	9.34%	9.18%	9.45%	10.20%
Risk-based capital ratios
Tier 1 capital	13.01%	12.71%	12.68%	13.29%	14.67%
Total capital	14.23%	13.82%	13.76%	14.44%	15.89%

**	All figures have been restated to reflect a 2% stock dividend declared on March 14, 2006, a 100% stock dividend declared on February 8, 2005 and a 200% stock dividend declared on February 3, 2003.

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

	2007			2006			2005
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$225 876	$16 971	7.51%	$219 795	$16 641	7.57%	$195 357	$13 635	6.98%
Tax exempt	897	76	8.47%	1 100	107	9.73%	1 121	106	9.46%
Total loans	226 773	17 047	7.52%	220 895	16 748	7.58%	196 478	13 741	6.99%
Taxable securities	40 112	1 894	4.72%	47 333	2 095	4.42%	45 721	1 516	3.32%
Nontaxable securities	1 928	112	5.81%	1 558	87	5.58%	1 462	79	5.40%
Securities purchased under
agreements to resell and
federal funds sold	8 226	435	5.29%	1 331	65	4.88%	1 164	43	3.69%
Other earning assets	4 616	267	5.78%	3 609	170	4.71%	3 278	108	3.29%
Total earning assets	281 655	$19 755	7.01%	274 726	$19 165	6.98%	248 103	$15 487	6.24%

Allowance for loan losses	(2 433)			(2 218)			(2 077)
Cash and due from banks	5 140			5 356			7 704
Premises and equipment, net	6 342			6 353			5 975
Other assets	7 012			5 086			4 609
Total assets	$297 716			$289 303			$264 314

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$119 142	$2 713	2.28%	$127 869	$2 752	2.15%	$119 998	$1 333	1.11%
Time deposits	106 778	4 983	4.67%	84 082	3 431	4.08%	63 661	2 107	3.31%
Total interest-
bearing deposits	225 920	7 696	3.41%	211 951	6 183	2.92%	183 659	3 440	1.87%

Securities sold under agreements
to repurchase and federal
funds purchased	10 959	441	4.02%	13 846	564	4.07%	16 557	516	3.12%
Advances from FHLB	416	24	5.77%	3 463	185	5.34%	4 937	179	3.63%
Total interest
bearing liabilities	237 295	$8 161	3.44%	229 260	$6 932	3.02%	205 153	$4 135	2.02%

Noninterest-bearing demand
deposits	28 988			31 881			33 648
Other liabilities	3 226			1 530			1 691
Stockholders’ equity	28 207			26 632			23 822
Total liabilities and
stockholders’ equity	$297 716			$289 303			$264 314

Net interest income		$11 594			$12 233			$11 352

Net interest spread			3.57%			3.96%			4.22%
Interest expense as a
percent of average earning assets			2.90%			2.52%			1.67%

Net interest margin			4.12%			4.45%			4.58%

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies,” which requires that estimated losses be accrued when they are probable of occurring and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

GENERAL

     Although earnings were not as robust as the past several years, our capital did increase and we paid continually increasing dividends. The review of the company results of operations and financial position over the past five years as shown in the Selected Consolidated Financial Data schedule shows 2007 has been a year of change. Management’s wishes to grow the company by increasing loans and deposits and increasing earnings on a regular basis did not completely come to fruition in 2007, although there was some growth in loans and deposits. Increasing capital also provides the basis for continued expansion of the company including the ability to keep pace with the technology of our ever changing world. Maintaining the technology advantage is one of the most costly yet most necessary goals of doing business after costs of real estate and human resources.

     The continuing increase of regulation in the banking industry and the associated costs continue to be a major concern of management. The cost of initial compliance with Sarbanes-Oxley Act of 2002 has been spread out over several years now, with the delay of the bank’s complete implementation date to December 31, 2008. Compliance costs add additional pressure for management to find ways to increase income.

     The major source of income for the company is interest income earned on loans and investments and, is, of course, dependent on market conditions, so in addition to increasing income in these areas, management has concentrated on finding additional types of noninterest income. During 2007 and more particularly at the end of 2007 rates decreased. The decrease in rates helps on the interest expense side but decreases income. The bank continues to derive a generous amount of income from the overdraft protection plan introduced about five years ago and although there has been some concern that future regulation may diminish earnings on this product, which would have an adverse affect on the earnings of the company, this has not materialized to date.

     The company continues to benefit from tax exempt loan income, tax exempt income of bank owned life insurance policies and tax exempt municipal securities in the investment portfolio and, in fact, increased holdings of life insurance and securities in 2007. These items reduce the income tax expense for the company as well as produce income.

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

     The bank has been monitoring its efficiency through the calculation of the efficiency ratio each month. This ratio is the comparison of the bank’s noninterest expenses (overhead) with net interest income plus noninterest income. A decrease in noninterest expenses or an increase in net interest income and/or noninterest income will cause the ratio to decrease. During 2007 the ratio fluctuated in both directions within a few percentage points. In the beginning of 2007 rates were up slightly due to increases in late 2006 by the Federal Reserve board. However, as economic conditions worsened the Federal Reserve reversed ground and began to decrease rates at the end of 2007. As a result of these changes our net interest income has decreased. Overhead costs increased due to expenses related to repossessed property and some inflation related increases.

     Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources or operations. There are no current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the company.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2007 and 2006.

	2007				2006
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$4 821	$4 900	$5 014	$4 956	$4 995	$4 961	$4 756	$4 387
Interest expense	1 968	2 081	1 980	2 132	1 977	1 926	1 611	1 418
Net interest income	2 853	2 819	3 034	2 824	3 018	3 035	3 145	2 969
Provision for loan losses	578	100	- -	- -	152	104	75	- -
Net interest income after
provision for loan losses	2 275	2 719	3 034	2 824	2 866	2 931	3 070	2 969
Noninterest income	1 142	1 185	1 088	949	913	936	1 071	846
Noninterest expense	2 549	2 442	2 393	2 304	2 227	2 356	2 335	2 343
Income before income taxes	868	1 462	1 729	1 469	1 552	1 511	1 806	1 472
Income tax expense	324	524	626	524	610	542	620	534

Net income	$544	$938	$1 103	$945	$942	$969	$1 186	$938

Earnings per share, basic	$.16	$.27	$.32	$.28	$.28	$.28	$.34	$.27
Earnings per share, diluted	$.16	$.27	$.32	$.27	$.27	$.28	$.34	$.27

NET INTEREST INCOME

     As expected, the economy continued to weaken during 2007. The effect was a decrease of 3% in the loan portfolio and a 5% decrease in net interest income during 2007 compared to 2006. Income on securities and other interest and dividends showed slight increases in 2007.

     The loan portfolio grew 9% during 2006 as compared to 2005. Net interest income showed an 8% increase over the 2005 results. The growth in 2006 was mainly due to a period of increased interest rates that leveled off at year end.

     Interest expense increased 18% in 2007 compared to 2006. This increase is significantly less than the 2005 to 2006 increase. The reasons for this include less borrowing by the bank and decreases in interest rates enacted by the Federal Reserve in the last quarter of 2007.

     The last quarter of 2007 ended much like the same period in 2006. Economic indicators suggest the economy is continuing to weaken. All indications are that the Federal Reserve will continue to decrease rates throughout most of 2008. Management is optimistic that the low interest rates will entice some loan growth. In addition, cost of funds should continue to be reasonable as interest rates are expected to decrease and then gradually level off throughout 2008.

VOLUME AND RATE ANALYSIS

     This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other.

	2007 Compared to 2006			2006 Compared to 2005
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$330	$462	$(132)	$3 006	$1 794	$1 212
Tax exempt loans	(31)	(18)	(13)	1	(2)	3
Taxable securities	(201)	(362)	161	579	56	523
Nontaxable securities	25	21	4	8	5	3
Securities purchased under
agreements to resell
and federal funds sold	370	364	6	22	7	15
Other earning assets	97	53	44	62	12	50
TOTAL	$590	$520	$70	$3 678	$1 872	$1 806

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$(39)	$(342)	$303	$1 419	$92	$1 327
Time deposits	1 552	1 011	541	1 324	768	556
Securities sold under agreements
to repurchase and federal
funds purchased	(123)	(116)	(7)	48	(57)	105
Federal Home Loan Bank
advances	(161)	(177)	16	6	(11)	17
TOTAL	$1 229	$376	$853	$2 797	$792	$2 005

NET INTEREST INCOME	$(639)	$144	$(783)	$881	$1 080	$(199)

NONINTEREST INCOME AND EXPENSE

     As in prior years, fees generated through the bank’s overdraft protection plan available for customers continue to be a major contributor to the bank’s noninterest income. These fees are included in the service charges on deposit accounts category which totaled $2.1 million in 2007, $1.7 million in 2006 and $1.6 million in 2005. Trust and financial services is the next largest contributor to the 2007 noninterest income figure. However, growth slowed to 1.3% in 2007 compared to 8.6% in 2006. Trust income was boosted in the past several years by the accrual of fees for settlement of two significantly large estates. These fees are totally accrued and the estates are closed. Estate settlement fees are one area of income that is not particularly consistent from year to year. The financial services area is also continuing to benefit from the growth of BCT Investments that offers brokerage and other financial services.

     The growth of the bank customer base continues to have a positive affect on various components of noninterest income in addition to the overdraft protection plan mentioned above. It provides for increases in other service charges such as stop payments, sales of cashiers checks and money orders, wire transfer fees, debit, ATM and charge card transaction fees.

     Fees on sales of loans in the secondary market are a source of noninterest income that varies with the market conditions. Our income from this source was $197 thousand in 2007, $117 thousand in 2006 and $187 thousand in 2005.

     During the fourth quarter of 2005, the company’s net income was negatively affected by the one time sale of approximately $14 million in Federal agency securities that had an average coupon yield of 2.6%. The gross loss on this sale was $369 thousand with an after tax net income effect of $243 thousand. The proceeds of this sale were reinvested in Federal agency securities with an average coupon yield of 4.9% which going forward, has favorably impacted income. However, a number of securities purchased during this transaction had call features. With the lowering of interest rates in late 2007, these securities with the higher rates are being called so they can be reissued at lower rates. We anticipate lower income on our securities portfolio at least through most of 2008.

     Salaries and employee benefits of $5.3 million are about 54% of the total noninterest expense for 2007. This percentage is similar to 2006 and 2005. Even though the bank has grown during the past few years, full utilization of personnel has allowed the bank to hold down salaries and benefit costs by holding down the increase in personnel. During 2008, salaries and employee benefits are expected to increase for the most part due to annual salary and wage increases, including merit increases, rather than any extensive increase in personnel and due to increased group health insurance expenses.

     Expenses related to premises and furniture and equipment have remained relatively stable showing modest increases of between 3% and 4% in 2007 compared to 2006.

     The other noninterest expense category is the total of approximately 60 separate expense accounts. None of the account balances in this category exceed 1% of gross income of the bank for any of the three years presented. Increases are due to the growth in the bank’s customer base and some inflationary increases.

INTEREST RATE SENSITIVITY

     The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2007 (in thousands).

Mature or Reprice
After Three
		Months	After One Year
	Within	But Within	But Within	After
	Three Months	Twelve Months	Five Years	Five Years		Nonsensitive
Interest Earning Assets:
Loans	$65 111	$21 632	$75 555		$62 309	$	- -
Securities	1 000	9 502	27 228		1 842		- -
Securities purchased under
agreements to resell and
federal funds sold	5 120	- -	- -		- -		- -
Other earning assets	93	275	4 517		3 035		- -
Total	$71 324	$31 409	$107 300		$67 186	$	- -

Interest-Bearing Liabilities:
Time deposits
$100,000 and over	$8 682	$11 139	$8 383	$	- -	$	- -
Other time deposits	18 663	32 502	26 707		- -		- -
Gold and Platinum accounts
(NOW accounts)	47 402	- -	- -		- -		33 616
Savings accounts	- -	- -	- -		- -		38 286
Securities sold under agreements to
repurchase and federal funds
purchased	12 537	- -	- -		- -		- -
Federal Home Loan Bank advances	105	107	- -		- -		- -
Total	$87 389	$43 748	$35 090	$	- -		$71 902

Rate Sensitivity Gap	$(16 065)	$(12 339)	$72 210		$67 186

Cumulative Gap	$(16 065)	$(28 404)	$43 806		$110 992

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

     During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive. During January, February and March of 2008, $16.1 million more liabilities may reprice or will mature than assets. During April through December of 2008, $12.3 million more liabilities may reprice or will mature than assets. The total effect for 2007 is that $28.4 million more liabilities may reprice or mature than assets. Over the year this is minimal sensitivity in comparison to the total of all assets and liabilities repricing and maturing. During the 2008 time period the company should be only slightly impacted by either rising or falling interest rates.

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2007.

	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$4 987	$4 247	$6 046	$5 949	$6 217
Mortgage loans on real estate:
Construction and land development	55 042	53 801	41 174	28 929	14 071
Secured by farm land	1 328	1 557	2 381	3 986	3 711
Secured by 1-4 family residential	98 864	103 983	98 408	79 800	62 693
Secured by multifamily residential	1 749	3 733	3 486	3 088	1 635
Secured by nonfarm nonresidential	47 726	46 367	43 019	39 671	33 317
Consumer loans	14 718	16 089	15 549	17 346	17 697
All other loans	193	292	372	236	717
	$224 607	$230 069	$210 435	$179 005	$140 058

     The continued decline in the housing market had a negative effect on the bank’s loan portfolio in 2007. Despite an optimistic outlook at the end of 2006, the housing market did not rally as many had predicted. For the first time in many years the loan portfolio decreased in value. The loan staff is expecting another challenging year in 2008. Economic indicators suggest that interest rates will continue to decline throughout 2008. The hope is that 2009 will bring a stronger economy and an upswing in the housing market.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2007 that were not disclosed in the table above.

REMAINING MATURITIES (in thousands) OF SELECTED LOANS

Commercial,
	Financial and	Real Estate-
At December 31, 2007	Agricultural	Construction
Loans maturing within one year	$1 428	$27 324
Variable rate loans due after one year	517	16 478
Fixed rate loans due after one year through five years	2 944	5 109
Fixed rate loans due after five years	98	6 131
Total maturities	$4 987	$55 042

ALLOWANCE FOR LOAN LOSSES

     The table shown below is an analysis of the company’s allowance for loan losses. Historically, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the company have been very low when compared with the size of the total loan portfolio. Management continually monitors the loan portfolio with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Based on experience, the loan policies and the current monitoring program, management believes the allowance for loan losses is adequate. Due to the policies and procedures in place, management has increased the allowance to cover the increased risks in the portfolio resulting from the current housing market conditions and the economic slowdown.

	2007	2006	2005	2004	2003
	(in thousands)
Balance at beginning of period	$2 423	$2 161	$1 966	$1 724	$1 642
Charge-offs:
Commercial, financial and agricultural	14	- -	30	- -	- -
Real estate – construction	32	- -	- -	- -	- -
Real estate – mortgage	206	- -	- -	- -	- -
Consumer	252	207	218	202	191
Total charge-offs	504	207	248	202	191
Recoveries:
Commercial, financial and agricultural	30	- -	- -	- -	- -
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	- -	- -	- -	- -	8
Consumer	152	138	113	155	118
Total recoveries	182	138	113	155	126
Net charge-offs	322	69	135	47	65
Additions charged to operations	678	331	330	289	147

Balance at end of period	$2 779	$2 423	$2 161	$1 966	$1 724
Ratio of net charge-offs during the period
to average loans outstanding during
the period	0.14%	0.03%	0.07%	0.03%	0.05%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2007		2006		2005		2004		2003
	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in
	(in	Category to	(in	Category to	(in	Category to	(in	Category to	(in	Category to
	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans
Commercial,
financial and
agricultural	$35	2.22%	$71	1.85%	$94	2.87%	$81	3.32%	$62	4.44%
Mortgage loans on
real estate:
Construction
and land
development	1 025	24.50%	820	23.38%	538	19.57%	166	16.16%	141	10.05%
Secured by farm
land	9.59%		12	0.68%	17	1.13%	29	2.23%	37	2.65%
Secured by 1-4
family
residential	924	44.02%	753	45.20%	696	46.76%	458	44.58%	272	44.76%
Secured by multi-
family
residential	13.78%		27	1.62%	25	1.66%	24	1.73%	20	1.17%
Secured by nonfarm
nonresidential	661	21.25%	478	20.15%	477	20.44%	341	22.16%	330	23.79%
Consumer loans	111	6.55%	248	6.99%	261	7.39%	591	9.69%	536	12.63%
All other loans	1.09%		1	0.13%	2.18%		3.13%		6.51%
Unallocated	- -	- -	13	- -	51	- -	273	- -	320	- -

	$2 779	100.00%	$2 423	100.00%	$2 161	100.00%	$1 966	100.00%	$1 724	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2007	2006		2005	2004		2003
	(in thousands)
Nonaccrual loans	$1 584		$144	$122	$	- -	$251
Restructured loans	- -		- -	- -		- -	- -
Foreclosed properties	430		- -	- -		- -	- -
Total nonperforming assets	$2 014		$144	$122	$	- -	$251

Loans past due 90 days
accruing interest	$21	$	- -	$65	$	- -	$153

Allowance for loan losses
to period end loans	1.24%		1.05%	1.03%		1.10%	1.23%

Nonperforming assets to
period end loans and
foreclosed properties	.89%		.06%	.06%		- -	.18%

     Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     At December 31, 2007, other potential problem loans totaled $4.2 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

SECURITIES PORTFOLIO

     In accordance with Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company records securities being held to maturity at amortized cost and securities available for sale at fair value. The effect of unrealized gains and losses, net of tax effects, is recognized in stockholders’ equity.

     The schedule below summarizes the book value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2007	Weighted	2006	Weighted	2005	Weighted
	Carrying Value	Average	Carrying Value	Average	Carrying Value	Average
	(in thousands)	Yield	(in thousands)	Yield	(in thousands)	Yield
Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$10 501	4.38%	$14 169	4.05%	$15 435	3.82%
Maturing after one year but
within five years	26 200	5.00%	26 819	4.86%	30 243	4.10%
Municipal obligations:
Maturing within one year	- -	- -	170	2.53%	- -	- -
Maturing after on year but
within five years	1 029	3.71%	466	3.59%	147	3.75%
Maturing after five years	1 842	3.87%	1 082	3.97%	1 126	3.87%
Total securities available for sale	$39 572		$42 706		$46 951

DEPOSITS

     Deposits increased .63% in 2007. Periodically we have continued to depend on alternative methods of funding. We have seen additional deposit growth through our Berkeley County branch offices and anticipate continued growth in those areas. We are a relatively new face in the Berkeley County neighborhood and Berkeley County residents are still learning about us and continue to respond in a positive manner. As of June 2006, the bank had 3.4% of the market share of deposits in Berkeley County and as of June 2007, we had approximately 3.6% of that market. Jefferson County deposit market share is at 30%. We have a total market share in both counties of approximately 14.5% at June 30, 2007.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 3
	(average balances in thousands)
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$28 988		$31 881		$33 648

Interest-bearing demand deposits	83 916	2.41%	95 146	2.30%	93 563	1.27%
Savings deposits	35 226	1.96%	32 723	1.73%	26 435.56%
Time deposits	106 778	4.67%	84 082	4.08%	63 661	3.31%

Total interest-bearing deposits	225 920	3.41%	211 951	2.92%	183 659	1.87%

Total deposits	$254 908		$243 832		$217 307

     At December 31, 2007 time deposits of $100 thousand or more were 11.13 % of total deposits compared with 8.98% at December 31, 2006. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2007 are as follows:

Within three months	$8 682
Over three through six months	6 079
Over six months through twelve months	5 060
Over twelve months	8 383

Total	$28 204

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 14.23% and a ratio of Tier 1 capital to risk-weighted assets of 13.01% at December 31, 2007. These two ratios have increased due to the growth in capital. Both ratios exceed the capital requirements adopted by the federal regulatory agencies.

(In thousands)
	2007	2006	2005
Tier 1 capital:
Common stock	$3 672	$3 672	$3 600
Surplus	3 771	3 661	2 400
Retained earnings	24 787	22 677	21 158
	32 230	30 010	27 158
Less cost of shares acquired for the treasury	2 701	2 279	1 850

Total tier 1 capital	$29 529	$27 731	$25 308
Tier 2 capital:
Allowance for loan losses (1)	2 779	2 423	2 161

Total risk-based capital	$32 308	$30 154	$27 469

Risk-weighted assets	$227 013	$218 193	$199 602

Capital ratios:
Tier 1 risk-based capital ratio	13.01%	12.71%	12.68%
Total risk-based capital ratio	14.23%	13.82%	13.76%
Leverage ratio	9.99%	9.34%	9.18%

(1)	Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

     Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. This could also be termed the management of the cash flows of an organization. Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s liquidity during 2007 is detailed in the statement of cash flows included in the financial statements.

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2007 net income as adjusted has used cash of $5.2 million. This is due to the loans held for sale to BlueRidge Bank (In Organization) that we have disbursed but will not sell for several months. Typically our loans held for sale turn around in three or four days. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the deposit discussion above, we have taken advantage of our borrowing capabilities for additional funding since deposit growth is not always sufficient to cover our needs. The net amount of cash provided by investing activities in 2007 is $8.0 million.

     Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2007 is $1.4 million.

     At December 31, 2007, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $60.4 million.

     Borrowing capabilities provide additional liquidity. The subsidiary bank maintains a federal funds line of $7 million with one financial institution and a federal funds line of $4 million with a second financial institution. The subsidiary bank is also a member of the Federal Home Loan Bank of Pittsburgh and has short and/or long-term borrowing capabilities of approximately $139 million. In June 2001, the subsidiary bank borrowed $2.5 million amortized over seven years from the Federal Home Loan Bank. The subsidiary bank has a Repo Plus account with the FHLB with a current credit line of $20 million that can be renewed on an annual basis.

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

     A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$53 389	$60 683
Standby letters of credit	3 294	4 750

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

     At December 31, 2007, the company had $603 thousand in rate lock commitments to originate mortgage loans.

     Short-Term Borrowings. At December 31, 2007, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers. These borrowings generally mature the day following the day sold. The total of short-term borrowings was $12.5 million on December 31, 2007 and $10.5 million on December 31, 2006. The short-term borrowings at December 31, 2006 were securities sold under agreements to repurchase that were secured transactions with customers and federal funds purchased.

     The table below presents selected information on these short-term borrowings (in thousands):

	December 31
	2007	2006
Balance outstanding at year end	$12 537	$10 526
Maximum balance at any month-end during the year	$13 430	$24 979
Average balance for the year	$10 966	$16 497
Weighted average rate for the year	4.02%	4.26%
Weighted average rate at year end	4.02%	4.13%
Estimated fair value	$12 537	$10 526

     Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2007:

	Payments (in thousands) Due By Period
			Over 1	Over 3
		Less	Year	Years
		than 1	through	through
	Total	Year	3 Years	5 Years
Long-Term Debt Obligations	$212	$212	$ - -	$ - -

Lease Obligations for Real Estate	$114	$51	$63	$ - -

Lease Obligations for Equipment	$77	$33	$44	$ - -

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Potomac Bancshares, Inc.
Charles Town, West Virginia

We have audited the consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Potomac Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
March 24, 2008

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands, except share data)

	2007	2006
ASSETS

Cash and due from banks	$5 938	$6 214
Interest-bearing deposits in other financial institutions	93	367
Securities purchased under agreements to resell
and federal funds sold	5 120	345
Securities available for sale, at fair value	39 572	42 706
Loans held for sale	8 133	405
Loans, net of allowance for loan losses of $2,779
in 2007 and $2,423 in 2006	221 828	227 646
Premises and equipment, net	6 237	6 421
Other real estate owned	430	- -
Accrued interest receivable	1 366	1 431
Other assets	9 507	7 214

Total Assets	$298 224	$292 749

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$27 994	$29 873
Interest-bearing	225 380	221 905
Total Deposits	$253 374	$251 778
Securities sold under agreements to repurchase and federal
funds purchased	12 537	10 526
Federal Home Loan Bank advances	212	620
Accrued interest payable	757	672
Other liabilities	2 329	2 436
Commitments and contingent liabilities	- -	- -
Total Liabilities	$269 209	$266 032

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 771	3 661
Undivided profits	24 787	22 677
Accumulated other comprehensive (loss)	(514)	(1 014)
	$31 716	$28 996
Less cost of shares acquired for the treasury, 2007,
266,191 shares; 2006, 238,108 shares	2 701	2 279
Total Stockholders’ Equity	$29 015	$26 717

Total Liabilities and Stockholders’ Equity	$298 224	$292 749

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

	2007	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$17 093	$16 712	$13 705
Interest on securities available for sale - taxable	1 894	2 095	1 516
Interest on securities available for sale - nontaxable	74	57	52
Interest on securities purchased under agreements
to resell and federal funds sold	435	65	43
Other interest and dividends	195	170	108
Total Interest and Dividend Income	$19 691	$19 099	$15 424

Interest Expense:
Interest on deposits	$7 696	$6 183	$3 440
Interest on securities sold under agreements to repurchase
and federal funds purchased	441	564	516
Federal Home Loan Bank advances	24	185	179
Total Interest Expense	$8 161	$6 932	$4 135

Net Interest Income	$11 530	$12 167	$11 289

Provision for Loan Losses	678	331	330

Net Interest Income after Provision
for Loan Losses	$10 852	$11 836	$10 959

Noninterest Income:
Trust and financial services	$1 085	$1 071	$986
Service charges on deposit accounts	2 102	1 724	1 582
Visa/MC Fees	453	364	274
Net gain on sale of loans	197	117	187
Gain (loss) on sale or call of securities available for sale	1	- -	(369)
Other operating income	526	490	525
Total Noninterest Income	$4 364	$3 766	$3 185

Noninterest Expenses:
Salaries and employee benefits	$5 252	$5 104	$4 518
Net occupancy expense of premises	563	546	507
Furniture and equipment expenses	925	890	875
Advertising and marketing	246	297	281
ATM and check card expense	328	319	252
Other operating expenses	2 374	2 105	2 027
Total Noninterest Expenses	$9 688	$9 261	$8 460
Income Before Income Tax Expense	$5 528	$6 341	$5 684
Income Tax Expense	1 998	2 306	2 020

Net Income	$3 530	$4 035	$3 664

Earnings Per Share, basic	$1.03	$1.17	$1.06
Earnings Per Share, diluted	$1.03	$1.16	$1.05

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	Income (Loss)	Income	Total
Balances, December 31, 2004	$1 800	$4 200	$18 631	$(1 850)	$(25)		$22 756

Comprehensive income
Net income – 2005	- -	- -	3 664	- -	- -	$3 664	3 664
Other comprehensive (loss):
Unrealized holding (losses)
arising during the period
(net of tax, $255)	- -	- -	- -	- -	(495)	(495)	(495)
Reclassification for losses
included in net income
(net of tax, $125)	- -	- -	- -	- -	244	244	244
Total other comprehensive (loss)						(251)
Total comprehensive income						$3 413
Stock split in the form of a
100% stock dividend	1 800	(1 800)	- -	- -	- -		- -
Cash dividends – 2005
($.33 per share)	- -	- -	(1 137)	- -	- -		(1 137)
Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032

Comprehensive income
Net income – 2006	- -	- -	4 035	- -	- -	$4 035	4 035
Other comprehensive income:
Unrealized holding gains
arising during the period
(net of tax, $63)	- -	- -	- -	- -	123	123	123
Total comprehensive income						$4 158
Adjustment to initially apply
FASB Statement No. 158,
in regard to pension and
other postretirement
benefits (net of tax, $441)	- -	- -	- -	- -	(861)		(861)
2% stock dividend	72	1 149	(1 221)	- -	- -		- -
Purchase of treasury shares:
27,093 shares	- -	- -	- -	(429)	- -		(429)
Stock-based compensation expense	- -	112	- -	- -	- -		112
Cash dividends – 2006
($.38 per share)	- -	- -	(1 295)	- -	- -		(1 295)
Balances, December 31, 2006	$3 672	$3 661	$22 677	$(2 279)	$(1 014)		$26 717

Comprehensive income
Net income – 2007	- -	- -	3 530	- -	- -	$3 530	3 530
Other comprehensive income:
Unrealized holding gains
arising during the period
(net of tax, $159)	- -	- -	- -	- -	306	306	306
Change in benefit obligations
and plan assets for pension
and other postretirement
benefits (net of tax, $97)	- -	- -	- -	- -	194	194	194
Total other comprehensive income						500
Total comprehensive income						$4 030
Purchase of treasury shares:
28,083 shares	- -	- -	- -	(422)	- -		(422)
Stock-based compensation expense	- -	110	- -	- -	- -		110
Cash dividends – 2007
($.42 per share)	- -	- -	(1 420)	- -	- -		(1 420)
Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3 530		$4 035		$3 664
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	678		331		330
Depreciation	568		582		578
Deferred tax (benefit)	(250)		(190)		(41)
Discount accretion and premium
amortization on securities, net	(63)		(131)		69
(Gain) loss on sale or call of securities available for sale	(1)		- -		369
Loss on sale of other real estate	15		- -		- -
Loss on disposal of premises and equipment	12		- -		- -
Loss on sale of repossessed assets	8		- -		- -
Stock-based compensation expense	110		112		- -
Proceeds from sale of loans	11 002		7 285		10 260
Origination of loans for sale	(18 730)		(7 690)		(10 112)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	65		(279)		(239)
(Increase) in other assets	(2 220)		(211)		(1 123)
Increase in accrued interest payable	85		341		151
Increase (decrease) increase in other liabilities	10		(391)		420
Net cash (used in) provided by operating activities	$(5 181)		$3 794		$4 326

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$14 470		$15 500		$9 000
Proceeds from sale of securities available for sale	- -		- -		13 900
Proceeds from call of securities available for sale	10 035		2 500		- -
Purchases of securities available for sale	(20 842)		(13 437)		(23 331)
Net decrease (increase) in loans	4 709		(19 703)		(31 565)
Purchases of premises and equipment	(384)		(958)		(836)
Proceeds from sale of other real estate	61		- -		- -
Net cash provided by (used in) investing activities	$8 049		$(16 098)		$(32 832)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(1 879)		$(2 741)		$(1 622)
Net increase in interest-bearing deposits	3 475		24 639		30 951
Net proceeds (repayment) of securities sold under agreements to
repurchase and federal funds purchased	2 011		(9 031)		1 980
Net (repayment) of Federal Home Loan Bank advances	(408)		(385)		(5 365)
Purchase of treasury shares	(422)		(429)		- -
Cash dividends	(1 420)		(1 295)		(1 137)
Net cash provided by financing activities	$1 357		$10 758		$24 807
Increase (decrease) in cash and cash equivalents	$4 225		$(1 546)		$(3 699)

CASH AND CASH EQUIVALENTS
Beginning	6 926		8 472		12 171
Ending	$11 151		$6 926		$8 472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8 076		$6 591		$3 984
Income taxes	$2 368		$2 936		$1 519

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$465		$186		$(381)
Change in benefit obligations and plan assets for pension
and other postretirement benefits	$291		$(1 305)	$	- -
Loans transferred to OREO	$506	$	- -	$	- -

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally, are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

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

The allowance is based on two basic principles of accounting: (1) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

In 2007, the bank entered into an agreement with BlueRidge Bank (In Organization) whereby Bank of Charles Town would fund loans for BlueRidge Bank (In Organization) until such time as BlueRidge Bank (In Organization) could get its charter. Upon receiving its charter, BlueRidge Bank (In Organization) will buy the loans from Bank of Charles Town. In the event that BlueRidge Bank (In Organization) exceeds its legal lending limit, Bank of Charles Town will fund additional loan amounts through participation agreements. Bank of Charles Town has funded $7.8 million in loans on behalf of BlueRidge Bank (In Organization) as of December 31, 2007.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

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

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value net of estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Employee Benefit Plans

The company sponsors the following employee benefit plans:

  a noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements, a postretirement life insurance plan covering current and future retirees with 25 years of service over the age of 60, a postretirement life insurance plan covering certain current retirees who met certain requirements that is not available for future retirees, a health care plan for current retirees who met certain eligibility requirements that is not available for future retirees and a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Under this plan the employer may make a discretionary matching contribution each plan year and may also make other discretionary contributions to the plan.

Stock Dividends

On March 14, 2006 the Board of Directors declared a 2% stock dividend. Shares increased from 3,600,000 to 3,671,691. On February 8, 2005 the Board of Directors declared a stock split in the form of a 100% stock dividend. Shares increased from 1,800,000 to 3,600,000.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and are determined using the treasury method. All amounts have been retroactively restated for the stock dividends as described above.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary difference between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Income Taxes (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.

Advertising

The company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in pension and postretirement benefit obligations , are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Stock-Based Compensation Plan (Continued)

The stockholders initially authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. These shares have been restated to reflect the 2% stock dividend declared March 14, 2006 and the 100% stock dividend declared February 8, 2005. On April 24, 2007 the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

The following illustrates the effect on net income and earnings per share if the company had applied the fair value method of SFAS 123R, prior to January 1, 2006:

For the Year Ended
December 31, 2005
(dollars in thousands except
per share amounts)
Net income, as reported	$3 664
Less pro forma stock option compensation
expense, net of tax	(55)
Pro forma net income	$3 609

Earnings per share:
Basic – as reported	$1.06
Basic – pro forma	$1.04
Diluted – as reported	$1.05
Diluted – pro forma	$1.04

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the twelve months ended December 31, 2007, 2006 and 2005 was $3.76, $3.88 and $2.91, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007, 2006 and 2005: option term until exercise 10 years, expected volatility of 19.56%, 17.86% and 19.46%, risk-free interest rates of 4.66%, 4.43% and 4.26%, and expected dividend yields of 2.74%, 2.66% and 3.15%, respectively. Expected volatility is based on the historic volatility of the company’s stock price over the expected life of the options. We have determined that the expected term for options is their contractual life of 10 years. The risk-free interest rate is the U. S. Treasury zero-coupon issue with a remaining term equal to the expected term of the options granted. The dividend yield is estimated as the ratio of the company’s historical dividends paid per share of common stock to the stock price on the date of grant.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This statement requires employers to measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the company as of December 31, 2006. The company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). The standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Note 2. Securities

There were no securities held to maturity as of December 31, 2007 and 2006.

The amortized cost and fair value of securities available for sale as of December 31, 2007 and 2006 (in thousands) are as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$36 471	$246	$(16)	$36 701
State and municipal obligations	2 868	5	(2)	2 871
	$39 339	$251	$(18)	$39 572

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$41 213	$16	$(242)	$40 987
State and municipal obligations	1 725	3	(9)	1 719
	$42 938	$19	$(251)	$42 706

The amortized cost and fair value of the securities available for sale as of December 31, 2007 (in thousands), by contractual maturity, are shown below:

	Amortized	Fair
	Cost	Value
Due in one year or less	$10 490	$10 501
Due after one year through five years	27 008	27 229
Due after five years	1 841	1 842
	$39 339	$39 572

There were no sales of securities available for sale during 2007 or 2006. Proceeds from sales of securities available for sale were $13.9 million during 2005. Gross losses of $369 thousand were realized on sales in 2005.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 8 accounts in the consolidated portfolio that have losses at December 31, 2007. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity or recovery of value; therefore, the gross unrealized losses are considered temporary as of December 31, 2007.

Note 2. Securities (Continued)

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2007 and 2006 (in thousands).

	December 31, 2007
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$ - -	$ - -	$4 984	$(16)	$4 984	$(16)
State and municipal obligations	469	(1)	371	(1)	840	(2)
	$469	$(1)	$5 355	$(17)	$5 824	$(18)

	December 31, 2006
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$6 753	$(11)	$20 733	$(231)	$27 486	$(242)
State and municipal obligations	- -	- -	731	(9)	731	(9)
	$6 753	$(11)	$21 464	$(240)	$28 217	$(251)

Securities with a carrying value of $25.6 million and $25.2 million at December 31, 2007 and 2006 were pledged to secure public funds and other balances as required by law.

Note 3. Loans and Related Party Transactions

The loan portfolio is composed of the following:

December 31
	2007	2006
(in thousands)
Mortgage loans on real estate:
Construction and land development	$55 042	$53 801
Secured by farm land	1 328	1 557
Secured by 1-4 family residential	98 864	103 983
Secured by multifamily residential	1 749	3 733
Secured by nonfarm nonresidential	47 726	46 367
Commercial loans (except those secured
by real estate)	4 987	4 247
Consumer loans	14 718	16 089
All other loans	193	292
Total loans	$224 607	$230 069
Less: allowance for loan losses	2 779	2 423
	$221 828	$227 646

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $193 thousand and $144 thousand, respectively.

Loans to directors and executive officers of the company or to their associates at December 31, 2007 and 2006 totaled $2.8 million and $3.3 million, respectively. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. During 2007, total principal additions were $566 thousand and total principal payments were $1 million.

Note 4. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Balances at beginning of year	$2 423	$2 161	$1 966
Provision charged to operating expense	678	331	330
Recoveries added to the allowance	182	138	113
Loan losses charged to the allowance	(504)	(207)	(248)
Balances at end of year	$2 779	$2 423	$2 161

The following is a summary of information pertaining to impaired loans as of December 31 for each of the years presented (in thousands):

	2007	2006
Impaired loans without a valuation allowance	$3 157	$	- -
Impaired loans with a valuation allowance	2 656		- -

Total impaired loans	$5 813	$	- -

Valuation allowance related to impaired loans	$636	$	- -

Total loans past due ninety days or more and still accruing	$21	$	- -

	2007	2006		2005
Average investment in impaired loans	$1 163	$	- -	$	- -
Interest income recognized on impaired loans	$48	$	- -	$	- -
Interest income recognized on a cash basis on impaired loans	$ - -	$	- -	$	- -

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2007 and 2006 totaled $517 thousand and $144 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $3 thousand in 2007 and $14 thousand in 2006.

Note 5. Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2007	2006
(in thousands)
Premises and improvements	$6 614	$6 537
Furniture and equipment	4 393	5 360
	$11 007	$11 897
Less accumulated depreciation	4 770	5 476
	$6 237	$6 421

Depreciation included in operating expense for 2007, 2006 and 2005 was $568 thousand, $582 thousand and $578 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $28.2 million and $22.6 million at December 31, 2007 and 2006, respectively.

Note 6. Deposits (Continued)

At December 31, 2007, the scheduled maturities of all time deposits (in thousands) are as follows:

2008	$70 985
2009	20 516
2010	7 957
2011	2 482
2012	4 136
$106 076

Brokered deposits (all in the form of certificates of deposit) totaled $3.4 million and $12.9 million at December 31, 2007 and 2006, respectively.

Deposits of the company’s directors, executive officers and associates totaled $104 thousand and $96 thousand at December 31, 2007 and 2006, respectively.

Note 7. Borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2007, short-term borrowings totaled $12.5 million in securities sold under agreements to repurchase through secured transactions with customers. There were no federal funds purchased.

At December 31, 2006 short-term borrowings totaled $10.5 million which included $10.3 million in securities sold under agreements to repurchase through secured transactions with customers and $200 thousand in federal funds purchased.

In June 2001, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank seven year loan with an original balance of $2.5 million and monthly payments of interest and principal with an interest rate of 5.51%. Total non-securities collateral available to secure loans with the Federal Home Loan Bank is $134 million. The remaining principal payments on the note are due during 2008 in the amount of $212 thousand.

The balance of this loan at December 31, 2006 was $620 thousand.

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $150 million at December 31, 2007.

Note 8. Employee Benefit Plans

The company sponsors a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the employer to withhold up to the amount allowed by law each calendar year. The employer may make a discretionary matching contribution each plan year. The employer may also make other discretionary contributions to the plan. The company made 401(k) matching contributions of $92 thousand, $56 thousand and $50 thousand in 2007, 2006 and 2005, respectively.

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

Note 8. Employee Benefit Plans (Continued)

The company has entered into contracts with four retirees where the company agrees to pay the participants’ beneficiaries $50,000 upon the participants’ death. The present value of this postretirement benefit has been accrued as of December 31, 2007 in the amount of $77 thousand. While these liabilities are unfunded, life insurance has been obtained by the company to help offset these payments.

Obligations and funded status:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007		2006
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$6 148	$5 490		$515		$517
Service cost	254	274		11		10
Interest cost	362	323		30		30
Actuarial (gain) loss	(144)	271		- -		(20)
Benefits paid	(246)	(210)		(20)		(22)
Benefit obligation, ending	$6 374	$6 148		$536		$515

Change in plan assets:
Fair value of plan assets, beginning	$4 622	$4 097	$	- -	$	- -
Actual return on plan assets	442	436		- -		- -
Employer contributions	485	299		20		22
Benefits paid	(246)	(210)		(20)		(22)
Fair value of plan assets, ending	$5 303	$4 622	$	- -	$	- -

Funded status at end of year	$(1 071)	$(1 526)		$(536)		$(515)

Accounts recognized on consolidated
balance sheet as:
Accrued benefit liabilities	$(1 071)	$(1 526)		$(536)		$(515)

Amounts recognized in accumulated other
comprehensive (loss) consist of:
Net loss (gain)	$936	$1 210		$(47)		$(47)
Transition liability	- -	- -		122		139
Deferred tax benefit	(318)	(410)		(26)		(31)
	$618	$800		$49		$61

The accumulated benefit obligation for the defined benefit pension plan was $5.9 million and $5.0 million at December 31, 2007 and 2006, respectively.

Note 8. Employee Benefit Plans (Continued)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive (loss):

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007		2006	2005
	(in thousands)			(in thousands)
Components of net periodic benefit cost:
Service cost	$254	$274	$226		$11	$10	$7
Interest cost	362	323	314		30	30	30
Expected return on plan assets	(356)	(331)	(314)		- -	- -	- -
Amortization of net obligation
(asset) at transition	- -	- -	(15)		17	18	17
Recognized actuarial (gain) loss	40	35	27		- -	- -	(2)
Net periodic benefit cost	$300	$301	$238		$58	$58	$52

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive income (loss):
Net loss (gain)	$(274)	$1 210	N/A	$	- -	$(47)	N/A
Transition liability	- -	- -	N/A		(17)	139	N/A
Deferred tax	91	(410)	N/A		6	(31)	N/A
Total recognized in other
comprehensive income (loss)	$(183)	$800	N/A		$(11)	$61	N/A
Total recognized in net periodic
benefit cost and other
comprehensive income (loss)	$117	$1 101	N/A		$47	$119	N/A

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year approximates $40 thousand. The estimated unrecognized transition liability for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $17 thousand.

Assumptions

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.50%	6.00%	6.00%	6.50%
Expected return on plan assets	7.50%	8.00%	8.50%	- -	- -	- -
Rate of compensation increase	4.50%	4.00%	4.00%	3.00%	3.00%	3.00%

Weighted-average assumptions used to
determine benefit obligations:
Discount rate	6.00%	6.00%	6.50%	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.00%	4.00%	3.00%	3.00%	3.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations at October 31, 2007 and 2006 (the plan’s valuation date), by asset category are as follows:

	Plan Assets at October 31
	2007	2006
Asset Category
Equities	61%	63%
Fixed income/cash	39%	37%

Total	100%	100%

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

There is no company common stock included in the equity securities of the pension plan at December 31, 2007 and 2006.

Note 8. Employee Benefit Plans (Continued)

Cash Flow

The company expects to contribute $300 thousand to its pension plan in 2008 and $23 thousand to its postretirement plan in 2008.

The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
	(in thousands)
2008	$238	$23
2009	253	26
2010	254	28
2011	249	30
2012	300	32
2013-2017	1 838	165

For measurement purposes, an 8.5% annual rate of increase in per capita health care costs of covered benefits was assumed for 2007, 2006 and 2005, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$20	$(21)
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	2	(2)

Note 9. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	December 31, 2007		December 31, 2006		December 31, 2005
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3 423 239	$1.03	3 454 961	$1.17	3 460 984	$1.06

Effect of dilutive securities:
Stock options	7 525		12 948		16 554

Diluted earnings per share	3 430 764	$1.03	3 467 909	$1.16	3 477 538	$1.05

Shares outstanding have been restated to reflect the 2% stock dividend in 2006 and the 100% stock dividend in 2005.

Stock options for 120,534, 83,811 and 40,574 shares of common stock were not considered in computing diluted earnings per common share for 2007, 2006 and 2005, respectively, because they were antidilutive.

Note 10. Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company. This plan permits the issuance of incentive stock options and non-qualified stock options. The plan authorizes the issuance of up to 183,600 shares of common stock (shares have been restated to reflect the 2% stock dividend declared March 14, 2006 and the 100% stock dividend declared on February 8, 2005). In 2007 the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors.

A summary of option activity under the plan as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Life in Years	(in thousands)
Outstanding at beginning of year	115 739	$14.31
Granted	36 723	15.60
Exercised	- -	- -
Forfeited	(1 346)	12.35
Outstanding at end of year	151 116	$14.77	5	$87
Exercisable at end of year	81 757	$14.30	7	$66

Weighted average fair value
of options granted	$3.76

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount changes based on changes in the market value of the company’s stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. The following table summarizes options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price
$ 11.28	30 582	6.0	$ 11.28	23 238	$ 11.28
14.00	40 574	7.0	14.00	25 397	14.00
17.25	43 237	8.0	17.25	20 879	17.25
15.60	36 723	9.0	15.60	12 243	15.60
	151 116			81 757

As of December 31, 2007 there was $178 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period. The unrecognized compensation expense has a weighted average life of three years.

Note 11. Income Taxes

The company files income tax returns in the U. S. federal jurisdiction and the state of West Virginia. With few exceptions, the company is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007		2006
	(in thousands)
Deferred tax assets:
Reserve for loan losses		$790	$669
Accrued pension expense		438	519
Accrued postretirement benefits		208	175
Nonaccrual interest		17	5
Stock option expense		35	20
Home equity closing costs		72	61
Net loan origination fees		14	- -
OREO expense		11	- -
Securities available for sale		- -	79
		$1 585	$1 528
Deferred tax liabilities:
Net loan origination costs	$	- -	$9
Depreciation		122	130
Securities available for sale		79	- -
		$201	$139

Net deferred tax assets		$1 384	$1 389

The provision for income taxes charged to operations for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(in thousands)
Current tax expense	$2 248	$2 496	$2 061
Deferred tax expense (benefit)	(250)	(190)	(41)
	$1 998	$2 306	$2 020

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005 due to the following (in thousands):

	2007	2006	2005
Computed “expected” tax expense	$1 880	$2 156	$1 933
Increase (decrease) in income taxes resulting from:
Tax exempt income	(107)	(87)	(86)
State income taxes, net of federal income tax benefit	191	202	173
Other	34	35	- -
	$1 998	$2 306	$2 020

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding, various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions. See Note 14 with respect to financial instruments with off-balance-sheet risk.

Note 12. Commitments and Contingent Liabilities (Continued)

The company has approximately $92 thousand in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2007.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2007 and 2006, the aggregate amounts of daily average required balances were approximately $300 thousand for each time period.

Note 13. Retained Earnings

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2007, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $6.3 million or 21.8% of the consolidated net assets.

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

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2007 and 2006 (in thousands) is as follows:

	2007	2006
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$53 389	$60 683
Standby letters of credit	3 294	4 750

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

Note 14. Financial Instruments With Off-Balance-Sheet Risk (Continued)

At December 31, 2007, the company had rate lock commitments to originate mortgage loans amounting to $603 thousand and mortgage loans held for sale in the amount of $306 thousand. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell the loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

Short-term Borrowings
The carrying amounts of borrowings under repurchase agreements and federal funds sold approximate fair value.

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

At December 31, 2007 and 2006, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

Note 15. Fair Value of Financial Instruments and Interest Rate Risk (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$6 031	$6 031	$6 581	$6 581
Securities purchased under
agreements to resell and
federal funds sold	5 120	5 120	345	345
Securities available for sale	39 572	39 572	42 706	42 706
Loans, net	221 828	223 920	227 646	226 928
Loans held for sale	8 133	8 133	405	405
Accrued interest receivable	1 366	1 366	1 431	1 431

Financial liabilities:
Deposits	253 374	253 430	251 778	251 823
Securities sold under
agreements to repurchase
and federal funds
purchased	12 537	12 537	10 526	10 526
FHLB advances	212	212	620	620
Accrued interest payable	757	757	672	672

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

Note 16. Regulatory Matters

The company (on a consolidated basis) and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the company’s and the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the company and the bank meet all capital adequacy requirements to which they are subject.

Note 16. Regulatory Matters (Continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The company’s and the bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2007:
Total capital (to risk-weighted
assets):
Consolidated	$32 308	14.23%	$18 161	8.0%	N/A	N/A
Bank of Charles Town	$31 814	14.04%	$18 124	8.0%	$22 656	10.0%
Tier 1 capital (to risk-weighted
assets):
Consolidated	$29 529	13.01%	$9 081	4.0%	N/A	N/A
Bank of Charles Town	$29 035	12.82%	$9 062	4.0%	$13 593	6.0%
Tier 1 capital (to average
assets):
Consolidated	$29 529	9.99%	$11 818	4.0%	N/A	N/A
Bank of Charles Town	$29 035	9.84%	$11 799	4.0%	$14 749	5.0%

As of December 31, 2006:
Total capital (to risk-weighted
assets):
Consolidated	$30 154	13.82%	$17 455	8.0%	N/A	N/A
Bank of Charles Town	$29 695	13.64%	$17 421	8.0%	$21 776	10.0%
Tier 1 capital (to risk-weighted
assets):
Consolidated	$27 731	12.71%	$8 728	4.0%	N/A	N/A
Bank of Charles Town	$27 272	12.52%	$8 710	4.0%	$13 066	6.0%
Tier 1 capital (to average
assets):
Consolidated	$27 731	9.34%	$11 882	4.0%	N/A	N/A
Bank of Charles Town	$27 272	9.20%	$11 863	4.0%	$14 829	5.0%

Note 17. Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2007 and 2006
(in thousands)

	2007		2006
ASSETS
Cash		$36		$25
Investment in subsidiary		28 521		26 258
Other assets		458		434

Total Assets		$29 015		$26 717

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES, other	$	- -	$	- -

STOCKHOLDERS’ EQUITY
Common stock		$3 672		$3 672
Surplus		3 771		3 661
Undivided profits		24 787		22 677
Accumulated other comprehensive (loss)		(514)		(1 014)
		$31 716		$28 996
Less cost of shares acquired for the treasury		2 701		2 279
Total Stockholders’ Equity		$29 015		$26 717

Total Liabilities and Stockholders’ Equity		$29 015		$26 717

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Income
Dividends from subsidiary	$1 942	$1 905		$1 487
Interest income	1	1		- -
Total Income	$1 943	$1 906		$1 487

Expenses
Stock-based compensation expense	$110	$112	$	- -
Other professional fees	57	39		34
Other operating expenses	65	56		60
Total Expenses	$232	$207		$94

Income before Income Tax (Benefit) and
Equity in Undistributed Income of Subsidiary	$1 711	$1 699		$1 393

Income Tax (Benefit)	(56)	(51)		(31)

Income before Equity in Undistributed
Income of Subsidiary	$1 767	$1 750		$1 424

Equity in Undistributed Income of Subsidiary	1 763	2 285		2 240

Net Income	$3 530	$4 035		$3 664

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3 530	$4 035	$3 664
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (income) of
subsidiary	(1 763)	(2 285)	(2 240)
Stock-based compensation expense	110	112	- -
(Increase) in other assets	(24)	(153)	(251)
(Decrease) in other liabilities	- -	- -	(3)

Net cash provided by operating activities	$1 853	$1 709	$1 170

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(1 420)	$(1 295)	$(1 137)
Purchase of treasury shares	(422)	(429)	- -

Net cash (used in) financing activities	$(1 842)	$(1 724)	$(1 137)

Increase (decrease) in cash and cash
equivalents	$11	$(15)	$33

CASH AND CASH EQUIVALENTS
Beginning	25	40	7
Ending	$36	$25	$40

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A(T). Controls and Procedures.

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

     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

     There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting

To the Stockholders:

     Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

     Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting includes those policies and procedures that pertain to the company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

     In order to ensure that the company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2007.

     The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the company’s internal auditor. It meets periodically with management, the independent registered public accounting firm and the internal auditor to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the company in addition to reviewing the company’s financial reports. The independent registered public accounting firm and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-8 of the Proxy Statement dated March 31, 2008, for the April 22, 2008 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 15 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	49	Employed by bank as of 1/1/01 as President and CEO.

David W. Irvin	Executive Vice President 2004	44	Employed at bank from 2001 to present as Commercial Loan Division Manager.

Gayle Marshall Johnson	Sr. Vice President & Chief Financial Officer 1994	58	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990. Sr. Vice President since 2005.

Donald S. Smith	Vice President 1994	79	Employed at bank 1947 to 1991; President 1979 to 1991 (retired).

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

Item 11. Executive Compensation.

     The information contained on pages 10-13 of the Proxy Statement dated March 31, 2008, for the April 22, 2008 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 9-10 of the Proxy Statement dated March 31, 2008, for the April 22, 2008 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
2003 Stock Incentive Plan
amended by shareholders
April 24, 2007	152,462	$14.62	281,138

Item 13. Certain Relationships and Related Transactions.

     The information contained on page 14 of the Proxy Statement dated March 31, 2008, for the April 22, 2008 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information contained on pages 6-7 of the Proxy Statement dated March 31, 2008, for the April 22, 2008 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

               10.1 2003 Stock Incentive Plan adopted by the Potomac Board February 20, 2003 and approved by the Company’s shareholders on May 13, 2003, amended by the Company’s shareholders on April 24, 2007 and incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission, File No. 0-24958.

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

               31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer*

               31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer*

               32.1 Section 1350 Certification of Chief Executive Officer*

               32.2 Section 1350 Certification of Chief Financial Officer*

               99.1 Proxy Statement for the 2008 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

                    * Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 24, 2008
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 24, 2008
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ J. Scott Boyd	March 24, 2008
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 24, 2008
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 24, 2008
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 24, 2008
Margaret Cogswell, Director

By	/s/ William R. Harner	March 24, 2008
William R. Harner, Director

By	/s/ Barbara H. Pichot	March 24, 2008
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 24, 2008
John C. Skinner, Jr., Director

By	/s/ Donald S. Smith	March 24, 2008
Donald S. Smith, Director

By	/s/ C. Larry Togans	March 24, 2008
C. Larry Togans, Director