Form 10-Q
period 2008-03-31
POTOMAC BANCSHARES INC
filed 2008-05-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒☒☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐☐☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒☒     No  ☐☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐☐    Accelerated Filer  ☐☐    Non-Accelerated Filer  ☐☐    Smaller Reporting Company  ☒☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐☐    No  ☒☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

3,402,500 as of May 6, 2008

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

March 31, 2008

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of the December 31, 2007 Form 10-K. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) March 31, 2008	December 31, 2007

Assets:
Cash and due from banks	$5,741	$5,938
Interest-bearing deposits in other financial institutions	152	93
Securities purchased under agreements to resell and federal funds sold	19,239	5,120
Securities available for sale, at fair value	35,983	39,572
Loans held for sale	13,261	8,133
Loans, net of allowance for loan losses of $2,883 and $2,779, respectively	223,346	221,828
Premises and equipment, net	6,566	6,237
Other real estate owned	46	430
Accrued interest receivable	1,297	1,366
Other assets	10,392	9,507

Total Assets	$316,023	$298,224

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$27,821	$27,994
Interest-bearing	244,467	225,380

Total Deposits	272,288	253,374
Securities sold under agreements to repurchase and federal funds purchased	9,652	12,537
Federal Home Loan Bank advances	107	212
Accrued interest payable	604	757
Other liabilities	3,606	2,329

Total Liabilities	$286,257	$269,209

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3,672	$3,672
Surplus	3,787	3,771
Undivided profits	25,303	24,787
Accumulated other comprehensive (loss)	(256)	(514)

	$32,506	$31,716
Less cost of shares acquired for the treasury, 2008, 269,191 shares; 2007, 266,191 shares	2,740	2,701

Total Stockholders’ Equity	$29,766	$29,015

Total Liabilities and Stockholders’ Equity	$316,023	$298,224

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$4,073	$4,284
Interest on securities available for sale - taxable	411	487
Interest on securities available for sale - nontaxable	27	16
Interest on securities purchased under agreements to resell and federal funds sold	128	126
Other interest and dividends	32	43

Total Interest and Dividend Income	$4,671	$4,956
Interest Expense:
Interest on deposits	$1,827	$2,023
Interest on securities sold under agreements to repurchase and federal funds purchased	78	101
Federal Home Loan Bank advances	2	8

Total Interest Expense	$1,907	$2,132

Net Interest Income	$2,764	$2,824
Provision for Loan Losses	153	—

Net Interest Income after Provision for Loan Losses	$2,611	$2,824

Noninterest Income:
Trust and financial services	$245	$259
Service charges on deposit accounts	560	445
Visa/MC fees	125	97
Cash surrender value of life insurance	61	36
Other operating income	59	112

Total Noninterest Income	$1,050	$949

Noninterest Expenses:
Salaries and employee benefits	$1,319	$1,275
Net occupancy expense of premises	147	141
Furniture and equipment expenses	219	230
Advertising and marketing	71	66
ATM and check card expenses	74	86
Other operating expenses	453	506

Total Noninterest Expenses	$2,283	$2,304

Income before Income Tax Expense	$1,378	$1,469
Income Tax Expense	487	524

Net Income	$891	$945

Earnings Per Share, basic	$.26	$.28

Earnings Per Share, diluted	$.26	$.27

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in thousands, except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2006	$3,672	$3,661	$22,677	$(2,279)	$(1,014)		$26,717
Comprehensive income
Net income	—	—	945	—	—	$945	945
Other comprehensive gain: unrealized holding gains arising during the period (net of tax, $25)	—	—	—	—	48	48	48

Total comprehensive income						$993

Stock-based compensation expense	—	85	—	—	—		85
Cash dividends ($.10 per share)	—	—	(344)	—	—		(344)

Balances, March 31, 2007	$3,672	$3,746	$23,278	$(2,279)	$(966)		$27,451

Balances, December 31, 2007	$3,672	$3,771	$24,787	$(2,701)	$(514)		$29,015
Comprehensive income
Net income	—	—	891	—	—	$891	891
Other comprehensive gain: unrealized holding gains arising during the period (net of tax, $133)	—	—	—	—	258	258	258

Total comprehensive income						$1,149

Purchase of treasury shares: 3,000 shares	—	—	—	(39)	—		(39)
Stock-based compensation expense	—	16	—	—	—		16
Cash dividends ($.11 per share)	—	—	(375)	—	—		(375)

Balances, March 31, 2008	$3,672	$3,787	$25,303	$(2,740)	$(256)		$29,766

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 2008	March 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$891	$945
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	153	—
Depreciation	127	140
Discount accretion and premium amortization on securities, net	(17)	(32)
Loss on sale of other real estate	31	—
Stock-based compensation expense	16	85
Proceeds from sale of loans	1,642	1,609
Origination of loans for sale	(6,770)	(1,204)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	69	(26)
(Increase) in other assets	(885)	(164)
(Decrease) increase in accrued interest payable	(153)	184
Increase in other liabilities	1,144	550

Net cash (used in) provided by operating activities	$(3,752)	$2,087

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$—	$2,500
Proceeds from call of securities available for sale	10,000	—
Purchase of securities available for sale	(6,003)	(4,999)
Net (increase) in loans	(1,717)	(826)
Purchases of premises and equipment	(456)	(81)
Proceeds from sale of other real estate	399	—

Net cash provided by (used in) investing activities	$2,223	$(3,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$(173)	$45
Net increase in interest-bearing deposits	19,087	12,830
Net (repayment) of securities sold under agreements to repurchase and federal funds purchased	(2,885)	(415)
Net (repayment) proceeds of Federal Home Loan Bank advances	(105)	(100)
Purchase of treasury shares	(39)	—
Cash dividends	(375)	(344)

Net cash provided by financing activities	$15,510	$12,016

Increase in cash and cash equivalents	$13,981	$10,697
CASH AND CASH EQUIVALENTS
Beginning	11,151	6,926

Ending	$25,132	$17,623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,060	$1,948

Income taxes	$48	$181

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$391	$(102)

Loans transferred to other real estate owned	$46	$—

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and December 31, 2007, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2008 and 2007. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2007. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. On April 24, 2007 the stockholders approved an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first and only stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted no options during the first quarter of 2008 and granted 36,723 options in the first quarter of 2007. Options granted under the plan may be subject to a graded vesting schedule.

Incremental stock-based compensation expense recognized for the three month periods ending March 31, 2008 and 2007 was $16 thousand and $85 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2007 was $3.76. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for the 2007 grant: option term until exercise 10 years, expected volatility of 19.56%, risk-free interest rates of 4.66%, and expected dividend yield of 2.74%. There were no options granted during the first quarter of 2008.

Stock option plan activity for the three months ended March 31, 2008 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(dollars in thousands, except per share amounts)
Options outstanding, January 1, 2008	151,116	$14.77
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Options outstanding, March 31, 2008	151,116	14.77	7	$47

Options exercisable, March 31, 2008	100,974	14.40	7	$41

As of March 31, 2008 there was $164 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	The amortized cost and fair value of securities available for sale as of March 31, 2008 and December 31, 2007 (in thousands) are as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$32,492	$596	$—	$33,088
State and municipal obligations	2,867	33	(5)	2,895

	$35,359	$629	$(5)	$35,983

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$36,471	$246	$(16)	$36,701
State and municipal obligations	2,868	5	(2)	2,871

	$39,339	$251	$(18)	$39,572

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 2 accounts in the consolidated portfolio that have losses at March 31, 2008. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of March 31, 2008.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2008 and December 31, 2007 (in thousands).

	March 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and municipal obligations	729	(5)	—	—	729	(5)

Total	$729	$(5)	$—	$—	$729	$(5)

	December 31, 2007
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$—	$—	$4,984	$(16)	$4,984	$(16)
State and municipal obligations	469	(1)	371	(1)	840	(2)

Total	$469	$(1)	$5,355	$(17)	$5,824	$(18)

4.	The loan portfolio, stated at face amount, is composed of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$54,920	$55,042
Secured by farmland	1,205	1,328
Secured by 1-4 family residential	100,040	98,864
Secured by multifamily residential	1,726	1,749
Secured by nonfarm nonresidential	48,844	47,726
Commercial and industrial loans (except those secured by real estate)	4,844	4,987
Consumer loans	14,441	14,718
All other loans	209	193

Total loans	$226,229	$224,607
Less: allowance for loan losses	2,883	2,779

	$223,346	$221,828

5.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 2008	December 2007	March 2007
Balance at beginning of period	$2,779	$2,423	$2,423
Provision charged to operating expense	153	678	—
Recoveries added to the allowance	52	182	57
Loan losses charged to the allowance	(101)	(504)	(43)

Balance at end of period	$2,883	$2,779	$2,437

6.	The following is a summary of information pertaining to impaired loans at March 31, 2008 and December 31, 2007 (in thousands):

	March 2008	December 2007
Impaired loans without a valuation allowance	$4,178	$3,157
Impaired loans with a valuation allowance	2,655	2,656

Total impaired loans	$6,833	$5,813

Valuation allowance related to impaired loans	$582	$636

Average investment in impaired loans	$2,529	$1,163

Interest income recognized on impaired loans	$62	$48

Interest income recognized on a cash basis on impaired loans	$1	$—

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at March 31, 2008 and December 31, 2007 totaled $802 thousand and $517 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $120 thousand for the first quarter of 2008 and $3 thousand in 2007.

7.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$64	$68	$3	$3
Interest cost	90	81	8	8
Expected return on plan assets	(89)	(83)	—	—
Amortization of net obligation at transition	—	—	4	4
Recognized net actuarial loss	10	9	—	—

Net periodic benefit cost	$75	$75	$15	$15

Employer Contribution

The company anticipates the 2008 contribution for the pension plan will approximate $450 thousand. No contribution has been made to date. The company has made payments of $8 thousand for the postretirement benefits plan for the first three months of 2008 and anticipates remaining payments for 2008 to total $17 thousand.

8.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on March 31, 2008 earnings per share and a $.01 effect on earnings per share available to shareholders on March 31, 2007.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3,405,005	$.26	3,433,583	$.28

Effect of dilutive securities:
Stock options	2,644		8,103

Diluted earnings per share	3,407,649	$.26	3,441,686	$.27

In 2008, stock options representing 120,534 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

9.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

10.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

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

FINANCIAL OVERVIEW

Total assets have increased $17.8 million or 6.0% from the December 2007 total of $298.2 million to $316 million at March 31, 2008. Federal funds sold increased approximately $14 million as a result of deposit growth. Loans held for sale increased approximately $5.1 million. The fed funds and loans held for sale increases can be attributed to the bank’s association with BlueRidge Bank of Frederick, MD. BlueRidge had established a deposit account at Bank of Charles Town to receive stock subscriptions during the first quarter of 2008. Bank of Charles Town kept these deposits liquid by investing in fed funds since funds would be transferred to BlueRidge as soon as they received their charter. BlueRidge was chartered on April 16, 2008 and the stock subscription deposit account was closed and funds transferred to BlueRidge that same day. Bank of Charles Town was originating loans for BlueRidge customers under an agreement to sell these loans to BlueRidge when they were chartered. At March 31, 2008 Bank of Charles Town had $12.8 million in loans for BlueRidge customers. These loans will be sold to BlueRidge in April and May. Any of these loans over the legal lending limit of BlueRidge will be sold back to Bank of Charles Town as participations. Bank of Charles Town expects this continuing loan participation relationship to increase the bank’s loan portfolio for some time to come.

Total deposits have increased $18.9 million or 7.5% at March 31, 2008 compared to December 31, 2007. Noninterest-bearing deposits have decreased ..62% and interest-bearing deposits have increased 8.5% during the first quarter of 2008. Again, a large portion of the increase can be attributed to the deposits of BlueRidge Bank. The brokered deposits, including the CDARS program deposits, have remained about the same level as last quarter.

The March 31, 2008 annualized return on average assets is 1.15% compared to 1.19% at December 31, 2007. At March 31, 2008 the annualized return on average equity is 12.02% compared to 12.51% at December 31, 2007. The leverage capital (equity to assets) ratio is 9.67% at March 31, 2008 compared to 9.99% at December 31, 2007. The Tier 1 capital (equity to total risk weighted assets) ratio is 12.81% at March 31, 2008 compared to 13.01% at December 31, 2007. The total capital (total equity to risk weighted assets) ratio is 14.04% at March 31, 2008 compared to 14.23% at December 31, 2007. All capital ratios are within the regulatory guidelines.

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

	March 31, 2008	March 31, 2007
Balance at beginning of period	$2,779	$2,423
Charge-offs:
Commercial, financial and agricultural	—	—
Real estate – construction	21	—
Real estate – mortgage	—	15
Consumer	80	28

Total charge-offs	101	43

Recoveries:
Commercial, financial and agricultural	—	30
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	52	27

Total recoveries	52	57

Net charge-offs (recoveries)	49	(14)
Additions charged to operations	153	—

Balance at end of period	$2,883	$2,437

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	.02%	(.01)%

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The majority of the current nonaccrual loans as shown in the chart below are in the process of collection. Management expects the collateral securing the loans will be liquidated in the second or third quarter of 2008. Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	March 31, 2008	March 31, 2007
Nonaccrual loans	$4,052	$15
Restructured loans	—	—
Foreclosed properties	46	—

Total nonperforming assets	$4,098	$15

Loans past due 90 days accruing interest	$26	$—

Allowance for loan losses to period end loans	1.27%	1.06%

Nonperforming assets to period end loans and foreclosed properties	1.81%	.01%

At March 31, 2008, other potential problem loans total $6.4 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. As a result of the regular loan reviews management has decided to increase its loan loss reserve. This is reflected in the allowance for loan loss to period end loans ratio for the March quarter. The increase over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions.

The details of the income statements for the three months ended March 31, 2008 and 2007 are highlighted below.

•	Net income in 2008 is 5.71% less than 2007 net income.

•	At March 31, 2008 total interest and dividend income is down 5.8% compared to March 31, 2007 due to decreased interest rates and reduced portfolio balances.

•	At March 31, 2008 interest expense was 10.6% below 2007 expense for the same time period. The decrease in expense is due to the continued decrease in interest rates.

•

Net interest income through March 31, 2008 has decreased 2.1% compared to March 31, 2007. Record low consumer confidence and the continued housing market drag on the economy have slowed loan growth. In addition, new loans are being made at lower interest rates because of the federal reserve’s reduction in interest rates in response to economic conditions.

•

Net interest margin at March 31, 2008 is 3.8%, down from the December 31, 2007 figure of 4.1%. During the first three months of 2008, the overall average rate on loans dropped from 7.5% at December 31, 2007 to 7.0% at March 31, 2008. During this same period the overall average rate being paid on deposits decreased to 3.1% from 3.4% at December 31, 2007.

Noninterest income increased 10.6% for the three months ended March 31, 2008 compared to March 31, 2007. Some significant income items are listed here.

•	Service charges on deposit accounts have increased 25.8% in 2008 over 2007 due to some volume increase and a fee increase in July 2007. Foreign ATM and dormant account fees are virtually unchanged.

•

Credit and debit card fees have increased 28.9% at March 31, 2008 compared to the same time in 2007. The increase can be attributed to the concentration on fee income while loan demand is slower. In this particular category, fees that would have been waived and/or refunded in past years are being charged to the customer.

•	Cash surrender value of life insurance has increased 69.4% in 2008 over the same period in 2007 due to an increase in the number of policies and an increase in some rates.

Noninterest expense decreased about 1.0% for the three months ended March 31, 2008 compared to the same period in 2007. Some details are listed below.

•	Salaries and employee benefits for the first three months of 2008 have increased 3.5% compared to the first three months of 2007. This is in line with a bank wide 4% increase in salaries for 2008.

•	Advertising and marketing expenses have increased 7.6% in 2008 compared to 2007. Several new products have been introduced and therefore targeted advertising has increased the expense slightly.

•

ATM and check card expenses have decreased 14.0% in the first three months of 2008 compared to the same time period in 2007. The decrease can be attributed to less use in the current economic uncertainty.

•

Other noninterest expenses have decreased 10.5% at March 31, 2008 compared to March 31, 2007. There are few significant changes, but slight decreases in most accounts due to a conscious effort to reduce costs during the current economic downturn. The few significant changes are detailed below.

•

Printing, stationery and supplies expense is 7.6% greater in 2008 than in 2007. Postage expense is 13.4% greater in 2008 than in 2007. The increases are due in part to increased costs related to deposit account supplies such as statements and printed checks as well as increases in postage and delivery charges.

•	Other professional fees have decreased 62.9% in 2008 compared to 2007. The decrease is due to a large reduction in the annual consulting fees charged by our advertising agency.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2008.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through March 31, 2008 net income as adjusted has used cash of $3.8 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and loan payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash provided by investing activities through March 31, 2008 is $2.2 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities in 2008 through March 31 is $15.5 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $149 million at multiple institutions including the Federal Home Loan Bank of Pittsburgh.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	NONE	—	266,191	79,877
February 1 through February 28	NONE	—	266,191	79,877
March 1 through March 31	3,000	13.00	269,191	76,877

On February 12, 2002, the company’s Board of Directors originally authorized the repurchase program. The program authorized the repurchase of up to 10% of the company’s stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent. The program has been extended on annual basis at Potomac’s reorganization meeting.

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

POTOMAC BANCSHARES, INC.

Date: May 14, 2008	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: May 14, 2008	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer