Form 10-Q
period 2008-06-30
POTOMAC BANCSHARES INC
filed 2008-08-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

3,399,500 as of August 10, 2008

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2008

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	(Unaudited) June 30 2008	December 31 2007
Assets:
Cash and due from banks	$5,892	$5,938
Interest-bearing deposits in financial institutions	161	93
Securities purchased under agreements to resell and federal funds sold	4,723	5,120
Securities available for sale, at fair value	39,350	39,572
Loans held for sale	1,177	8,133
Loans, net of allowance for loan losses of $2,673 and $2,779 respectively	226,833	221,828
Premises and equipment, net	6,851	6,237
Other real estate owned	1,321	430
Accrued interest receivable	1,182	1,366
Other assets	10,364	9,507

Total Assets	$297,854	$298,224

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$26,998	$27,994
Interest-bearing deposits	227,998	225,380

Total Deposits	254,996	253,374
Securities sold under agreements to repurchase and federal funds purchased	9,976	12,537
Federal Home Loan Bank advances	—	212
Accrued interest payable	543	757
Other liabilities	2,353	2,329

Total Liabilities	$267,868	$269,209

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3,672	$3,672
Surplus	3,802	3,771
Undivided profits	25,944	24,787
Accumulated other comprehensive (loss)	(655)	(514)

	$32,763	$31,716
Less cost of shares acquired for the treasury, 2008, 272,191 shares; 2007, 266,191 shares	2,777	2,701

Total Stockholders’ Equity	$29,986	$29,015

Total Liabilities and Stockholders’ Equity	$297,854	$298,224

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2008	2007	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$3,818	$4,315	$7,891	$8,599
Interest on securities available for sale – taxable	380	495	791	982
Interest on securities available for sale – nontaxable	28	19	55	35
Interest on securities purchased under agreement to resell and federal funds sold	70	131	198	257
Other interest and dividends	22	54	54	97

Total Interest and Dividend Income	$4,318	$5,014	$8,989	$9,970

Interest Expense:
Interest on deposits	$1,581	$1,869	$3,408	$3,892
Interest on securities sold under agreements to repurchase and federal funds purchased	61	104	139	205
Federal Home Loan Bank advances	2	7	4	15

Total Interest Expense	$1,644	$1,980	$3,551	$4,112

Net Interest Income	$2,674	$3,034	$5,438	$5,858
Provision for Loan Losses	276	—	429	—

Net Interest Income after Provision for Loan Losses	$2,398	$3,034	$5,009	$5,858

Noninterest Income:
Trust and financial services	$200	$267	$445	$526
Service charges on deposit accounts	608	505	1,168	950
BCT Visa/MC Fees	136	115	261	212
CSV life insurance income	62	38	123	74
Miscellaneous income	242	—	242	—
Other operating income	86	163	145	275

Total Noninterest Income	$1,334	$1,088	$2,384	$2,037

Noninterest Expenses:
Salaries and employee benefits	$1,201	$1,188	$2,520	$2,463
Net occupancy expense of premises	127	135	274	276
Furniture and equipment expenses	238	231	457	461
Advertising and marketing	52	47	123	113
Miscellaneous expense	3	152	5	155
ATM and check card expenses	70	95	144	181
Other operating expenses	546	545	997	1,048

Total Noninterest Expenses	$2,237	$2,393	$4,520	$4,697

Income before Income Tax Expense	$1,495	$1,729	$2,873	$3,198
Income Tax Expense	472	626	959	1,150

Net Income	$1,023	$1,103	$1,914	$2,048

Earnings Per Share, basic	$.30	$.32	$.56	$.60

Earnings Per Share, diluted	$.30	$.32	$.56	$.59

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2006	$3,672	$3,661	$22,677	$(2,279)	$(1,014)		$26,717
Comprehensive income
Net income	—	—	2,048	—	—	$2,048	2,048
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $61)	—	—	—	—	(118)	(118)	(118)

Total comprehensive income						$1,930

Stock compensation expense	—	101	—	—	—		101
Cash dividends ($.20 per share)	—	—	(695)	—	—		(695)

Balances, June 30, 2007	$3,672	$3,762	$24,030	$(2,279)	$(1,132)		$28,053

Balances, December 31, 2007	$3,672	$3,771	$24,787	$(2,701)	$(514)		$29,015
Comprehensive income
Net income	—	—	1,914	—	—	$1,914	1,914
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $73)	—	—	—	—	(141)	(141)	(141)

Total comprehensive income						$1,773

Purchase of Treasury Shares: 6,000 shares	—	—	—	(76)	—		(76)
Stock compensation expense	—	31	—	—	—		31
Cash dividends ($.22 per share)	—	—	(757)	—	—		(757)

Balances, June 30, 2008	$3,672	$3,802	$25,944	$(2,777)	$(655)		$29,986

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 2008	June 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,914	$2,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	429	—
Depreciation	259	282
Discount accretion and premium amortization on securities, net	(20)	(48)
Loss on sale of other real estate	60	—
Stock compensation expense	31	101
Proceeds from sale of loans	9,766	5,205
Origination of loans for sale	(2,809)	(5,265)
Changes in assets and liabilities:
Decrease in accrued interest receivable	184	11
(Increase) in other assets	(857)	(306)
(Decrease) in accrued interest payable	(214)	(58)
Increase (decrease) in other liabilities	96	(437)

Net cash provided by operating activities	$8,838	$1,533

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$1,000	$9,800
Proceeds from call of securities available for sale	11,000	5,035
Purchase of securities available for sale	(11,971)	(14,363)
Net decrease (increase) in loans	(6,957)	4,174
Purchases of premises and equipment	(873)	(168)
Proceeds from sale of other real estate	572	—

Net cash provided by (used in) investing activities	$(7,229)	$4,478

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(996)	$(152)
Net (decrease) increase in interest-bearing deposits	2,618	(309)
Net (repayment) of securities sold under agreements to repurchase and federal funds purchased	(2,561)	(205)
Net (repayment) of Federal Home Loan Bank advances	(212)	(201)
Purchase of treasury shares	(76)	—
Cash dividends	(757)	(695)

Net cash (used in) financing activities	$(1,984)	$(1,562)

(Decrease) increase in cash and cash equivalents	$(375)	$4,449

CASH AND CASH EQUIVALENTS
Beginning	11,151	6,926

Ending	$10,776	$11,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,765	$4,171

Income taxes	$1,180	$1,377

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(213)	$(179)

Loans transferred to other real estate owned	$1,321	$—

Loans made on sale of other real estate	$—	$—

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and December 31, 2007, the results of operations for the three months and six months ended June 30, 2008 and 2007, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2008 and 2007. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2007. The results of operations for the three month and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. On April 24, 2007 the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company granted no options in 2008 and granted 36,723 options in the first quarter of 2007. Options granted under the plan may be subject to a graded vesting schedule.

Incremental stock-based compensation expense recognized for the six month periods ending June 30, 2008 and 2007 was $31 thousand and $101 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the six months ended June 30, 2007 was $3.76. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007: option term until exercise 10 years, expected volatility of 19.56%, risk-free interest rates of 4.66%, and expected dividend yields of 2.74%. There have been no options granted in 2008.

Stock option plan activity for the six months ended June 30, 2008 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(dollars in thousands, except per share amounts)
Options outstanding, January 1	151	$14.77
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Options outstanding, June 30	151	14.77	7	$28

Options exercisable, June 30	101	14.40	7	$25

As of June 30, 2008 there was $148 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	The amortized cost and fair value of securities available for sale as of June 30, 2008 and December 31, 2007 (in thousands) are as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$36,464	$191	$(157)	$36,498
State and municipal obligations	2,866	7	(21)	2,852

	$39,330	$198	$(178)	$39,350

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$36,471	$246	$(16)	$36,701
State and municipal obligations	2,868	5	(2)	2,871

	$39,339	$251	$(18)	$39,572

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the government entity behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 14 accounts in the consolidated portfolio that have losses at June 30, 2008. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of June 30, 2008.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2008 and December 31, 2007 (in thousands).

	June 30, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$11,814	$(157)	$—	$—	$11,814	$(157)
State and municipal obligations	1,914	(21)	—	—	1,914	(21)

Total	$13,728	$(178)	$—	$—	$13,728	$(178)

	December 31, 2007
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$—	$—	$4,984	$(16)	$4,984	$(16)
State and municipal obligations	469	(1)	371	(1)	840	(2)

Total	$469	$(1)	$5,355	$(17)	$5,824	$(18)

4.	The loan portfolio, stated at face amount, is composed of the following:

	June 30 2008	December 31 2007
	(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$59,581	$55,042
Secured by farmland	1,150	1,328
Secured by 1-4 family residential	96,892	98,864
Secured by multifamily residential	1,701	1,749
Secured by nonfarm nonresidential	48,976	47,726
Commercial and industrial loans (except those secured by real estate)	7,217	4,987
Consumer loans	13,774	14,718
All other loans	215	193

Total loans	$229,506	$224,607
Less: allowance for loan losses	2,673	2,779

	$226,833	$221,828

5.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 2008	December 2007	June 2007
Balance at beginning of period	$2,779	$2,423	$2,423
Provision charged to operating expense	429	678	—
Recoveries added to the allowance	98	182	89
Loan losses charged to the allowance	(633)	(504)	(106)

Balance at end of period	$2,673	$2,779	$2,406

6.	The following is a summary of information pertaining to impaired loans at June 30, 2008 and December 31, 2007 (in thousands):

	June 2008	December 2007
Impaired loans without a valuation allowance	$4,126	$3,157
Impaired loans with a valuation allowance	1,937	2,656

Total impaired loans	$6,063	$5,813

Valuation allowance related to impaired loans	$425	$636

Average investment in impaired loans	$3,742	$1,163

Interest income recognized on impaired loans	$103	$48

Interest income recognized on a cash basis on impaired loans	$9	$—

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at June 30, 2008 and December 31, 2007 totaled $611 thousand and $517 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $23 thousand through the second quarter of 2008 and $3 thousand through December 31, 2007.

7.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30 2008	June 30 2007	June 30 2008	June 30 2007
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$127	$137	$5	$5
Interest cost	181	162	15	15
Expected return on plan assets	(178)	(166)	—	—
Amortization of net obligation (asset) at transition	—	—	9	9
Recognized net actuarial (gain)loss	20	18	—	—

Net periodic benefit cost	$150	$151	$29	$29

Employer Contribution

Through the six months ended June 30, 2008, the company has contributed $385 thousand to the pension plan and anticipates additional contributions of $80 thousand in 2008. The company has made payments of $14 thousand for the postretirement benefits plan for the first six months of 2008 and anticipates remaining payments for 2008 to total $11 thousand.

8.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings available to shareholders.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3,403,440	$.56	3,433,583	$.60
Effect of dilutive securities:
Stock options	2,846		9,043
Diluted earnings per share	3,406,286	$.56	3,442,626	$.59

As of June 30, 2008 stock options representing 120,534 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held for sale was recorded at its cost.

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

FINANCIAL OVERVIEW

The three main factors affecting the bank’s financial outlook at this time are the economy, the housing market and the bank’s relationship with BlueRidge Bank of Frederick, MD. The economy is barely keeping its head above the recession waters with only slight signs of growth. The Federal Reserve Board has indicated it will keep interest rates steady for the foreseeable future. However, the rate cuts earlier this year had an impact on the bank. The housing market continues to decline with very little activity expected in the near term. This not only affects our mortgage lending but also the commercial lending as a large portion of our commercial loans are tied to the housing market. In late 2007 the bank entered into an agreement with BlueRidge Bank to originate loans on behalf of BlueRidge Bank until they received their charter. In addition the bank had stock subscription dollars collected by BlueRidge on deposit. During the second quarter most of the loans originated by BCT were sold to BlueRidge Bank and the money on deposit was returned to BlueRidge. BCT anticipates a continuing relationship with BlueRidge as we participate in loans they are now originating but are over their legal lending limit.

Total assets of $297.9 million at June 30, 2008 are only slightly lower than the December 2007 total of $298.2 million. Decreases in loans held for sale (the result of selling the loans to BlueRidge Bank as agreed) and interest receivable were offset by increases in interest bearing deposits in financial institutions, loans, other real estate owned and bank premises. The increased balance in FHLB (interest-bearing deposit in financial institutions) was to pay off one remaining advance. Interest receivable declined because of lower interest rates. The increase in bank premises is due to the beginning of construction of an addition to the Charles Town branch of the bank. BCT’s $834 thousand investment in BlueRidge Bank is the main factor in the 9% increase in the other assets total.

Total deposits have increased $1.6 million or .64% at June 30, 2008 compared to December 31, 2007. The decrease in noninterest-bearing deposits is 3.6% at June 30, 2008 compared to December 31, 2007. Interest-bearing deposits have increased 1.2% during the same time period. Interest payable is down 28.3% compared to December 31, 2007. The loan from FHLB was paid off during the second quarter 2008. This accounts for the 100% decrease in long term debt.

The June 30, 2008 annualized return on average assets is 1.24% compared to 1.19% at December 31, 2007. At June 30, 2008 the annualized return on average equity is 12.80% compared to 12.51% at December 31, 2007. The leverage capital (equity to assets) ratio is 10.00% at June 30, 2008 compared to 9.99% at December 31, 2007. The Tier 1 capital (equity to total risk weighted assets) ratio is 13.47% at June 30, 2008 compared to 13.01% at December 31, 2007. The total capital (total equity to risk weighted assets) ratio is 14.64% at June 30, 2008 compared to 14.23% at December 31, 2007. All capital ratios are within the regulatory requirements.

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Net charge-offs for the company have been very low when compared with the size of the total loan portfolio. Management examines the loan portfolio continuously with procedures that allow for problem loans and potential problem loans to be highlighted and monitored. Written reports are prepared on a quarterly basis for all loans and information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	June 30, 2008	December 31, 2007	June 30, 2007
Balance at beginning of period	$2,779	$2,423	$2,423
Charge-offs:
Commercial, financial and agricultural	—	14	—
Real estate – construction	78	32	—
Real estate – mortgage	408	206	30
Consumer	147	252	76

Total charge-offs	633	504	106

Recoveries:
Commercial, financial and agricultural	—	30	30
Real estate – construction	—	—	—
Real estate – mortgage	15	—	—
Consumer	83	152	59

Total recoveries	98	182	89

Net charge-offs	535	322	17
Additions charged to operations	429	678	—

Balance at end of period	$2,673	$2,779	$2,406

Ratio of net charge-offs during the period to average loans outstanding during the period	.24%	.14%	.01%

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

	June 30, 2008	June 30, 2007
Nonaccrual loans	$3,246	$—
Restructured loans	—	—
Foreclosed properties	1,321	75

Total nonperforming assets	$4,567	$75

Loans past due 90 days and still accruing interest	$50	$13

Allowance for loan losses to period end loans	1.13%	1.07%

Nonperforming assets to period end loans and foreclosed properties	1.98%	.03%

At June 30, 2008, other potential problem loans (excluding impaired loans) totaled $8.1 million compared to $1.7 million at June 30, 2007. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. As a result of the regular loan reviews management has decided to increase its loan loss reserve. This is reflected in the allowance for loan loss to period end loans ratio for the six months ended June 30, 2008. The increase over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions.

The details of the income statements for the three months and six months ended June 30, 2008 and 2007 are highlighted below.

•	Net income is down over 7% for the June quarter of 2008 compared to the same quarter in 2007. The 2008 year to date decrease in net income is also about 7% compared to the same period in 2007.

•	At June 30, 2008 total interest and dividend income has decreased 13.9% and 9.8% over 2007 for the quarter and year to date periods, respectively.

•

Income on federal funds sold decreased significantly because of the decrease in volume and in interest rates. There was a temporary spike in deposits during the first quarter of 2008 due to the deposits of stock subscription funds for BlueRidge Bank. These funds were invested in federal funds sold for liquidity purposes in anticipation of BlueRidge Bank receiving their charter within a relatively short period of time. When these funds were returned to BlueRidge Bank, that along with lower interest rates created a 45.3% drop in interest on federal funds sold during the second quarter of 2008 compared to the first quarter of 2008.

•

Interest expense showed a decrease. At June 30, 2008 interest expense was 17.0% below 2007 expense for the quarter and showed a decrease of 13.6% for 2008 year to date compared to 2007. The decrease can be attributed to the aggressive reduction in interest rates by the Federal Reserve in January of 2008 and BCT’s following the Fed’s lead. The large one time reduction lowered interest rates on deposits which is our largest interest expense. Additional factors in the decrease include paying off of long term debt and very little borrowings of federal funds.

•

Net interest income through June 30, 2008 has decreased 7.2% compared to June 30, 2007. Although both loan and deposit balances have shown increases, the decrease in interest rates has lowered interest income on the variable rate loan portfolio.

•

Net interest margin at June 30, 2008 is 3.78%, down from the December 31, 2007 figure of 4.12%. During the first six months of 2008, the overall average rate on loans declined to 6.73% from the 7.52% overall average rate on loans at December 31, 2007. During the first six months of 2008 the overall average rate being paid on deposits decreased to 2.88% from 3.41% for 2007.

Noninterest income increased 17.0% for the six months ended June 20, 2008 compared to June 30, 2007 year to date and increased 22.6% for the June quarter of 2008 over the June quarter in 2007. Some significant income items are listed here.

•	Trust and financial services income decreased for the quarter ending and the year to date ending June 30, 2008 compared to the same periods in 2007 by 25.1% and 15.4%, respectively.

•

Service charges on deposit accounts have increased 20.4% in 2008 over 2007 quarter to date. The increase is 22.9% when comparing year to date figures. Increased volumes of overdraft and returned check charges are responsible for the majority of this increase. Fees for customer use of foreign ATMs have decreased during the same period.

•

Credit and debit card fees have increased 23.1% at June 30, 2008 compared to the same year to date period in 2007. The quarter to date increase is 18.3%. The increase is due to increased usage and continued concentration on the marketing of cards to customers.

•	Miscellaneous income increased due to Bank Owned Life Insurance benefits paid to the bank.

•

Cash surrender value of life insurance has increased 66.2% and 63.2% in 2008 compared to 2007 in the six month and three month comparisons, respectively. The increase is due in part to additional policies purchased in latter part of 2007.

•	Other operating income decreased 47.2%. The largest portion of the decrease was in secondary market fees. This income has decreased sharply with the slump in the housing market.

Noninterest expense decreased 6.5 % for the three months ended June 30, 2008 compared to the same period in 2007 and 3.8% for the year to date period ended June 30, 2008 compared to 2007. Some details are listed below.

•

Salaries and employee benefits for the first six months of 2008 have increased 2.3% compared to the first six months of 2007 and have increased 1.1% for the quarter ended June 30, 2008 compared to the same period in 2007. Employees were given 4% raises for 2008 which approximates the average increase from 2005 through 2008.

•	Year to date advertising and marketing expenses have increased 8.9% in 2008 compared to 2007. The slight increase is due to new marketing initiatives for new product offerings.

•

ATM and check card expenses have decreased 20.44% in the first six months of 2008 compared to the same time period in 2007. There was a large amount of customers that received new cards in 2007 due to an information breach at a large retail outlet. The decrease this year is a return to normal after this event in the previous year.

•	The decrease in miscellaneous expense in 2008 year to date compared to 2007 expense year to date is due to the settlement of a legal issue in 2007.

•	Year to date other noninterest expenses have decreased at June 30, 2008 compared to June 30, 2007. Significant details in this category include the following.

•	Legal fees have decreased 47.1%. Fees were inflated in 2007 due to expenses related to the settlement of a legal issue.

•	Other professional fees have decreased 34.9%. The decrease is due to a large reduction in the annual consulting fees charged by our advertising agency.

•	Postage fees increased 9.7% due to a raise in the postage rate.

•	Home Equity closing costs decreased 53.3%. This is the result of declining home values and low demand for this type of loan.

•	Online banking expense has increased 47.5% as more customers continue to add this service.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2008.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through June 30, 2008 net income as adjusted has provided cash of $8.8 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities investments. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through June 30, 2008 is $7.2 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities through June 30, 2008 is $2.0 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
April 1 through April 30	NONE	—	269,191	76,877
May 1 through May 31	NONE	—	269,191	76,877
June 1 through June 30	3,000	12.50	272,191	73,877

On February 12, 2002, the company’s board of directors originally authorized the repurchase program. The program authorized the repurchase of up to 10% of the company’s stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent. The program has been extended on an annual basis at the annual reorganization meeting.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of security-holders was held on April 22, 2008 and the following matters were submitted to the security holders for a vote:

1.	To elect a class of directors for a term of three years.

2.	To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent certified public accountants for the year 2008.

3.	To approve any other business which may properly be brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

	Votes For	Votes Against	Votes Withheld	Total
1. Robert F. Baronner, Jr.	2,596,279	None	29,536	2,625,815
Guy Gareth Chicchirichi	2,598,339	None	27,476	2,625,815
Margaret Cogswell	2,597,523	None	28,292	2,625,815

	Votes For	Votes Against	Abstentions	Total
2. Ratification of accountants	2,620,522	293	5,000	2,625,815

Item 5.	Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6.	Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date August 14, 2008	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date August 14, 2008	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer