Form 10-Q
period 2008-09-30
POTOMAC BANCSHARES INC
filed 2008-11-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

3,401,540 as of November 14, 2008

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

September 30, 2008

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3
	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and 2007	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	5
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	6
	Notes to Consolidated Financial Statements September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12 -16

Item 4.	Controls and Procedures.	16

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

Signatures		19

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the United States government’s plan to purchase large amounts of illiquid mortgage—backed and other securities from financial institutions may not be effective, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of the December 31, 2007 Form 10-K and subsequent filings. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) September 30 2008	December 31 2007
Assets:
Cash and due from banks	$5 658	$5 938
Interest-bearing deposits in other financial institutions	1 032	93
Securities purchased under agreements to resell and federal funds sold	759	5 120
Securities available for sale, at fair value	28 113	39 572
Loans held for sale	273	8 133
Loans, net of allowance for loan losses of $3,260 and $2,779 respectively	239 777	221 828
Premises and equipment, net	7 286	6 237
Other real estate owned	456	430
Accrued interest receivable	1 132	1 366
Other assets	10 721	9 507

Total Assets	$295 207	$298 224

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing deposits	$26 076	$27 994
Interest-bearing deposits	221 260	225 380

Total Deposits	247 336	253 374
Securities sold under agreements to repurchase and federal funds purchased	10 559	12 537
Federal Home Loan Bank advances	5 000	212
Accrued interest payable	465	757
Other liabilities	1 906	2 329

Total Liabilities	$265 266	$269 209

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 839	3 771
Undivided profits	25 677	24 787
Accumulated other comprehensive (loss)	(483)	(514)

	$32 705	$31 716
Less cost of shares acquired for the treasury, 2008, 270,151 shares; 2007, 266,191shares	2 764	2 701

Total Stockholders’ Equity	$29 941	$29 015

Total Liabilities and Stockholders’ Equity	$295 207	$298 224

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$3 774	$4 272	$11 665	$12 871
Interest on securities available for sale—taxable	346	469	1 137	1 451
Interest on securities available for sale – nontaxable	27	19	82	54
Interest on securities purchased under agreements to resell and federal funds sold	38	88	236	345
Other interest and dividends	13	52	67	149

Total Interest and Dividend Income	$4 198	$4 900	$13 187	$14 870
Interest Expense:
Interest on deposits	$1 397	$1 951	$4 805	$5 843
Interest on securities sold under agreements to repurchase and federal funds purchased	67	125	206	330
Federal Home Loan Bank advances	—	5	4	20

Total Interest Expense	$1 464	$2 081	$5 015	$6 193

Net Interest Income	$2 734	$2 819	$8 172	$8 677
Provision for Loan Losses	1 134	100	1 563	100

Net Interest Income after Provision for Loan Losses	$1 600	$2 719	$6 609	$8 577

Noninterest Income:
Trust and financial services	$208	$300	$653	$826
Service charges on deposit accounts	599	567	1 767	1 517
Visa/MC fees	131	116	392	328
CSV life insurance income	56	56	179	130
Miscellaneous income	3	3	245	3
Other operating income	51	143	196	418

Total Noninterest Income	$1 048	$1 185	3 432	$3 222

Noninterest Expenses:
Salaries and employee benefits	$1 262	$1 363	$3 782	$3 826
Net occupancy expense of premises	132	148	406	424
Furniture and equipment expenses	236	237	693	698
Advertising and marketing expense	60	67	183	180
ATM and check card expenses	90	73	234	254
Other operating expenses	673	554	1 675	1 757

Total Noninterest Expenses	$2 453	$2 442	$6 973	$7 139

Income before Income Tax Expense	$195	$1 462	$3 068	$4 660
Income Tax Expense	23	524	982	1 674

Net Income	$172	$938	$2086	$2 986

Earnings Per Share, basic	$.05	$.27	$.61	$.87

Earnings Per Share, diluted	$.05	$.27	$.61	$.87

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands, except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balances, December 31, 2006	$3 672	$3 661	$22 677	$(2 279)	$(1 014)		$26 717

Comprehensive income
Net income	—	—	2 986	—	—	$2 986	2 986
Other comprehensive gain:
unrealized holding gain arising during the period (net of tax, $91)	—	—	—	—	177	177	177

Total comprehensive income						$3 163

Purchase of treasury shares:
23,583 shares	—	—	—	(366)	—		(366)

Stock compensation expense	—	117	—	—	—		117

Cash dividends ($.31 per share)	—	—	(1 054)	—	—		(1 054)

Balances, September 30, 2007	$3 672	$3 778	$24 609	$(2 645)	$(837)		$28 577

Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015

Comprehensive income
Net income	—	—	2 086	—	—	$2 086	2 086
Other comprehensive gain:
unrealized holding gain arising during the period (net of tax, $16)	—	—	—	—	31	31	31

Total comprehensive income						$2 117

Purchase of treasury shares:
6,000 shares	—	—	—	(76)	—		(76)

Sale of treasury shares:
2,040 shares	—	10	—	13	—		23

Stock compensation expense	—	58	—	—	—		58

Reduction due to change in pension measurement date	—	—	(47)	—	—		(47)

Cash dividends ($.34 per share)	—	—	(1 149)	—	—		(1 149)

Balances, September 30, 2008	$3 672	$3 839	$25 677	$(2 764)	$(483)		$29 941

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 2008	September 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2 086	$2 986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1 563	100
Depreciation	394	425
Discount accretion and premium amortization on securities, net	(24)	(56)
(Gain) on call of securities available for sale	—	(1)
Loss on sale of other real estate	104	—
Stock compensation expense	58	117
Proceeds from sale of loans	10 912	8 197
Origination of loans for sale	(3 052)	(8 490)
Changes in assets and liabilities:
Decrease in accrued interest receivable	234	60
(Increase) in other assets	(1 214)	(2 438)
(Decrease) in accrued interest payable	(292)	(35)
(Decrease) in other liabilities	(486)	(41)

Net cash provided by operating activities	$10 283	$824

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$5 500	$10 470
Proceeds from call of securities available for sale	18 000	7 035
Purchase of securities available for sale	(11 971)	(14 860)
Net (increase) decrease in loans	(21 369)	3 891
Purchases of premises and equipment	(1 443)	(246)
Proceeds from sale of other real estate	1 728	—

Net cash provided by (used in) investing activities	$(9 555)	$6 290

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(1 918)	$(2 302)
Net (decrease) in interest-bearing deposits	(4 120)	(880)
Net (repayment) proceeds of securities sold under agreements to repurchase and federal funds purchased	(1 978)	1 847
Net proceeds (repayment) of Federal Home Loan Bank advances	4 788	(304)
Purchase of treasury shares	(76)	(366)
Sale of treasury shares	23	—
Cash dividends	(1 149)	(1 054)

Net cash (used in) provided by financing activities	$(4 430)	$(3 059)

Increase (decrease) in cash and cash equivalents	$(3 702)	$4 055
CASH AND CASH EQUIVALENTS
Beginning	11 151	6 926

Ending	$7 449	$10 981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5 307	$6 228

Income taxes	$1 323	$1 801

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$47	$268

Loans transferred to other real estate owned	$1 859	$420

Loans made on sale of other real estate owned	$775	$—

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and December 31, 2007, the results of operations for the three months and nine months ended September 30, 2008 and 2007, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2008 and 2007. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2007. The results of operations for the three month and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003 which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the company. On April 24, 2007 the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. The company has granted no options in 2008 and granted 36,723 options in 2007. Options granted under the plan may be subject to a graded vesting schedule.

Incremental stock-based compensation expense recognized for the nine month period ending September 30, 2008 was $58 thousand.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2007 was $3.76. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007: option term until exercise 10 years, expected volatility of 19.56%, risk-free interest rates of 4.66%, and expected dividend yields of 2.74%. There have been no options granted in 2008.

Stock option plan activity for the nine months ended September 30, 2008 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(Dollars in thousands, except per share amounts)
Options outstanding, January 1	151	$15
Exercised	2	11
Canceled or expired	14	15

Options outstanding, September 30	135	15	7	$—

Options exercisable, September 30	90	14	7	$—

As of September 30, 2008 there was $116 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	The amortized cost and fair value of securities available for sale as of September 30, 2008 and December 31, 2007 (in thousands) are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$24 969	$255	$(1)	$25 223
State and municipal obligations	2 865	30	(5)	2 890

	$27 834	$285	$(6)	$28 113

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$36 471	$246	$(16)	$36 701
State and municipal obligations	2 868	5	(2)	2 871

	$39 339	$251	$(18)	$39 572

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 2 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of September 30, 2008.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2008 and December 31, 2007 (in thousands).

	September 30, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$1 001	$(1)	$—	$—	$1 001	$(1)
State and municipal obligations	465	(5)	—	—	465	(5)

Total	$1 466	$(6)	$—	$—	$1 466	$(6)

	December 31, 2007
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$—	$—	$4 984	$(16)	$4 984	$(16)
State and municipal obligations	469	(1)	371	(1)	840	(2)

Total	$469	$(1)	$5 355	$(17)	$5 824	$(18)

4.	The loan portfolio, stated at face amount, is composed of the following:

	September 30 2008	December 31 2007
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land	$61 649	$55 042
Secured by farmland	1 115	1 328
Secured by 1-4 family residential	98 964	98 864
Secured by multifamily residential	1 678	1 749
Secured by nonfarm nonresidential	57 443	47 726
Commercial and industrial loans (except those secured by real estate)	8 929	4 987
Consumer loans	12 807	14 718
All other loans	452	193

Total loans	$243 037	$224 607
Less: allowance for loan losses	3 260	2 779

	$239 777	$221 828

5.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 30 2008	December 31 2007	September 30 2007
Balance at beginning of period	$2 779	$2423	$2 423

Provision charged to operating expense	1 563	678	100
Recoveries added to the allowance	141	182	131
Loan losses charged to the allowance	(1 223)	(504)	(249)

Balance at end of period	$3 260	$2 779	$2 405

6.	The following is a summary of information pertaining to impaired loans at September 30, 2008 and December 31, 2007 (in thousands):

	September 30 2008	December 31 2007
Impaired loans without a valuation allowance	$5 608	$3 157
Impaired loans with a valuation allowance	2 820	2 656

Total impaired loans	$8 428	$5 813

Valuation allowance related to impaired loans	$699	$636

Average investment in impaired loans	$5 427	$1 163

Interest income recognized on impaired loans	$98	$48

Interest income recognized on a cash basis on impaired loans	$2	$—

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at September 30, 2008 and December 31, 2007 totaled $565 thousand and $517 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $26 thousand through the third quarter of 2008 and $3 thousand through December 31, 2007.

7.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30 2008	September 30 2007	September 30 2008	September 30 2007
	(In thousands)		(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$191	$206	$8	$7
Interest cost	271	242	23	23
Expected return on plan assets	(267)	(248)	—	—
Amortization of net obligation at transition	—	—	13	14
Recognized net actuarial loss	30	26	—	—

Net periodic benefit cost	$225	$226	$44	$44

Employer Contribution

Through the nine months ended September 30, 2008, the company has contributed $485 thousand to the pension plan and anticipates no additional contributions in 2008. The company has made payments of $20 thousand for the postretirement benefits plan for the first nine months of 2008 and anticipates remaining payments for 2008 to total $5 thousand.

8.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 402 124	$.61	3 427 795	$.87
Effect of dilutive securities:
Stock options	2 063	—	8 295	—

Diluted earnings per share	3 404 187	$.61	3 436 090	$.87

As of September 30, 2008 stock options representing 107,424 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held for sale was recorded at its cost.

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

FINANCIAL OVERVIEW

The bank, like the rest of the world, is navigating in a continuously volatile market. Although our size and market location buffer us from some of the issues larger banks face, we still face the issues of liquidity, tightening credit and a slow housing market. However, management is abreast of each of these threats and is constantly addressing the issues that face the bank.

Liquidity is the most common issue facing the bank whether in good or poor financial times. Management has met and discussed our current liquidity needs. Management has identified key strategies that are currently in place to address liquidity issues under current market conditions. Loan rates and credit requirements have been adjusted. Existing deposit products have been promoted and a new checking account has been introduced to attract more deposits. In addition, the bank has tested its own borrowing resources that have been available but unused.

The tightening of credit has affected the bank as well as consumers. Many lenders are holding onto their funds because of their own liquidity issues. Therefore, the availability of funds to borrow is limited. Fortunately, the company has a strong balance sheet and operating earnings and has been able to access some of the sources of funds available. These funds will be a short term solution until deposits can be increased through the various products being offered.

As stated in previous filings, the Bank is very dependent on the local housing market, especially in our commercial lending area. Most “experts” predict this will continue to be a drag on the economy for the foreseeable future. Once again, management is well aware of the issues in the housing market and is looking into other areas where the bank can focus its efforts until the housing market stabilizes. One such strategy is our affiliation with BlueRidge Bank in nearby Frederick, MD. Through this relationship we have originated and participated in commercial and industrial loans in a market where we do not have a branch location.

On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubles Asset Relief Program (“TARP”) and the Capital Purchase Program (the “CPP”) whereby the Treasury will purchase up to $250 billion of preferred stock and warrants to be issued by the United States banks, savings associations and their holding companies. The bank will complete the necessary documentation to make it eligible to participate in this program. However, no decision has been made to issue preferred stock as of the date of this filing.

Total assets have decreased from the December 31, 2007 total of $298.2 million to $295.2 million at September 30, 2008. The decrease is due to several factors involving multiple asset categories. Federal funds sold, securities, loans held for sale and interest receivable decreased for the period. Federal funds decreased due to increased loan demand, mostly as a result of participations with BlueRidge Bank, and a slight decrease in deposits. Loans held for sale decreased based on the slow secondary mortgage market. Securities decreased because of maturities and calls as a result of dropping interest rates. Due to loan demand, some of the securities were not replaced. Interest receivable is lower because of the continuing drop in interest rates. Other than loans, the only other significant increase was in bank premises as result of construction in progress on an addition to the main branch in Charles Town.

Total deposits have decreased $6.0 million or 2.4% at September 30, 2008 compared to December 31, 2007. The decrease in noninterest-bearing deposits is 6.9% at September 30, 2008 compared to December 31, 2007. Interest-bearing deposits have decreased 1.8% during the same time period.

The September 30, 2008 annualized return on average assets is .91% compared to 1.19% at December 31, 2007. At September 30, 2008 the annualized return on average equity is 9.24% compared to 12.51% at December 31, 2007. The leverage capital (equity to assets) ratio is 10.27% at September 30, 2008 compared to 9.99% at December 31, 2007. The Tier 1 capital to total risk weighted assets ratio is 12.93% at September 30, 2008 compared to 13.01% at December 31, 2007. The total capital to total risk weighted assets ratio is 14.18% at September 30, 2008 compared to 14.23% at December 31, 2007. All capital ratios are within the minimum regulatory requirements to be well capitalized under prompt corrective action provisions.

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Net charge-offs for the company have been low when compared with the size of the total loan portfolio. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potential problem loans to be highlighted and watched. Written reports are prepared on a quarterly basis for all loans and information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	September 30 2008	December 31 2007	September 30 2007
Balance at beginning of period	$2 779	$2 423	$2 423
Charge-offs:
Commercial, financial and agricultural	—	14	14
Real estate – construction	130	32	—
Real estate – mortgage	810	206	80
Consumer	283	252	155

Total charge-offs	1 223	504	249

Recoveries:
Commercial, financial and agricultural	—	30	30
Real estate – construction	—	—	—
Real estate – mortgage	15	—	—
Consumer	126	152	101

Total recoveries	141	182	131

Net charge-offs	1 082	322	118
Provision charged to operations	1 563	678	100

Balance at end of period	$3 260	$2 779	$2 405

Ratio of net charge-offs during the period to average loans outstanding during the period	.46%	.14%	.05%

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

	September 30, 2008	September 30, 2007
Nonaccrual loans	$2 790	$161
Restructured loans	203	—
Foreclosed properties	456	370

Total nonperforming assets	$3 449	$531

Loans past due 90 days accruing interest	$755	$—

Allowance for loan losses to period end loans	1.34%	1.07%

Nonperforming assets to period end loans and foreclosed properties	1.42%	.24%

The percentage increase in the allowance for loan losses to period end loans can be explained by several trends in the housing market. Currently new and existing home sales are below prior year levels which have affected the new loan volume in our portfolio as well as affecting our customers trying to sell their homes. In addition, foreclosures are up and, unfortunately, we are seeing some in our own portfolio. The credit crunch has put some potential homebuyers out of the market. Therefore, the number of eligible homeowners is decreasing as the number of available homes is increasing.

At September 30, 2008, other potential problem loans (excluding impaired loans) totaled $5.4 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the three months and nine months ended September 30, 2008 and 2007 are presented below.

•	Year to date net income at September 30, 2008 is 30.1% less than 2007 net income for the same period. Net income for the quarter ended September 30, 2008 is 81.7% below the same quarter in 2007.

•

At September 30, 2008 total interest and dividend income year to date is down 11.3% compared to September 30, 2007. The same is true of quarter to quarter comparisons with the September 2008 quarter showing a decline of 14.3% compared to the same quarter in 2007. Contributing factors include decreased interest rates and a lower volume of securities and federal funds sold.

•

The income on the securities portfolio for the nine months ended September 30, 2008 has decreased approximately 19.0% from the same period in 2007. The bank has maintained a policy of renewing fewer bonds to provide liquidity for loan demand.

•

Interest income on federal funds sold has decreased over the three months and nine months ended September 30, 2008 compared to the same periods in 2007. The amount of funds available to invest has decreased due to an increase in loan volume. That coupled with continuously dropping interest rates on federal funds has contributed to the decrease. We expect the interest rates to remain low into the first half of 2009. This will affect our investment strategy until we have some indication that economic conditions are changing.

•

The up side to the interest income decrease is that interest expense has decreased. At September 30, 2008, year to date interest expense was 19.0% below 2007. The third quarter 2008 interest expense is 29.7% less than the third quarter of 2007. The decrease is due to overall lower interest rates for year to date 2008 compared to year to date 2007. Although we expect interest rates to continue at or below current levels for some time, a new product offering in the 4th quarter of 2008 should increase our interest expense somewhat. However, we believe the product’s income and liquidity potential will cover the short term increase in interest expense.

•

Net interest income after provision for loan losses through September 30, 2008 is down 23.0% compared to September 30, 2007. The quarterly net interest income as of September 30, 2008 shows a 41.2% decrease over the same quarter in 2007.

•

Net interest margin at September 30, 2008 is 3.8%, down from the December 31, 2007 figure of 4.1%. During the first nine months of 2008, the overall average rate on loans is approximately 6.6%. This is lower than the December 31, 2007 average rate of 7.5%. During this same year to date September 30, 2008 period, the overall average rate being paid on deposits has decreased to 2.8% compared to 3.4% at December 31, 2007.

Noninterest income increased 6.5% for the nine months ended September 30, 2008 compared to September 30, 2007 and has decreased 11.6% in the quarter ended September 30, 2008 over the same quarter in 2007. Some significant income items are listed here.

•	Service charges on deposit accounts have increased 16.5% in 2008 over 2007. The majority of these fees are related to overdrafts of deposit accounts.

•

Credit and debit card fees have increased 19.5% at September 30, 2008 compared to the same time in 2007. Increased use and additional card holders have contributed to the increase. The increased usage may be a sign of a shift in philosophy. Many customers are using debit cards for transactions that they might have used credit cards and checks for in the past.

•	Miscellaneous income has increased substantially over the same period in 2007. The major reason is the receipt of BOLI proceeds. This is an event that is not expected to occur with any regularity.

•

Trust income is down 20.9% at September 30, 2008 when compared to September 30, 2007. The decrease is linked to the economy because fees are based on market value of assets and, in addition, trust clients may be drawing on their funds for immediate needs.

Noninterest expense decreased 2.3% for the nine months ended September 30, 2008 compared to the same period in 2007. There have been no major fluctuations in any of these expense categories for the year to date. The September 30, 2008 quarterly total shows a .5% increase compared to the third quarter of 2007. Some details of this increase are listed below.

•

Salaries and employee benefits for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 has decreased by 7.4%. Some contributing factors include the effect of FASB 91 reporting and the timing of employee resignations as well as the amount of time it has taken to fill existing positions.

•

Advertising and marketing expenses have decreased 10.5% in the third quarter of 2008 compared to the same quarter in 2007. We do expect an increase in these expenses over the final quarter in relation to a new product offering.

•	Occupancy expense has decreased in 2008 to 2007 quarterly comparisons. This is due to timing of purchases and reduced depreciation as assets age.

•

Other noninterest expenses have increased 21.5% at September 30, 2008 quarter compared to September 30, 2007 quarter. The increases have been in the expense categories related to foreclosed properties, charges that are related to fuel surcharges and debit card fees. There were decreases to expenses related to loan processing fees due to the slow down in the housing market and a conscious effort to reduce costs by the bank.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2008.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through September 30, 2008 net income as adjusted has provided cash of $10.3 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through September 30, 2008 is $9.6 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities through September 30, 2008 is $4.4 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $145 million at multiple institutions including the Federal Home Loan Bank of Pittsburgh.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

There are no material legal proceedings to which the Registrant or its subsidiary, directors or officers is a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against Potomac Bancshares, Inc. and its subsidiary involve routine litigation incidental to the business of the company or the subsidiary and are either not material in respect to the amount in controversy or are fully covered by insurance.

Item 1A.	Risk Factors.

Listed below are the risk factors that have been added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

The global financial crisis may have an adverse effect on our company, business and results of operations.

Significant declines in the housing market in recent months, falling home prices, increased foreclosures and unemployment as well as problems affecting the automobile industry and business in general may adversely affect the company’s loan demand as customers may be reluctant to borrow in this economic environment. Additionally, the economic downturn may result in some of the company’s borrowers being unable to make loan repayments and may result in foreclosures and the company recording write downs which would adversely affect the company’s results of operations.

Currently new and existing home sales are below prior year levels which have affected the new loan volume in our portfolio as well as affecting our customers trying to sell their homes. In addition, foreclosures are up and, unfortunately, we are seeing some in our own portfolio. The credit crunch has put some potential homebuyers out of the market. Therefore, the number of eligible homeowners is decreasing as the number of available homes is increasing.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be purchased under the Program
July 1 through July 31	NONE	—	—	73 877
August 1 through August 31	NONE	—	—	73 877
September 1 through September 30	NONE	—	—	73 877

On February 12, 2002, the company’s Board of Directors originally authorized the repurchase program. The program authorized the repurchase of up to 10% of the company’s stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent. The program has been extended on an annual basis at the annual reorganizational meeting.

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

POTOMAC BANCSHARES, INC.

Date November 14, 2008	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date November 14, 2008	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer