Form 10-K
period 2008-12-31
POTOMAC BANCSHARES INC
filed 2009-03-31
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
———————

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer ____	Accelerated Filer ____	Non-Accelerated Filer ____	Smaller Reporting Company	XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $40,270,956 as of June 30, 2008

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,390,178 as of March 24, 2009

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
Document	the Document is Incorporated
Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2008

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	11
Item	2.	Properties	14
Item	3.	Legal Proceedings	15
Item	4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item	6.	Selected Financial Data	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item	8.	Financial Statements and Supplementary Data	31
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item	9A(T).	Controls and Procedures	63
Item	9B.	Other Information	63

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	64
Item	11.	Executive Compensation	64
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item	13.	Certain Relationships and Related Transactions and Director Independence	64
Item	14.	Principal Accountant Fees and Services	65

PART IV

Item	15.	Exhibits and Financial Statement Schedules	65

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 evidences Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Form 10-K, including the President’s letter and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. “Forward-looking statements” are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. To comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in the company’s forward-looking statements.

     The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the United States government’s plan to purchase large amounts of illiquid mortgage - backed and other securities from financial institutions may not be effective, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of this Form 10-K. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

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

     Bank of Charles Town is a West Virginia state-chartered bank that formed and opened for business in 1871. The Federal Deposit Insurance Corporation insures the bank’s deposits. The bank engages in general banking business primarily in Jefferson County and Berkeley County, West Virginia. The bank also provides services to Washington County and Frederick County, Maryland and Loudoun County, Frederick County and Clarke County, Virginia. In 2005 the bank opened a loan production office in Winchester, Virginia. The Winchester office was closed in August of 2008. The main office is in Charles Town, West Virginia at 111 East Washington Street, with branch offices in

  Harpers Ferry, West Virginia,
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
  Home equity loans.

     Approximately 91.0% of the bank's loans are secured by real estate. These loans had an average delinquency rate of 2.89% and a loss rate of 0.58% during 2008. The average delinquency rate and loss rate are based on comparisons to 2008 average total loans.

     As of December 31, 2008, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

• Construction and land development	$65 643
• Secured by farmland	1 380
• Secured by 1-4 family residential	97 064
• Secured by multifamily residential	1 937
• Secured by nonfarm nonresidential	58 332

$224 356

     Commercial loans not secured by real estate with an aggregate balance of $9.7 million at December 31, 2008 make up approximately 3.9% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

  Grant loans on a sound and collectible basis,
  Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
  Serve the legitimate credit needs of the community in which the bank is located.

     Average delinquency and the loss rate for commercial loans not secured by real estate was less than 1% during 2008.

     Retail loans to individuals for personal expenditures are approximately 4.9% of the bank's total loans at December 31, 2008. The aggregate balance of these loans was $12 million at December 31, 2008. The majority of these loans are installment loans with the remainder made as term loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of 0.09% and a loss rate of 0.11% in 2008 (based on comparisons to 2008 average total loans).

     All other loans total $457 thousand (0.2% of total loans) at December 31, 2008. These loans had no delinquency rate and no average loss rate in 2008 compared to 2008 average total loans.

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

     Deposit Activities. The bank offers noninterest-bearing and interest-bearing checking accounts and statement savings accounts. The bank offers automatically renewable certificates of deposit in various terms from 91 days to five years. The bank is also a participant in the CDARS program. The bank offers CDARS program certificates of deposit in various terms from 4 weeks to five years. Individual retirement accounts in the form of certificates of deposit are also available.

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

Competition

     As of March 19, 2009, there were 65 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2008, there were six banks in Jefferson County with 16 banking offices. The total deposits of these commercial banks as of June 30, 2008 were $ 685 million, and the bank ranked number one in total deposits with $ 213 million or 31.05 % of the total deposits in the market at that time. The bank has two branch offices in Berkeley County at this time. Opening in July 2001 and June 2003, these branches have 4.21 % of the market share of deposits in Berkeley County where there are ten banks with 30 banking offices.

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

Employees

     Potomac currently has no employees.

     As of March 10, 2009, the bank had 95 full-time employees and 15 part-time employees.

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

     Potomac’s depository institution subsidiary is subject to affiliate transaction restrictions under federal law that limit the transfer of funds by the subsidiary bank to its respective parent and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or any nonbanking subsidiary are limited in an amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate of 20% of any such institution's capital and surplus.

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

     Depository Institution Subsidiary. The bank is subject to FDIC deposit insurance assessments. As part of regulations implementing The Federal Deposit Insurance Reform Act of 2005 (FDIRA), assessments for FDIC deposit insurance coverage are assessed and collected in the quarter following the period of insurance. Starting with the fourth quarter of 2007 assessment rate calculations have been based on a number of factors in order to assess more accurately the risk level of a bank. These factors include a bank’s CAMELS ratings, tier 1 leverage ratio, loans past due 30-89 days compared to gross assets, nonperforming assets compared to gross assets, net loan charge offs compared to gross assets and net income before taxes compared to risk-weighted assets. These factors are updated quarterly from data reported on the most recently filed call report of a bank. The FDIC assessed the bank for the period October 1 through December 31 of 2008 (which was charged to the bank on March 30, 2009) as a Risk Category I bank at the annual rate of 7.00 basis points or ..0001750 times the total deposit assessment base. The FDIC set the Financing Corporation (FICO) Bank Insurance Fund (BIF) premium for the bank at the annual rate of 1.04 basis points or .0000260 times the total deposits of the bank for this same time period. This is a separate premium which is not tied to the bank's risk classification. It is possible that BIF insurance assessments will be changed, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on Potomac’s results of operations. Currently there is the possibility of a 20 basis point special assessment based on June 30, 2009 deposits to be paid September 30, 2009. There is also the possibility of a 12 to 16 basis point increase in the regular assessment for Category 1 risk classification banks. This would be assessed on deposits as of March 31, 2009 and paid in the second quarter of 2009. These assessments have been heavily lobbied against by many banks and banking organizations since these assessments would have a major impact on earnings for these banks, including Bank of Charles Town.

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

     As of December 31, 2008, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
	(in thousands)
Tier 1 capital:
Common stock	$3,672
Surplus	3,851
Retained earnings	25,070
	32,593
Less cost of shares acquired for the treasury	2,837
Total tier 1 capital	$29,756	$9,619	$20,137
Tier 2 capital:
Allowance for loan losses (1)	3,019

Total risk-based capital	$32,775	$19,238	$13,537

Risk-weighted assets	$240,471

Tier 1 capital	$29,756	$12,081	$17,674

Average total assets	$302,040

Capital ratios:
Tier 1 risk-based capital ratio	12.37%	4.00%	8.37%
Total risk-based capital ratio	13.63%	8.00%	5.63%
Tier 1 capital to average total assets (leverage)	9.85%	4.00%	5.85%

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

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Potomac’s chief executive officer and chief financial officer are each required to certify that Potomac’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Potomac’s internal controls; they have made certain disclosures to Potomac’s auditors and the audit committee of the Board of Directors about Potomac’s internal controls; and they have included information in Potomac’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Potomac’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2009, Section 404 of Sarbanes-Oxley will become applicable to Potomac.

     Troubled Asset Relief Program – Capital Purchase Program. On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”). Management and our Board of Directors have done a thorough evaluation of both the positive and negative aspects of the CPP. In the end, we came to the conclusion that based on our strong capital position, earnings capacity, and the fact that it would dilute the earnings of existing shareholders we have decided not to participate in the CPP.

     America Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

     Future Legislation. Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the company and the bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the company or the bank. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

     Management is constantly monitoring credit quality and any changes that may be tied to current economic conditions. As a result of deteriorating economic conditions bank management has increased the allowance for loan losses. The increase is based on the review of existing loans and management’s analysis of the credit quality of the existing loans. Management takes a conservative approach to the quality of loans in the portfolio and feels that the bank is adequately reserved for the current market and loan portfolio conditions.

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

Financial Market and Economic Conditions May Adversely Affect Our Business.

     The United States is considered to be in a recession, and many businesses are having difficulty due to reduced consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

     Because of declines in home prices and the values of subprime mortgages across the country, financial institutions and the securities markets have been adversely affected by significant declines in the values of most asset classes and by a serious lack of liquidity. These conditions have led to the failure or merger of a number of prominent financial institutions. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

     The company’s financial performance and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans depends on the business environment in the markets where the company operates.

An Increase in FDIC Assessments Could Impact Our Financial Performance.

     The FDIC imposes an assessment against all depository institutions for deposit insurance. See “Supervision and Regulation – Depository Institution Subsidiary” on page 7. The FDIC is assessing the bank 7.00 basis points on an annual basis or .0001750 on a quarterly basis on the bank’s December 31, 2008 deposits to be paid in the first quarter of 2009. There is a proposed increase to the assessment of 12 to 16 basis points to begin the second quarter of 2009 plus a proposed special assessment of 20 basis points to be paid in the third quarter of 2009. In the current economic environment, it is likely that this assessment will increase in general for financial institutions across the country, including the bank, thereby increasing operating costs.

Item 2. Properties.

     Potomac currently has no property.

     The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry, Kearneysville, Martinsburg and Hedgesville. The bank also owns a lot at the corner of Route 340 and Washington Street in Bolivar that may be used for future expansion or may be sold.

     The main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the Trust and Financial Services Division. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises, constructed in 1967. In July of 2006, the bank completed the purchase of a property adjacent to the main office for future expansion. In early 2008, construction began on an addition to the main office facilities. The new addition houses or will house a new drive through with 5 lanes (one ATM/night deposit lane and four transaction lanes), the call center, the Information Technology and Deposit Operations departments and certain administrative offices. Renovations to the existing two buildings are being completed along with the addition. The renovations are expected to be completed in June of 2009.

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

     The branch office at 9738 Tuscarora Pike in Martinsburg, West Virginia opened for business in July of 2001. Originally housed in a leased facility on the property, the one story brick building was completed in January 2005.

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

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values and (b) dividends. As of March 16, 2009, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about Potomac in this market use Potomac’s symbol PTBS.OB. Scott and Stringfellow, Inc., Koonce Securities Inc. and Ferris, Baker Watts, Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2007 and 2008 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share
2007	First Quarter	$15.99	$15.15	$.1000
	Second Quarter	15.99	15.20	.1025
	Third Quarter	15.70	14.55	.1050
	Fourth Quarter	15.45	12.05	.1075

2008	First Quarter	$13.75	$12.00	$.1100
	Second Quarter	14.00	12.00	.1125
	Third Quarter	12.20	10.15	.1150
	Fourth Quarter	11.10	8.00	.1175

     The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank's ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and the Commissioner could be required. Dividends will only be paid when and as declared by the board of directors.

Performance Graph

     The following graph compares the yearly percentage change in Potomac’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2008, with the cumulative total return of the Bank Holding Companies Index (SIC Code 6712) and the Hemscott Index. Shareholders may obtain a copy of the index by calling Hemscott, Inc. at telephone number (301) 760-2609. There is no assurance that Potomac’s stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The graph shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Potomac specifically incorporates this graph by reference, and shall not otherwise be filed under such Acts.

COMPARE 5 YEAR CUMULATIVE TOTAL RETURN AMONG
POTOMAC BANCSHARES, INC., BANK HOLDING COMPANIES INDEX
AND HEMSCOTT INDEX

ASSUMES $100 WAS INVESTED ON JANUARY 1, 2004 AND ASSUMES DIVIDENDS WERE
REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2008

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
October 1 through October 31	NONE	$ - -	- -	73 877

November 1 through November 30	NONE	- -	- -	73 877

December 1 through December 31	7 935	9.20	280 126	65 942

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

Item 6. Selected Financial Data.

	2008	2007	2006	2005	2004
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$17 358	$19 691	$19 099	$15 424	$12 008
Interest expense	6 477	8 161	6 932	4 135	2 409
Net interest income	10 881	11 530	12 167	11 289	9 599
Provision for loan losses	2 934	678	331	330	289
Net interest income after provision
for loan losses	7 947	10 852	11 836	10 959	9 310
Noninterest income	4 355	4 364	3 766	3 185	3 158
Noninterest expense	9 587	9 688	9 261	8 460	7 668
Income before income taxes	2 715	5 528	6 341	5 684	4 800
Income tax expense	853	1 998	2 306	2 020	1 710

Net income	$1 862	$3 530	$4 035	$3 664	$3 090

Per Share Data **

Net income, basic	$.55	$1.03	$1.17	$1.06	$.89
Net income, diluted	.55	1.03	1.16	1.05	.89
Cash dividends declared	.46	.42	.38	.33	.29
Book value at period end	8.19	8.52	7.78	7.23	6.58
Weighted-average shares outstanding, basic	3 401 717	3 423 239	3 454 961	3 460 984	3 463 373
Weighted-average shares outstanding, diluted	3 403 265	3 430 764	3 467 918	3 477 538	3 465 895

Average Balance Sheet Summary

Assets	$303 749	$297 716	$289 303	$264 314	$226 052
Loans	232 894	226 773	220 895	196 478	155 546
Securities	34 178	42 040	48 891	47 183	46 701
Deposits	259 536	254 908	243 833	217 307	190 153
Stockholders’ equity	30 118	28 207	26 632	23 822	22 045

Performance Ratios

Return on average assets	0.61%	1.19%	1.39%	1.39%	1.37%
Return on average equity	6.18%	12.51%	15.15%	15.38%	14.02%
Dividend payout ratio	83.64%	40.78%	32.48%	31.13%	32.58%

Capital Ratios

Leverage ratio	9.85%	9.99%	9.34%	9.18%	9.45%
Risk-based capital ratios
Tier 1 capital	12.37%	13.01%	12.71%	12.68%	13.29%
Total capital	13.63%	14.23%	13.82%	13.76%	14.44%

**	All figures have been restated to reflect a 2% stock dividend declared on March 14, 2006 and a 100% stock dividend declared on February 8, 2005.

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

	2008			2007			2006
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$232 124	$15 151	6.53%	$225 876	$16 971	7.51%	$219 795	$16 641	7.57%
Tax exempt	770	73	9.48%	897	76	8.47%	1 100	107	9.73%
Total loans	232 894	15 224	6.54%	226 773	17 047	7.52%	220 895	16 748	7.58%
Taxable securities	31 286	1 415	4.52%	40 112	1 894	4.72%	47 333	2 095	4.42%
Nontaxable securities	2 892	167	5.77%	1 928	112	5.81%	1 558	87	5.58%
Securities purchased under
agreements to resell and
federal funds sold	10 712	249	2.32%	8 226	435	5.29%	1 331	65	4.88%
Other earning assets	7 765	383	4.93%	4 616	267	5.78%	3 609	170	4.71%
Total earning assets	285 549	$17 438	6.11%	281 655	$19 755	7.01%	274 726	$19 165	6.98%

Allowance for loan losses	(2 940)			(2 433)			(2 218)
Cash and due from banks	4 396			5 140			5 356
Premises and equipment, net	6 934			6 342			6 353
Other assets	9 810			7 012			5 086
Total assets	$303 749			$297 716			$289 303

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$120 853	$1 615	1.34%	$119 142	$2 713	2.28%	$127 869	$2 752	2.15%
Time deposits	111 574	4 547	4.08%	106 778	4 983	4.67%	84 082	3 431	4.08%
Total interest-
bearing deposits	232 427	6 162	2.65%	225 920	7 696	3.41%	211 951	6 183	2.92%

Securities sold under agreements
to repurchase and federal
funds purchased	9 963	255	2.56%	10 959	441	4.02%	13 846	564	4.07%
Advances from FHLB	1 381	60	4.34%	416	24	5.77%	3 463	185	5.34%
Total interest
bearing liabilities	243 771	$6 477	2.66%	237 295	$8 161	3.44%	229 260	$6 932	3.02%

Noninterest-bearing demand
deposits	27 109			28 988			31 881
Other liabilities	2 751			3 226			1 530
Stockholders’ equity	30 118			28 207			26 632
Total liabilities and
stockholders’ equity	$303 749			$297 716			$289 303

Net interest income		$10 961			$11 594			$12 233

Net interest spread			3.45%			3.57%			3.96%
Interest expense as a
percent of average earning assets			2.27%			2.90%			2.52%

Net interest margin			3.84%			4.12%			4.45%

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

GENERAL

     2008 was a challenging year for the banking industry and the company. The economy has contracted, credit has tightened for banks and consumers, and liquidity has become a concern. Management was able to reach its perpetual goal to increase the loan portfolio and, to a lesser degree, increase deposits. In addition, we were able to maintain an adequate level of liquidity.

     A look at the consolidated selected financial data will show other areas of concern. Earnings decreased significantly during 2008. However, the company was able to increase shareholder dividends in each quarter of 2008. The decrease in capital, although small, presents some challenges. Capital provides the basis for continued expansion of the company including the ability to keep pace with the technology of our ever changing world. Maintaining the technology advantage is one of the most costly yet most necessary goals of doing business after costs of real estate and human resources.

     The continuing increase of regulation in the banking industry and the associated costs continue to be a major concern of management. The cost of initial compliance with Sarbanes-Oxley Act of 2002 has been spread out over several years now, with the delay of the bank’s complete implementation date to December 31, 2009. Compliance costs add additional pressure for management to find ways to increase income.

     Interest income from loans and investments is the largest source of revenue for the company. Decreasing interest rates and the stagnant housing market have affected this income stream. Therefore, management is continually looking for other sources of revenue. The bank continues to produce a significant amount of income from the overdraft protection plan. A new checking account, Smart Checking, that encourages use of the check card and requires customers to receive their statements via e-mail was introduced during 2008. The new account is expected to increase fee income from check card transactions and reduce the expense of mailing customer statements.

     Reducing expenses is another avenue to increasing earnings. Lower interest rates reduce interest expense and are a benefit to the overall goal of reducing costs. The company seeks ways to reduce expenses in addition to ways to increase income while benefiting from processes introduced in the past five years for that purpose including (1) utilization of personnel to full potential by growing the company as much as possible without increasing personnel, (2) continuing the reclassification of deposits to allow a lower balance requirement at the Federal Reserve allowing funds to be used for other purposes such as making loans, (3) increasing service charges as appropriate and (4) the outsourcing of official checks which was a generous income producer with the bank earning interest on the outstanding balances of the official checks. With the decrease in interest rates in 2008, the company is currently earning no income on the outsourcing of official checks.

     The company continues to benefit from tax exempt loan income, tax exempt income of bank owned life insurance policies and tax exempt municipal securities in the investment portfolio. These items reduce the income tax expense for the company as well as produce income. We received proceeds from one of our bank owned life insurance policies during 2008 upon the death of a covered former employee.

     The bank has been monitoring its efficiency through the calculation of the efficiency ratio each month. This ratio is the comparison of the bank’s noninterest expenses (overhead) with net interest income plus noninterest income. A decrease in noninterest expenses or an increase in net interest income and/or noninterest income will cause the ratio to decrease, which is favorable. During 2008 the ratio fluctuated in both directions within a few percentage points ending the year at the high end of the fluctuation.

     Management has recently been made aware of the possibility of changes in the deposit assessment required by the FDIC. Initial correspondence includes the possibility of a 12 to 16 point increase in the annual deposit assessment. An additional one time assessment of 20 basis points has been proposed as well. Either of these proposals could have a material adverse effect on earnings of the company.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2008 and 2007.

	2008				2007
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$4 171	$4 198	$4 318	$4 671	$4 821	$4 900	$5 014	$4 956
Interest expense	1 462	1 464	1 644	1 907	1 968	2 081	1 980	2 132
Net interest income	2 709	2 734	2 674	2 764	2 853	2 819	3 034	2 824
Provision for loan losses	1 371	1 134	276	153	578	100	- -	- -
Net interest income after
provision for loan losses	1 338	1 600	2 398	2 611	2 275	2 719	3 034	2 824
Noninterest income	923	1 048	1 334	1 050	1 142	1 185	1 088	949
Noninterest expense	2 614	2 453	2 237	2 283	2 549	2 442	2 393	2 304
Income (loss) before taxes	(353)	195	1 495	1 378	868	1 462	1 729	1 469
Income tax expense (benefit)	(129)	23	472	487	324	524	626	524

Net income (loss)	$(224)	$172	$1 023	$891	$544	$938	$1 103	$945

Earnings (loss) per share, basic	$(.07)	$.05	$.30	$.26	$.16	$.27	$.32	$.28
Earnings (loss) per share, diluted	$(.07)	$.05	$.30	$.26	$.16	$.27	$.32	$.27

NET INTEREST INCOME

     The economy worsened, as expected, during 2008. In spite of the economy, the loan portfolio (net of reserves) increased 9% on the strength of increases mainly in the commercial loan area. The bulk of the increase was related to participations and other portfolio loans as a result of our relationship with BlueRidge Bank. Still, net interest income decreased 6% as the interest rates continued to drop throughout 2008. Interest on tax exempt securities and other interest and dividends showed increases. The tax exempt securities portfolio increased through new purchases at the end of 2007 and in 2008 and other interest benefited from interest on loans held to sell to BlueRidge Bank during the time they were waiting to receive their charter.

     The loan portfolio (net of reserves) decreased 3% during 2007 as compared to 2006. Net interest income showed a 5% decrease when compared with the 2006 results. The decline in 2007 was a combination of the reduction in the loan portfolio and decreasing interest rates.

     Interest expense decreased 21% in 2008 compared to 2007. This is a significant change from the 18% increase from 2006 to 2007. The reason for the decrease is the decreases in interest rates enacted by the Federal Reserve during 2008.

     Calendar year 2008 ended with a lot of uncertainty. Most agree that the housing market has still not found a “bottom”, business and consumers each need a boost to their bottom lines and unemployment looms large for the economy in the coming months. However, the experts do not agree on when any of these situations will improve. Interest rates are expected to remain at current levels throughout 2009 and possibly beyond. Management is hopeful that interest rates will entice some back into the loan market during 2009. We also expect cost of funds to remain relatively inexpensive should the need arise.

VOLUME AND RATE ANALYSIS

     This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other.

	2008 Compared to 2007			2007 Compared to 2006
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$(1 820)	$490	$(2 310)	$330	$462	$(132)
Tax exempt loans	(3)	(19)	16	(31)	(18)	(13)
Taxable securities	(479)	(402)	(77)	(201)	(362)	161
Nontaxable securities	55	56	(1)	25	21	4
Securities purchased under
agreements to resell
and federal funds sold	(186)	217	(403)	370	364	6
Other earning assets	116	148	(32)	97	53	44
TOTAL	$(2 317)	$490	$(2 807)	$590	$520	$70

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$(1 098)	$40	$(1 138)	$(39)	$(342)	$303
Time deposits	(436)	241	(677)	1 552	1 011	541
Securities sold under agreements
to repurchase and federal
funds purchased	(186)	(37)	(149)	(123)	(116)	(7)
Federal Home Loan Bank
advances	36	40	(4)	(161)	(177)	16
TOTAL	$(1 684)	$284	$(1 968)	$1 229	$376	$853

NET INTEREST INCOME	$(633)	$206	$(839)	$(639)	$144	$(783)

NONINTEREST INCOME AND EXPENSE

     As in prior years, fees generated through the bank’s overdraft protection plan continue to be a major contributor to the bank’s noninterest income. These fees are included in the service charges on deposit accounts category which totaled $2.3 million in 2008, $2.1 million in 2007 and $1.7 million in 2006. Trust and financial services is the next largest contributor to the 2008 noninterest income figure. However, this income decreased 25.6% in 2008 compared to growth of 1.3% in 2007. Most of the trust and financial services decrease was offset by the receipt of proceeds from bank owned life insurance. VISA/MC fees have increased 13.9% in 2008. As consumers become increasingly comfortable with non cash transactions, this trend should continue. As mentioned earlier, the new Smart Checking account also contributed to the increase.

     Fees on sales of loans in the secondary market are a source of noninterest income that varies with the market conditions. Our income from this source was $93 thousand in 2008, $197 thousand in 2007 and $117 thousand in 2006.

     Salaries and employee benefits of $5.1 million are about 54% of the total noninterest expense for 2008. This percentage is similar to 2007 and 2006. Even though the bank has grown during the past few years, full utilization of personnel has allowed the bank to hold down salaries and benefit costs by holding down the increase in personnel. During 2008, salaries and employee benefits are expected to increase for the most part due to annual salary and wage increases, including merit increases, rather than any extensive increase in personnel and due to increased group health insurance expenses.

     Expenses related to premises and furniture and equipment have remained relatively stable. We expect these expenses to increase in 2009 due to the depreciation of the recently completed addition to the main office and the furniture and equipment purchased to furnish the addition. Advertising and marketing expense increased 8.1% during 2008. This increase is a combination of increased fees being charged by vendors, some initial marketing expense for the new product, Smart Checking, and expense of printing new product brochures.

     The other noninterest expense category is the total of approximately 60 separate expense accounts. None of the account balances in this category exceed 1% of gross income of the bank for any of the three years presented. Increases are due to the growth in the bank’s customer base and some inflationary increases.

INTEREST RATE SENSITIVITY

     The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2008 (in thousands).

Mature or Reprice
After Three
		Months	After One Year
	Within	But Within	But Within	After
	Three Months	Twelve Months	Five Years	Five Years		Nonsensitive
Interest Earning Assets:
Loans	$55 556	$16 433	$99 360		$75 105	$	- -
Securities	2 011	3 736	19 768		1 963		- -
Federal funds sold	3 313	- -	- -		- -		- -
Other earning assets	1 282	- -	- -		- -		- -
Total	$62 162	$20 169	$119 128		$77 068	$	- -

Interest-Bearing Liabilities:
Time deposits
$100,000 and over	$5 255	$13 445	$13 120	$	- -	$	- -
Other time deposits	15 817	35 957	31 726		- -		- -
Gold and Platinum accounts
(NOW accounts)	43 999	- -	- -		- -		32 452
Savings accounts	- -	- -	- -		- -		36 848
Securities sold under agreements to
repurchase	8 352	- -	- -		- -		- -
Federal Home Loan Bank advances	226	694	3 856		- -		- -
Total	$73 649	$50 096	$48 702	$	- -		$69 300

Rate Sensitivity Gap	$(11 487)	$(29 927)	$70 426		$77 068

Cumulative Gap	$(11 487)	$(41 414)	$29 012		$106 080

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

     During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive. During January, February and March of 2009, $11.5 million more liabilities may reprice or will mature than assets. During April through December of 2009, $29.9 million more liabilities may reprice or will mature than assets. The total effect for 2009 is that $41.4 million more liabilities may reprice or mature than assets. Since rates are not expected to change much during 2009, the company will hold deposit rates steady for the most part and insert floors in loans to help guard the bank’s income.

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2008.

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$9 671	$4 987	$4 247	$6 046	$5 949
Mortgage loans on real estate:
Construction and land development	65 643	55 042	53 801	41 174	28 929
Secured by farm land	1 380	1 328	1 557	2 381	3 986
Secured by 1-4 family residential	97 064	98 864	103 983	98 408	79 800
Secured by multifamily residential	1 937	1 749	3 733	3 486	3 088
Secured by nonfarm nonresidential	58 332	47 726	46 367	43 019	39 671
Consumer loans	11 970	14 718	16 089	15 549	17 346
All other loans	457	193	292	372	236
	$246 454	$224 607	$230 069	$210 435	$179 005

     Despite the poor housing market, both in our local market and through out the country, we were able to increase our loan portfolio in 2008. Most of the growth has come through commercial loans with much of the increase involving participation loans with BlueRidge Bank. The mortgage loans have dipped slightly but are very reasonable considering the current housing market.

     In any year, it is the bank’s goal to increase the loan portfolio and 2009 will not be an exception. Most forecasts indicate 2009 will be another challenging year. The housing market and overall economy are expected to remain in decline through the second quarter of 2010. However, the loan staff continues to seek new opportunities for loan production while sticking to sound financial principles and judgment.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2008 that were not disclosed in the table above.

REMAINING MATURITIES OF SELECTED LOANS (in thousands)

Commercial,
	Financial and	Real Estate-
At December 31, 2008	Agricultural	Construction
Loans maturing within one year	$3 283	$25 709
Variable rate loans due after one year	657	18 123
Fixed rate loans due after one year through five years	5 594	11 853
Fixed rate loans due after five years	137	9 958
Total maturities	$9 671	$65 643

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

	2008	2007	2006	2005	2004
	(in thousands)
Balance at beginning of period	$2 779	$2 423	$2 161	$1 966	$1 724
Charge-offs:
Commercial, financial and agricultural	21	14	- -	30	- -
Real estate – construction	269	32	- -	- -	- -
Real estate – mortgage	1 102	206	- -	- -	- -
Consumer	441	252	207	218	202
Total charge-offs	1 833	504	207	248	202
Recoveries:
Commercial, financial and agricultural	- -	30	- -	- -	- -
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	17	- -	- -	- -	- -
Consumer	182	152	138	113	155
Total recoveries	199	182	138	113	155
Net charge-offs	1 634	322	69	135	47
Additions charged to operations	2 934	678	331	330	289

Balance at end of period	$4 079	$2 779	$2 423	$2 161	$1 966
Ratio of net charge-offs during the period
to average loans outstanding during
the period	0.70%	0.14%	0.03%	0.07%	0.03%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2008		2007		2006		2005		2004
	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in
	(in	Category to	(in	Category to	(in	Category to	(in	Category to	(in	Category to
	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans
Commercial,
financial and
agricultural	$69	3.92%	$35	2.22%	$71	1.85%	$94	2.87%	$81	3.32%
Mortgage loans on
real estate:
Construction
and land
development	2 182	26.63%	1 025	24.50%	820	23.38%	538	19.57%	166	16.16%
Secured by farm
land	76.56%		9.59%		12	0.68%	17	1.13%	29	2.23%
Secured by 1-4
family
residential	845	39.38%	924	44.02%	753	45.20%	696	46.76%	458	44.58%
Secured by multi-
family
residential	16.79%		13.78%		27	1.62%	25	1.66%	24	1.73%
Secured by nonfarm
nonresidential	727	23.67%	661	21.25%	478	20.15%	477	20.44%	341	22.16%
Consumer loans	90	4.86%	111	6.55%	248	6.99%	261	7.39%	591	9.69%
All other loans	4.19%		1.09%		1	0.13%	2.18%		3.13%
Unallocated	70	- -	- -	- -	13	- -	51	- -	273	- -
	$4 079	100.00%	$2 779	100.00%	$2 423	100.00%	$2 161	100.00%	$1 966	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2008	2007	2006		2005	2004
	(in thousands)
Nonaccrual loans	$2 669	$1 584		$144	$122	$	- -
Restructured loans	- -	- -		- -	- -		- -
Foreclosed properties	1 644	430		- -	- -		- -
Total nonperforming assets	$4 313	$2 014		$144	$122	$	- -

Loans past due 90 days
accruing interest	$1 263	$21	$	- -	$65	$	- -

Allowance for loan losses
to period end loans	1.66%	1.24%		1.05%	1.03%		1.10%

Nonperforming assets to
period end loans and
foreclosed properties	1.74%	.89%		.06%	.06%		- -

     Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     At December 31, 2008, other potential problem loans totaled $4.4 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

SECURITIES PORTFOLIO

     In accordance with Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company records securities being held to maturity at amortized cost and securities available for sale at fair value. The effect of unrealized gains and losses on securities available for sale, net of tax effects, is recognized in stockholders’ equity.

     The schedule below summarizes the carrying value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2008	Weighted	2007	Weighted	2006	Weighted
	Carrying Value	Average	Carrying Value	Average	Carrying Value	Average
	(in thousands)	Yield	(in thousands)	Yield	(in thousands)	Yield
Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$5 600	5.03%	$10 501	4.38%	$14 169	4.05%
Maturing after one year but
within five years	18 889	4.13%	26 200	5.00%	26 819	4.86%
Municipal obligations:
Maturing within one year	147	3.04%	- -	- -	170	2.53%
Maturing after one year but
within five years	879	3.82%	1 029	3.71%	466	3.59%
Maturing after five years	1 963	3.86%	1 842	3.87%	1 082	3.97%
Total securities available for sale	$27 478		$39 572		$42 706

DEPOSITS

     Deposits increased less than 1% in 2008. Periodically we have continued to depend on alternative methods of funding. Even with only a slight increase in deposits, the bank has increased market share percentages in both Jefferson and Berkeley Counties of West Virginia as of June 30, 2008 compared to June 30, 2007. We have 31.05% of total deposits in Jefferson County and 4.21% of total deposits in Berkeley County.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31
	(average balances in thousands)
	2008		2007		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$27 109		$28 988		$31 881

Interest-bearing demand deposits	79 591	1.41%	83 916	2.41%	95 146	2.30%
Savings deposits	41 262	1.20%	35 226	1.96%	32 723	1.73%
Time deposits	111 574	4.08%	106 778	4.67%	84 082	4.08%

Total interest-bearing deposits	232 427	2.65%	225 920	3.41%	211 951	2.92%

Total deposits	$259 536		$254 908		$243 832

     At December 31, 2008, time deposits of $100 thousand or more were 12.50 % of total deposits compared with 11.13% at December 31, 2007. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2008 are as follows:

Within three months	$5 255
Over three through six months	10 064
Over six months through twelve months	3 380
Over twelve months	13 121

Total	$31 820

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 13.63% and a ratio of Tier 1 capital to risk-weighted assets of 12.37% at December 31, 2008. These two ratios have decreased due to the small growth in capital compared to a larger increase in both average total assets and risk weighted assets. Both ratios exceed the capital requirements adopted by the federal regulatory agencies.

	2008		2007	2006
	(In thousands)
Tier 1 capital:
Common stock	$3 672		$3 672	$3 672
Surplus	3 851		3 771	3 661
Retained earnings	25 070		24 787	22 677
	32 593		32 230	30 010
Less cost of shares acquired for the treasury	2 837		2 701	2 279

Total tier 1 capital	$29 756		$29 529	$27 731
Tier 2 capital:
Allowance for loan losses (1)	3 019	(1)	2 779	2 423

Total risk-based capital	$32 775		$32 308	$30 154

Risk-weighted assets	$240 471		$227 013	$218 193

Capital ratios:
Tier 1 risk-based capital ratio	12.37%		13.01%	12.71%
Total risk-based capital ratio	13.63%		14.23%	13.82%
Leverage ratio	9.85%		9.99%	9.34%

(1) Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

     Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. This could also be termed the management of the cash flows of an organization. Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s liquidity during 2008 is detailed in the statement of cash flows included in the financial statements.

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2008 net income as adjusted has provided cash of $12.8 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the deposit discussion above, we have taken advantage of our borrowing capabilities for additional funding since deposit growth is not always sufficient to cover our needs. The net amount of cash used in investing activities in 2008 is $15 million.

     Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities in 2008 is $600 thousand.

     At December 31, 2008, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $51.1 million.

     Borrowing capabilities provide additional liquidity. The subsidiary bank maintains a federal funds line of $7 million with one financial institution and a federal funds line of $8 million with a second financial institution. The subsidiary bank is also a member of the Federal Home Loan Bank of Pittsburgh and has short and/or long-term borrowing capabilities of approximately $120 million. In September 2008, the subsidiary bank borrowed $5.0 million amortized over five years from the Federal Home Loan Bank. The subsidiary bank has a Repo Plus account with the FHLB with a current credit line of $20 million that can be renewed on an annual basis.

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

     A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$48 726	$53 389
Standby letters of credit	2 467	3 294

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

     At December 31, 2008, the company had $1.1 million in rate lock commitments to originate mortgage loans.

     Short-Term Borrowings. At December 31, 2008 and 2007, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers. The total of short-term borrowings was $8.4 million on December 31, 2008 and $12.5 million on December 31, 2007.

The table below presents selected information on these short-term borrowings (in thousands):

	December 31
	2008	2007
Balance outstanding at year end	$8 352	$12 537
Maximum balance at any month-end during the year	$10 868	$13 430
Average balance for the year	$9 963	$10 966
Weighted average rate for the year	2.56%	4.02%
Weighted average rate at year end	2.56%	4.02%
Estimated fair value	$8 352	$12 537

Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2008:

	Payments (in thousands) Due By Period
			Over 1	Over 3
		Less	Year	Years
		than 1	through	through
	Total	Year	3 Years	5 Years
Long-Term Debt Obligations	$4 776	$921	$1 973	$1 882

Lease Obligations for Real Estate	$64	$36	$28	$ - -

Lease Obligations for Equipment	$57	$33	$24	$ - -

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Potomac Bancshares, Inc.
Charles Town, West Virginia

We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Potomac Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
March 31, 2009

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(in thousands, except share data)

	2008	2007
ASSETS

Cash and due from banks	$3 754	$5 938
Interest-bearing deposits in other financial institutions	1 282	93
Securities purchased under agreements to resell
and federal funds sold	3 313	5 120
Securities available for sale, at fair value	27 478	39 572
Loans held for sale	329	8 133
Loans, net of allowance for loan losses of $4,079
in 2008 and $2,779 in 2007	242 375	221 828
Premises and equipment, net	8 015	6 237
Other real estate owned	1 644	430
Accrued interest receivable	1 108	1 366
Federal Home Loan Bank of Pittsburgh stock	725	544
CFSI stock	117	117
Other assets	10 241	8 846

Total Assets	$300 381	$298 224

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$25 469	$27 994
Interest-bearing	228 619	225 380
Total Deposits	$254 088	$253 374
Securities sold under agreements to repurchase	8 352	12 537
Federal Home Loan Bank advances	4 776	212
Accrued interest payable	481	757
Other liabilities	4 880	2 329
Commitments and contingent liabilities	- -	- -
Total Liabilities	$272 577	$269 209

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 851	3 771
Undivided profits	25 070	24 787
Accumulated other comprehensive (loss)	(1 952)	(514)
	$30 641	$31 716
Less cost of shares acquired for the treasury, 2008,
278,086 shares; 2007, 266,191 shares	2 837	2 701
Total Stockholders’ Equity	$27 804	$29 015

Total Liabilities and Stockholders’ Equity	$300 381	$298 224

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

	2008	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$15 201	$17 093	$16 712
Interest on securities available for sale - taxable	1 415	1 894	2 095
Interest on securities available for sale - nontaxable	110	74	57
Interest on securities purchased under agreements
to resell and federal funds sold	249	435	65
Other interest and dividends	383	195	170
Total Interest and Dividend Income	$17 358	$19 691	$19 099

Interest Expense:
Interest on deposits	$6 162	$7 696	$6 183
Interest on securities sold under agreements to repurchase	255	441	564
Federal Home Loan Bank advances	60	24	185
Total Interest Expense	$6 477	$8 161	$6 932

Net Interest Income	$10 881	$11 530	$12 167

Provision for Loan Losses	2 934	678	331

Net Interest Income after Provision
for Loan Losses	$7 947	$10 852	$11 836

Noninterest Income:
Trust and financial services	$807	$1 085	$1 071
Service charges on deposit accounts	2 340	2 102	1 724
Visa/MC Fees	516	453	364
Cash surrender value of life insurance	240	189	129
Miscellaneous income	246	8	- -
Other operating income	206	527	478
Total Noninterest Income	$4 355	$4 364	$3 766

Noninterest Expenses:
Salaries and employee benefits	$5 146	$5 252	$5 104
Net occupancy expense of premises	542	563	546
Furniture and equipment expenses	933	925	890
Advertising and marketing	266	246	297
ATM and check card expense	313	328	319
Other operating expenses	2 387	2 374	2 105
Total Noninterest Expenses	$9 587	$9 688	$9 261
Income Before Income Tax Expense	$2 715	$5 528	$6 341
Income Tax Expense	853	1 998	2 306

Net Income	$1 862	$3 530	$4 035

Earnings Per Share, basic	$.55	$1.03	$1.17
Earnings Per Share, diluted	$.55	$1.03	$1.16

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income	Total
Balances, December 31, 2005	$3 600	$2 400	$21 158	$(1 850)	$(276)		$25 032

Comprehensive income
Net income – 2006	- -	- -	4 035	- -	- -	$4 035	4 035
Other comprehensive income:
Unrealized holding gains
arising during the period
(net of tax, $63)	- -	- -	- -	- -	123	123	123
Total comprehensive income						$4 158
Adjustment to initially apply
SFAS No. 158,
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

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income	Total
Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015
Comprehensive income
Net income – 2008	- -	- -	1 862	- -	- -	$1 862	1 862
Other comprehensive (loss):
Unrealized holding gains
arising during the period
(net of tax, $40)	- -	- -	- -	- -	77	77	77
Change in benefit obligations
and plan assets for pension
and other postretirement
benefits (net of tax, $780)	- -	- -	- -	- -	(1 515)	(1 515)	(1 515)
Total other comprehensive (loss)						(1 438)
Total comprehensive income						$424
Purchase of treasury shares:
13,935 shares	- -	- -	- -	(149)	- -		(149)
Sale of treasury shares:
2,040 shares	- -	10	- -	13	- -		23
Stock-based
compensation expense	- -	70	- -	- -	- -		70
Reduction due to change in
pension measurement date
(net of tax, $16)	- -	- -	(31)	- -	- -		(31)
Cash dividends – 2008
($.46 per share)	- -	- -	(1 548)	- -	- -		(1 548)
Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1 862		$3 530		$4 035
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	2 934		678		331
Depreciation	532		568		582
Deferred tax (benefit)	(474)		(250)		(190)
Discount accretion and premium amortization on securities, net	(21)		(63)		(131)
Loss on sale of other real estate	185		15		- -
Loss on disposal of premises and equipment	5		12		- -
Loss on sale of repossessed assets	23		8		- -
Stock-based compensation expense	70		110		112
Proceeds from sale of loans	12 153		11 002		7 285
Origination of loans for sale	(4 349)		(18 730)		(7 690)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	258		65		(279)
(Increase) in other assets	(441)		(2 220)		(211)
(Decrease) increase in accrued interest payable	(276)		85		341
Increase (decrease) in other liabilities	304		9		(391)
Net cash provided by (used in) operating activities	$12 765		$(5 181)		$3 794

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$5 500		$14 470		$15 500
Proceeds from call of securities available for sale	22 000		10 035		2 500
Purchases of securities available for sale	(15 267)		(20 842)		(13 437)
Net (increase) decrease in loans	(26 719)		4 709		(19 703)
Purchases of premises and equipment	(2 315)		(384)		(958)
Proceeds from sale of other real estate	1 815		61		- -
Net cash (used in) provided by investing activities	$(14 986)		$8 049		$(16 098)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(2 525)		$(1 879)		$(2 741)
Net increase in interest-bearing deposits	3 239		3 475		24 639
Net (repayment) proceeds of securities sold under agreements to
repurchase and federal funds purchased	(4 185)		2 011		(9 031)
Net proceeds (repayment) of Federal Home Loan Bank advances	4 564		(408)		(385)
Purchase of treasury shares	(149)		(422)		(429)
Sale of treasury shares	23		- -		- -
Cash dividends	(1 548)		(1 420)		(1 295)
Net cash (used in) provided by financing activities	$(581)		$1 357		$10 758
(Decrease) increase in cash and cash equivalents	$(2 802)		$4 225		$(1 546)

CASH AND CASH EQUIVALENTS
Beginning	11 151		6 926		8 472
Ending	$8 349		$11 151		$6 926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6 753		$8 076		$6 591
Income taxes	$1 642		$2 368		$2 936

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$117		$465		$186
Change in benefit obligations and plan assets for pension
and other postretirement benefits	$(2 295)		$291		$(1 305)
Loans transferred to OREO	$3 238		$506	$	- -
Loans made on sale of other real estate owned	$775	$	- -	$	- -

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally, are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and special mention loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or market determined in the aggregate. The company does not retain mortgage servicing rights on loans held for sale.

In 2007, the bank entered into an agreement with BlueRidge Bank whereby Bank of Charles Town would fund loans for BlueRidge Bank until such time as BlueRidge Bank could obtain its charter. The balance of these loans was $7.8 million at December 31, 2007. Upon receiving its charter in 2008, BlueRidge Bank purchased the loans from Bank of Charles Town.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Estimated useful lives range from five to forty years for premises and improvements and three to twenty-five years for furniture and equipment.

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

Employee Benefit Plans

The company sponsors the following employee benefit plans:

  a noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements,

  a postretirement life insurance plan covering current and future retirees with 25 years of service over the age of 60,

  a postretirement life insurance plan covering certain current retirees who met certain requirements that is not available for future retirees,

  a health care plan for current retirees who met certain eligibility requirements that is not available for future retirees and a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Under this plan, the employer may make a discretionary matching contribution each plan year and may also make other discretionary contributions to the plan.

Stock Dividends

On March 14, 2006, the Board of Directors declared a 2% stock dividend. Shares increased from 3,600,000 to 3,671,691.

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

Trust Division

Securities and other property held by the Trust Division in a fiduciary or agency capacity are not assets of the company and are not included in the accompanying consolidated financial statements.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate, deferred tax assets and the pension benefit obligation.

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

The stockholders initially authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. These shares have been restated to reflect the 2% stock dividend declared March 14, 2006. On April 24, 2007, the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors.

Stock option compensation expense is the estimated fair value of options granted, and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. There were no options granted in 2008. The weighted average estimated fair value of stock options granted in the twelve months ended December 31, 2007 and 2006 was $3.76 and $3.88, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007 and 2006: option term until exercise of 10 years, expected volatility of 19.56% and 17.86%, risk-free interest rates of 4.66% and 4.43%, and expected dividend yields of 2.74% and 2.66%, respectively. Expected volatility is based on the historic volatility of the company’s stock price over the expected life of the options. We have determined that the expected term for options is their contractual life of 10 years. The risk-free interest rate is the U. S. Treasury zero-coupon issue with a remaining term equal to the expected term of the options granted. The dividend yield is estimated as the ratio of the company’s historical dividends paid per share of common stock to the stock price on the date of grant.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-10). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The company adopted SFAS 159 effective January 1, 2008. The company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). The standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the company’s consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS 161 is effective for the company on January 1, 2009 and is not expected to have a material impact on the company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R). FSP 142-3 is effective for the company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP 142-3 is not expected to have a material impact on the company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the company on December 31, 2008 and are not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the company’s financial condition, results of operations or cash flows.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2. Securities

There were no securities held to maturity as of December 31, 2008 and 2007.

The amortized cost and fair value of securities available for sale as of December 31, 2008 and 2007 (in thousands) are as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$23 996	$493	$ - -	$24 489
State and municipal obligations	3 132	8	(151)	2 989
	$27 128	$501	$(151)	$27 478

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$36 471	$246	$(16)	$36 701
State and municipal obligations	2 868	5	(2)	2 871
	$39 339	$251	$(18)	$39 572

The amortized cost and fair value of the securities available for sale as of December 31, 2008 (in thousands), by contractual maturity, are shown below:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5 645	$5 747
Due after one year through five years	19 377	19 768
Due after five years	2 106	1 963
	$27 128	$27 478

There were no sales of securities available for sale during 2008 or 2007.

Note 2. Securities (Continued)

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 9 accounts in the consolidated portfolio that have losses at December 31, 2008. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity or recovery of value; therefore, the gross unrealized losses are considered temporary as of December 31, 2008.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2008 and 2007 (in thousands).

	December 31, 2008
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$2 077	$(151)	$ - -	$ - -	$2 077	$(151)

	December 31, 2007
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government agencies	$ - -	$ - -	$4 984	$(16)	$4 984	$(16)
State and municipal obligations	469	(1)	371	(1)	840	(2)
	$469	$(1)	$5 355	$(17)	$5 824	$(18)

Securities with a carrying value of $18.4 million and $25.6 million at December 31, 2008 and 2007 were pledged to secure public funds and other balances as required by law.

Note 3. Loans and Related Party Transactions

The loan portfolio is composed of the following:

December 31
	2008	2007
(in thousands)
Mortgage loans on real estate:
Construction and land development	$65 643	$55 042
Secured by farm land	1 380	1 328
Secured by 1-4 family residential	97 064	98 864
Secured by multifamily residential	1 937	1 749
Secured by nonfarm nonresidential	58 332	47 726
Commercial loans (except those secured by real estate)	9 671	4 987
Consumer loans	11 970	14 718
All other loans	457	193
Total loans	$246 454	$224 607
Less: allowance for loan losses	4 079	2 779
	$242 375	$221 828

Note 3. Loans and Related Party Transactions (Continued)

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $457 thousand and $193 thousand, respectively.

Loans to directors and executive officers of the company or to their associates at December 31, 2008 and 2007 totaled $3.1 million and $2.8 million, respectively. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. During 2008, total principal additions were $963 thousand and total principal payments were $725 thousand.

Note 4. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Balances at beginning of year	$2 779	$2 423	$2 161
Provision charged to operating expense	2 934	678	331
Recoveries added to the allowance	199	182	138
Loan losses charged to the allowance	(1 833)	(504)	(207)
Balances at end of year	$4 079	$2 779	$2 423

The following is a summary of information pertaining to impaired loans as of December 31 for each of the years presented (in thousands):

	2008	2007
Impaired loans without a valuation allowance	$7 469	$3 157
Impaired loans with a valuation allowance	4 245	2 656
Total impaired loans	$11 714	$5 813
Valuation allowance related to impaired loans	$1 302	$636
Total nonaccrual loans	$2 669	$1 584
Total loans past due ninety days or more and still accruing	$1 263	$21

	2008	2007	2006
Average investment in impaired loans	$7 770	$1 163	$	- -
Interest income recognized on impaired loans	$471	$48	$	- -
Interest income recognized on a cash basis on impaired loans	$4	$ - -	$	- -

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2008 and 2007 totaled $607 thousand and $517 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $36 thousand in 2008 and $3 thousand in 2007.

Note 5. Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2008	2007
(in thousands)
Premises and improvements	$8 676	$6 614
Furniture and equipment	4 539	4 393
	$13 215	$11 007
Less accumulated depreciation	5 200	4 770
	$8 015	$6 237

Depreciation included in operating expense for 2008, 2007 and 2006 was $532 thousand, $568 thousand and $582 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $31.8 million and $28.2 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of all time deposits (in thousands) are as follows:

2009	$70 484
2010	18 130
2011	18 368
2012	5 550
2013	2 800
$115 332

Brokered deposits (all in the form of certificates of deposit) totaled $9.6 million and $3.4 million at December 31, 2008 and 2007, respectively.

Deposits of the company’s directors, executive officers and associates totaled $1.6 million and $1.4 million at December 31, 2008 and 2007, respectively.

Deposits of one public funds entity exceed 5% of the bank’s total deposits.

Note 7. Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase.

Short-term borrowings totaled $8.4 million and $12.5 million as of December 31, 2008 and 2007, respectively, in securities sold under agreements to repurchase through secured transactions with customers.

During 2008, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank, five year loan, with an original balance of $5 million and monthly payments of interest and principal with an interest rate of 4.61%. The seven year loan with Federal Home Loan Bank with an original balance of $2.5 million was paid off in June 2008.

Principal payments on the note are due as follows:

2009	$921
2010	964
2011	1 009
2012	1 057
2013	825
$4 776

Note 7. Borrowings (Continued)

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $135 million at December 31, 2008.

Note 8. Employee Benefit Plans

The company sponsors a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the employer to withhold up to the amount allowed by law each calendar year. The employer may make a discretionary matching contribution each plan year. The employer may also make other discretionary contributions to the plan. The company made 401(k) matching contributions of $100 thousand, $92 thousand and $56 thousand in 2008, 2007 and 2006, respectively.

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

The company has entered into contracts with three retirees where the company agrees to pay the participants’ beneficiaries $50,000 upon the participants’ death. The present value of this postretirement benefit has been accrued as of December 31, 2008 in the amount of $127 thousand. While these liabilities are unfunded, life insurance has been obtained by the company to help offset these payments.

Note 8. Employee Benefit Plans (Continued)

Obligations and funded status:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008		2007
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$6 374	$6 148		$536		$515
Service cost	344	254		12		11
Interest cost	474	362		30		30
Actuarial (gain) loss	514	(144)		(6)		- -
Benefits paid	(305)	(246)		(25)		(20)
Benefit obligation, ending	$7 401	$6 374		$547		$536

Change in plan assets:
Fair value of plan assets, beginning	$5 303	$4 622	$	- -	$	- -
Actual return on plan assets	(1 457)	442		- -		- -
Employer contributions	485	485		25		20
Benefits paid	(305)	(246)		(25)		(20)
Fair value of plan assets, ending	$4 026	$5 303	$	- -	$	- -

Funded status at end of year	$(3 375)	$(1 071)		$(547)		$(536)
Unrecognized net (gain)	- -	- -		(53)		(47)
Unrecognized transition asset	- -	- -		105		122

Accounts recognized on consolidated balance sheet as:
Accrued benefit liabilities	$(3 375)	$(1 071)		$(495)		$(461)

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss (gain)	$3 255	$936		$(53)		$(47)
Transition liability	- -	- -		104		122
Deferred tax asset	(1 107)	(318)		(17)		(26)
	$2 148	$618		$34		$49

The accumulated benefit obligation for the defined benefit pension plan was $7.4 million and $5.9 million at December 31, 2008 and 2007, respectively.

Note 8. Employee Benefit Plans (Continued)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive (loss):

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007		2006
	(in thousands)			(in thousands)
Components of net periodic benefit cost:
Service cost	$301	$254	$274	$12		$11	$10
Interest cost	410	362	323	30		30	30
Expected return on plan assets	(313)	(356)	(331)	- -		- -	- -
Amortization of net obligation at transition	- -	- -	- -	17		17	18
Recognized actuarial loss	71	40	35	- -		- -	- -
Net periodic benefit cost	$469	$300	$301	$59		$58	$58

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Net loss (gain)	$2 319	$(274)	N/A	$(6)	$	- -	N/A
Transition liability	- -	- -	N/A	(18)		(17)	N/A
Deferred tax	(789)	91	N/A	9		6	N/A
Total recognized in accumulated other comprehensive loss	$1 530	$(183)	N/A	$(15)		$(11)	N/A
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1 999	$117	N/A	$44		$47	N/A

				Year Ended December 31
				2008	2007		2006
Adjustment to retained earnings due to change in measurement date:
Service cost				$42	$	N/A	$ N/A
Interest cost				64		N/A	N/A
Expected return on plan assets				(66)		N/A	N/A
Deferred tax benefit				(16)		N/A	N/A
Amortization of loss				7		N/A	N/A

Net period benefit cost				$31		N/A	N/A

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year approximates $71 thousand. The estimated unrecognized transition liability for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $17 thousand.

Note 8. Employee Benefit Plans (Continued)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	6.00%	7.50%	8.00%	- -	- -	- -
Rate of compensation increase	3.50%	4.50%	4.00%	3.00%	3.00%	3.00%

Weighted-average assumptions used to
determine benefit obligations:
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	3.50%	4.50%	4.00%	3.00%	3.00%	3.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2008 and October 31, 2007 (the plan’s valuation date), by asset category are as follows:

	Plan Assets at
	December 31	October 31
	2008	2007
Asset Category
Equities	57%	61%
Fixed income/cash	43%	39%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 60% equities and 40% fixed income/cash. The trust fund allocation is reviewed on a quarterly basis and rebalanced back to the original weighting if the actual weighting varies by at least 5% from the target allocation. The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

There is no company common stock included in the equity securities of the pension plan at December 31, 2008 and 2007.

Note 8. Employee Benefit Plans (Continued)

Cash Flow

The company expects to contribute $1 million to its pension plan in 2009 and $26 thousand to its postretirement plan in 2009.

The following benefit payments, which reflect future service, are expected to be paid:

		Other
		Postretirement
	Pension Benefits	Benefits
	(in thousands)
2009	$285	$26
2010	286	27
2011	291	28
2012	338	30
2013	340	31
2014-2019	2 213	174

For measurement purposes, a 7.10%, 7.35% and 7.60% annual rate of increase in per capita health care costs of covered benefits was assumed for 2008, 2007 and 2006, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$60	$(53)
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	3	(4)

Note 9. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	2008		2007		2006
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)		(in thousands)		(in thousands)
Basic earnings per share	3 402	$.55	3 423	$1.03	3 455	$1.17

Effect of dilutive securities:
Stock options	2		8		13

Diluted earnings per share	3 404	$.55	3 431	$1.03	3 468	$1.16

Shares outstanding have been restated to reflect the 2% stock dividend in 2006.

Stock options for 132,620, 120,534 and 83,811 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006, respectively, because they were anti-dilutive.

Note 10. Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company. This plan permits the issuance of incentive stock options and non-qualified stock options. The plan authorizes the issuance of up to 183,600 shares of common stock (shares have been restated to reflect the 2% stock dividend declared March 14, 2006). In 2007, the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors.

A summary of option activity under the plan as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life in Years	(in thousands)
Outstanding at beginning of year	151 116	$14.77
Granted	- -	- -
Exercised	(2 040)	11.28
Forfeited	(16 456)	15.33
Outstanding at end of year	132 620	$14.75	7	$ - -
Exercisable at end of year	90 381	$14.41	6	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount changes based on changes in the market value of the company’s stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. The following table summarizes options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price
$11.28	27 184	5.0	$11.28	23 920	$11.28
14.00	35 819	6.0	14.00	27 169	14.00
17.25	37 787	7.0	17.25	23 774	17.25
15.60	31 830	8.0	15.60	15 518	15.60
	132 620			90 381

As of December 31, 2008, there was $97 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period. The unrecognized compensation expense has a weighted average life of two years.

Note 11. Income Taxes

The company files income tax returns in the U. S. Federal jurisdiction and the state of West Virginia. With few exceptions, the company is no longer subject to U. S. Federal, state and local income tax examinations by tax authorities for years prior to 2005.

The company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Deferred tax assets:
Reserve for loan losses	$1 229	$790
Accrued pension expense	1 148	438
Accrued postretirement benefits	229	208
Nonaccrual interest	80	17
Stock option expense	35	35
Home equity closing costs	64	72
Net loan origination fees	35	14
OREO expense	11	11
	$2 831	$1 585
Deferred tax liabilities:
Depreciation	$114	$122
Securities available for sale	119	79
	$233	$201

Net deferred tax assets	$2 598	$1 384

The provision for income taxes charged to operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	(in thousands)
Current tax expense	$1 327	$2 248	$2 496
Deferred tax expense (benefit)	(474)	(250)	(190)
	$853	$1 998	$2 306

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006 due to the following (in thousands):

	2008	2007	2006
Computed “expected” tax expense	$923	$1 880	$2 156
Increase (decrease) in income taxes resulting from:
Tax exempt income	(217)	(107)	(87)
State income taxes, net of federal income tax benefit	123	191	202
Other	24	34	35
	$853	$1 998	$2 306

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions. See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company has approximately $1 million in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2008.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2008 and 2007, the aggregate amounts of daily average required balances were approximately $300 thousand for each time period.

Note 13. Retained Earnings

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2008, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company without prior regulatory approval, totaled $3.5 million or 12.5% of the consolidated net assets.

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

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2008 and 2007 (in thousands) is as follows:

	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$48 726	$53 389
Standby letters of credit	2 467	3 294

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

Note 14. Financial Instruments With Off-Balance-Sheet Risk (Continued)

At December 31, 2008, the company had rate lock commitments to originate mortgage loans amounting to $1.1 million and mortgage loans held for sale in the amount of $329 thousand. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell the loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 15. Fair Value Measurements

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

At December 31, 2008 and 2007, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

Note 15. Fair Value Measurements (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$5 036	$5 036	$6 031	$6 031
Securities purchased under
agreements to resell and
federal funds sold	3 313	3 313	5 120	5 120
Securities available for sale	27 478	27 478	39 572	39 572
Loans, net	242 375	244 138	221 828	223 920
Loans held for sale	329	329	8 133	8 133
Accrued interest receivable	1 108	1 108	1 366	1 366

Financial liabilities:
Deposits	254 088	252 521	253 374	253 430
Securities sold under
agreements to repurchase	8 352	8 352	12 537	12 537
FHLB advances	4 776	5 034	212	212
Accrued interest payable	481	481	757	757

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

The company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the company has only partially applied SFAS 157. The items affected by FSP 157-2 include other real estate owned.

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Note 15. Fair Value Measurements (Continued)

Level 1	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Fair Value Measurements at December 31, 2008 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$27 478	$ - -	$27 478	$ - -

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of income.

Note 15. Fair Value Measurements (Continued)

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

The following table summarizes the company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at December 31, 2008
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Input	Input
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$2 943	$ - -	$2 943	$ - -

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

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Note 16. Regulatory Matters (Continued)

The company’s and the bank’s actual capital amounts and ratios are also presented in the table.

			Minimum
			Capital		Minimum To Be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$32 775	13.63%	$19 238	8.0%	N/A	N/A
Bank of Charles Town	$31 423	13.14%	$19 133	8.0%	$23 917	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$29 756	12.37%	$9 619	4.0%	N/A	N/A
Bank of Charles Town	$28 420	11.88%	$9 567	4.0%	$14 350	6.0%
Tier 1 capital (to average assets):
Consolidated	$29 756	9.85%	$12 081	4.0%	N/A	N/A
Bank of Charles Town	$28 420	9.45%	$12 030	4.0%	$15 038	5.0%

As of December 31, 2007:
Total capital (to risk-weighted assets):
Consolidated	$32 308	14.23%	$18 161	8.0%	N/A	N/A
Bank of Charles Town	$31 814	14.04%	$18 124	8.0%	$22 656	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$29 529	13.01%	$9 081	4.0%	N/A	N/A
Bank of Charles Town	$29 035	12.82%	$9 062	4.0%	$13 593	6.0%
Tier 1 capital (to average assets):
Consolidated	$29 529	9.99%	$11 818	4.0%	N/A	N/A
Bank of Charles Town	$29 035	9.84%	$11 799	4.0%	$14 749	5.0%

Note 17. Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2008 and 2007
(in thousands)

	2008	2007
ASSETS
Cash	$48	$36
Investment in subsidiary	26 468	28 521
Other assets	1 288	458

Total Assets	$27 804	$29 015

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Common stock	$3 672	$3 672
Surplus	3 851	3 771
Undivided profits	25 070	24 787
Accumulated other comprehensive (loss)	(1 952)	(514)
	$30 641	$31 716
Less cost of shares acquired for the treasury	2 837	2 701
Total Stockholders’ Equity	$27 804	$29 015

Total Liabilities and Stockholders’ Equity	$27 804	$29 015

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Income
Dividends from subsidiary	$2 582	$1 942	$1 905
Interest income	3	1	1
Total Income	$2 585	$1 943	$1 906

Expenses
Stock-based compensation expense	$70	$110	$112
Other professional fees	43	57	39
Other operating expenses	58	65	56
Total Expenses	$171	$232	$207

Income before Income Tax (Benefit) and
Equity in Undistributed Income of Subsidiary	$2 414	$1 711	$1 699

Income Tax (Benefit)	(32)	(56)	(51)

Income before Equity in Undistributed
Income of Subsidiary	$2 446	$1 767	$1 750

Equity in Undistributed (Loss) Income of Subsidiary	(584)	1 763	2 285

Net Income	$1 862	$3 530	$4 035

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1 862	$3 530	$4 035
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed loss (income) of
subsidiary	584	(1 763)	(2 285)
Stock-based compensation expense	70	110	112
(Increase) in other assets	(830)	(24)	(153)

Net cash provided by operating activities	$1 686	$1 853	$1 709

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(1 548)	$(1 420)	$(1 295)
Purchase of treasury shares	(149)	(422)	(429)
Sale of treasury shares	23	- -	- -

Net cash (used in) financing activities	$(1 674)	$(1 842)	$(1 724)

Increase (decrease) in cash and cash
equivalents	$12	$11	$(15)

CASH AND CASH EQUIVALENTS
Beginning	36	25	40
Ending	$48	$36	$25

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

     In order to ensure that the company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-8 of the Proxy Statement dated April 8, 2009, for the May 19, 2009 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 15 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	50	Employed by bank as of 1/1/01 as President and CEO.

David W. Irvin	Executive Vice President 2004	45	Employed at bank from 2001 to present as Commercial Loan Division Manager.

Gayle Marshall Johnson	Sr. Vice President & Chief Financial Officer 1994	59	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990. Sr. Vice President since 2005.

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

Item 11. Executive Compensation.

     The information contained on pages 10-14 of the Proxy Statement dated April 8, 2009, for the May 19, 2009 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 9-10 of the Proxy Statement dated March 31, 2009, for the May 19, 2009 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
2003 Stock Incentive Plan
amended by shareholders
April 24, 2007	132,620	$14.75	298,940

Item 13. Certain Relationships and Related Transactions.

     The information contained on page 14 of the Proxy Statement dated April 8, 2009, for the May 19, 2009 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information contained on pages 6-7 of the Proxy Statement dated April 8, 2009, for the May 19, 2009 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

          3.3 Amended and Restated Bylaws of Potomac Bancshares, Inc. and subsequent amendments thereto.*

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

          14.1 Code of Ethics (for all employees)*

          14.2 Code of Ethics for Senior Financial Officers*

          21 Subsidiaries of the Registrant*

          23.1 Consent of Independent Registered Public Accounting Firm *

          31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer*

          31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer*

          32.1 Section 1350 Certification of Chief Executive Officer*

          32.2 Section 1350 Certification of Chief Financial Officer*

          99.1 Proxy Statement for the 2009 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

                    * Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 31, 2009
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 31, 2009
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ Dr. Keith Berkeley	March 31, 2009
Dr. Keith Berkeley, Director

By	/s/ J. Scott Boyd	March 31, 2009
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 31, 2009
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 31 2009
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 31, 2009
Margaret Cogswell, Director

By	/s/ Mary Clare Eros	March 31, 2009
Mary Clare Eros, Director

By	/s/ William R. Harner	March 31, 2009
William R. Harner, Director

By	/s/ Barbara H. Pichot	March 31, 2009
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 31, 2009
John C. Skinner, Jr., Director

By	/s/ C. Larry Togans	March 31, 2009
C. Larry Togans, Director