Form 10-K/A
period 2008-12-31
POTOMAC BANCSHARES INC
filed 2009-04-30
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, $1.00 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

AMENDMENT NO. 1

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) to amend Items 10, 11, 12, 13 and 14 to reflect the date of the Proxy Statement as April 15, 2009. No other items are being amended except as described in this Explanatory Note and this Amendment does not modify or update the disclosures in our 2008 Form 10-K. Therefore, this Amendment does not reflect any events that occurred after the original March 31, 2009 filing date of the 2008 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2008 Form 10-K that we filed on March 31, 2009.

Pursuant to Rules 12b-15 and 13a-14 of the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive officer and our chief financial officer.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information contained on pages 7-8 of the Proxy Statement dated April 15, 2009, for the May 19, 2009 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 15 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

The bank has adopted a Code of Ethics that applies to all employees, including Potomac’s and the bank’s chief executive officer and chief financial officer and other senior officers. Additionally, there is a Code of Ethics for Senior Financial Officers which applies to Potomac’s and the bank’s chief executive officer and chief financial officer. These Codes of Ethics are incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission, File No. 0-24958. If we make any substantive amendments to this code or grant any waiver from a provision of the code to our chief executive officer or chief financial officer, we will disclose the amendment or waiver in a report on Form 8-K.

Item 11.	Executive Compensation.

The information contained on pages 10-14 of the Proxy Statement dated April 15, 2009, for the May 19, 2009 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained on pages 9-10 of the Proxy Statement dated April 15, 2009, for the May 19, 2009 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

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

The information contained on page 14 of the Proxy Statement dated April 15, 2009, for the May 19, 2009 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on pages 6-7 of the Proxy Statement dated April 15, 2009, for the May 19, 2009 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

(a) (3) Exhibits. See below.

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

3.3 Amended and Restated Bylaws of Potomac Bancshares, Inc. and subsequent amendments thereto incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission, File No. 0-24958.

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

14.1 Code of Ethics (for all employees) incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission, File No. 0-24958.

14.2 Code of Ethics for Senior Financial Officers incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission, File No. 0-24958.

21 Subsidiaries of the Registrant incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission, File No. 0-24958.

23.1 Consent of Independent Registered Public Accounting Firm incorporated by reference from Potomac’s Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission, File No. 0-24958.

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

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	April 30, 2009
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	April 30, 2009
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

5