Form 10-Q
period 2009-03-31
POTOMAC BANCSHARES INC
filed 2009-05-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

3,390,178 as of May 1, 2009

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

March 31, 2009

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the United States government’s plan to purchase large amounts of illiquid mortgage-backed and other securities from financial institutions may not be effective, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of the December 31, 2008 Form 10-K. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) March 31 2009	December 31 2008
Assets:
Cash and due from banks	$9 087	$3 754
Interest-bearing deposits in other financial institutions	472	1 282
Federal funds sold	6 000	3 313
Securities available for sale, at fair value	32 335	27 478
Loans held for sale	480	329
Loans, net of allowance for loan losses of $4,878 and $4,079, respectively	239 950	242 375
Premises and equipment, net	8 587	8 015
Other real estate owned	1 689	1 644
Accrued interest receivable	1 129	1 108
Federal Home Loan Bank of Pittsburgh Stock	737	725
CFSI stock	—	117
Other assets	10 274	10 241

Total Assets	$310 740	$300 381

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$25 135	$25 469
Interest-bearing	238 809	228 619

Total Deposits	263 944	254 088
Securities sold under agreements to repurchase and federal funds purchased	11 311	8 352
Federal Home Loan Bank advances	4 550	4 776
Accrued interest payable	505	481
Other liabilities	3 520	4 880

Total Liabilities	$283 830	$272 577

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 863	3 851
Undivided profits	24 254	25 070
Accumulated other comprehensive (loss), net	(2 013)	(1 952)

	$29 776	$30 641

Less cost of shares acquired for the treasury, 2009, 281,513 shares; 2008, 278,086 shares	2 866	2 837

Total Stockholders’ Equity	$26 910	$27 804

Total Liabilities and Stockholders’ Equity	$310 740	$300 381

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$3 522	$4 073
Interest on securities available for sale - taxable	243	411
Interest on securities available for sale - nontaxable	34	27
Interest on federal funds sold	2	128
Other interest and dividends	9	32

Total Interest and Dividend Income	$3 810	$4 671

Interest Expense:
Interest on deposits	$1 293	$1 827
Interest on securities sold under agreements to repurchase and federal funds purchased	38	78
Federal Home Loan Bank advances	54	2

Total Interest Expense	$1 385	$1 907

Net Interest Income	$2 425	$2 764

Provision for Loan Losses	1 577	153

Net Interest Income after Provision for Loan Losses	$848	$2 611

Noninterest Income:
Trust and financial services	$175	$245
Service charges on deposit accounts	495	560
Fee income on secondary market loans	52	26
Gain (loss) on sale of other real estate	53	(38)
Visa/MC fees	127	125
Cash surrender value of life insurance	58	61
Other operating income	62	71

Total Noninterest Income	$1 022	$1 050

Noninterest Expenses:
Salaries and employee benefits	$1 251	$1 319
Net occupancy expense of premises	132	147
Furniture and equipment expenses	220	219
Advertising and marketing	50	71
Printing, stationery and supplies	75	47
Foreclosed property expense	179	(2)
ATM and check card expenses	95	74
Impairment loss on CFSI stock	117	—
Other operating expenses	507	408

Total Noninterest Expenses	$2 626	$2 283

(Loss) Income before Income Tax Expense	$(756)	$1 378
Income Tax (Benefit) Expense	(338)	487

Net (Loss) Income	$(418)	$891

(Loss) Earnings Per Share, basic	$(.12)	$.26

(Loss) Earnings Per Share, diluted	$(.12)	$.26

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income/(Loss)	Total
Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015

Comprehensive income
Net income	—	—	891	—	—	$891	891
Other comprehensive gain: unrealized holding gains arising during the period (net of tax, $133)	—	—	—	—	258	258	258

Total comprehensive income						$1 149

Purchase of treasury shares:
3,000 shares	—	—	—	(39)	—		(39)

Stock-based compensation expense	—	16	—	—	—		16

Cash dividends ($.11 per share)	—	—	(375)	—	—		(375)

Balances, March 31, 2008	$3 672	$3 787	$25 303	$(2 740)	$(256)		$29 766

Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

Comprehensive (loss)
Net (loss)	—	—	(418)	—	—	$(418)	(418)
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $31)	—	—	—	—	(61)	(61)	(61)

Total comprehensive (loss)						$(479)

Purchase of treasury shares:
3,427 shares	—	—	—	(29)	—		(29)

Stock-based compensation expense	—	12	—	—	—		12

Cash dividends ($.12 per share)	—	—	(398)	—	—		(398)

Balances, March 31, 2009	$3 672	$3 863	$24 254	$(2 866)	$(2 013)		$26 910

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 2009	March 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(418)	$891
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Provision for loan losses	1 577	153
Depreciation	128	127
Discount accretion and premium amortization on securities, net	21	(17)
(Gain) loss on sale of other real estate	(53)	31
Stock-based compensation expense	12	16
Proceeds from sale of loans	2 313	1 642
Origination of loans for sale	(2 464)	(6 770)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(21)	69
Decrease (increase) in other assets	106	(885)
Increase (decrease) in accrued interest payable	24	(153)
(Decrease) increase in other liabilities	(1 360)	1 144

Net cash used in operating activities	$(135)	$(3 752)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$2 000	$—
Proceeds from call of securities available for sale	5 000	10 000
Purchase of securities available for sale	(11 972)	(6 003)
Net increase in loans	(1 237)	(1 717)
Purchases of premises and equipment	(700)	(456)
Proceeds from sale of other real estate	2 093	399

Net cash (used in) provided by investing activities	$(4 817)	$2 223

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest-bearing deposits	$(334)	$(173)
Net increase in interest-bearing deposits	10 190	19 087
Net proceeds (repayment) of securities sold under agreements to repurchase and federal funds purchased	2 959	(2 885)
Net repayment of Federal Home Loan Bank advances	(226)	(105)
Purchase of treasury shares	(29)	(39)
Cash dividends	(398)	(375)

Net cash provided by financing activities	$12 162	$15 510

Increase in cash and cash equivalents	$7 210	$13 981

CASH AND CASH EQUIVALENTS
Beginning	8 349	11 151

Ending	$15 559	$25 132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 361	$2 060

Income taxes	$—	$48

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$92	$391

Loans transferred to other real estate owned	$2 085	$46

Loans made on sale of other real estate owned	$448	$—

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and December 31, 2008, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2009 and 2008. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2008. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the “company”) and its wholly-owned subsidiary, Bank of Charles Town (the “bank”), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.	The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003, which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. On April 24, 2007, the stockholders approved an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first and only stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

Incremental stock-based compensation expense recognized for the three month periods ending March 31, 2009 and 2008 was $12 thousand and $16 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first quarters of 2009 and 2008.

Stock option plan activity for the three months ended March 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2009	132 620	$14.75
Granted	—	—
Exercised	—	—
Canceled or expired	(272)	16.34

Options outstanding, March 31, 2009	132 348	14.75	6	$—

Options exercisable, March 31, 2009	106 447	14.46	6	$—

As of March 31, 2009 there was $85 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	The amortized cost and fair value of securities available for sale as of March 31, 2009 and December 31, 2008 (in thousands) are as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$28 246	$365	$(4)	$28 607
State and municipal obligations	3 832	28	(132)	3 728

	$32 078	$393	$(136)	$32 335

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$23 996	$493	$—	$24 489
State and municipal obligations	3 132	8	(151)	2 989

	$27 128	$501	$(151)	$27 478

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are eight accounts in the consolidated portfolio that have losses at March 31, 2009. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity or recovery of value; therefore, the gross unrealized losses are considered temporary as of March 31, 2009.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2009 and December 31, 2008 (in thousands).

	March 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$4 169	$(4)	$—	$—	$4 169	$(4)
State and municipal obligations	1 694	(132)	—	—	1 694	(132)

Total	$5 863	$(136)	$—	$—	$5 863	$(136)

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal obligations	$2 077	$(151)	$—	$—	$2 077	$(151)

4.	The loan portfolio, stated at face amount, is composed of the following:

	March 31 2009	December 31 2008
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$65 920	$65 643
Secured by farmland	1 328	1 380
Secured by 1-4 family residential	97 392	97 064
Secured by multifamily residential	1 912	1 937
Secured by nonfarm nonresidential	58 966	58 332
Commercial and industrial loans (except those secured by real estate)	8 169	9 671
Consumer loans	10 806	11 970
All other loans	335	457

Total loans	$244 828	$246 454
Less: allowance for loan losses	4 878	4 079

	$239 950	$242 375

5.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 2009	December 2008	March 2008
Balance at beginning of period	$4 079	$2 779	$2 779

Provision charged to operating expense	1 577	2 934	153
Recoveries added to the allowance	81	199	52
Loan losses charged to the allowance	(859)	(1 833)	(101)

Balance at end of period	$4 878	$4 079	$2 883

6.	The following is a summary of information pertaining to impaired loans at March 31, 2009 and December 31, 2008 (in thousands):

	March 2009	December 2008
Impaired loans without a valuation allowance	$3 903	$7 469
Impaired loans with a valuation allowance	5 085	4 245

Total impaired loans	$8 988	$11 714

Valuation allowance related to impaired loans	$2 101	$1 302

Total nonaccrual loans	$2 771	$2 669

Average investment in impaired loans	$8 405	$7 770

Interest income recognized on impaired loans	$73	$471

Interest income recognized on a cash basis on impaired loans	$—	$4

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at March 31, 2009 and December 31, 2008 totaled $1.49 million and $607 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $67 thousand for the first quarter of 2009 and $36 thousand in 2008.

7.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31 2009	March 31 2008	March 31 2009	March 31 2008
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$75	$64	$3	$3
Interest cost	103	90	8	8
Expected return on plan assets	(79)	(89)	—	—
Amortization of net obligation at transition	—	—	4	4
Recognized net actuarial loss	18	10	—	—

Net periodic benefit cost	$117	$75	$15	$15

Employer Contribution

The company anticipates the 2009 contribution for the pension plan will approximate $1.1 million. The company has made payments of $668 thousand as of March 31, 2009. The company has made payments of $6 thousand for the other postretirement benefit plans for the first three months of 2009 and anticipates remaining payments for 2009 to total $20 thousand.

8.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on March 31, 2009 and March 31, 2008 earnings per share.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 391 549	$(.12)	3 405 005	$.26

Effect of dilutive securities: Stock options	—		2 644

Diluted earnings per share	3 391 549	$(.12)	3 407 649	$.26

For the quarter ended March 31, 2009, stock options representing 132,348 shares and for the quarter ended March 31, 2008, stock options representing 120,534 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

9.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2009:

Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$32 335	$—	$32 335	$—

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

The following describes the valuation techniques used by the company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of income.

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

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

The following table summarizes the company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at March 31, 2009
Description	Balance as of March 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Impaired Loans	$2 984	$—	$2 984	$—
OREO	1 689	—	1 689	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FINANCIAL OVERVIEW

The bank continues to operate on the assumption that 2009 will be as challenging as 2008. Although there are glimpses of hope that the economy is reaching a “bottom”, management believes recovery will be a slow process compared to the period of economic growth experienced during the first five years of the current decade. For the most part, we face the same issues as in 2008 with varying degrees of change. Liquidity, tightening credit and the local housing market continue to be key issues for the bank’s decision makers.

Fortunately, the liquidity of the bank has not been an issue outside of the need to monitor the bank’s level of liquidity. The asset liability committee monitors liquidity on a quarterly basis and management has developed a tool to monitor liquidity on a weekly basis to avoid any concerns that may arise during the interim. Although the level has fluctuated, management is confident our liquidity level is adequate to meet the needs of our customers. The Smart checking account (an account that pays a higher rate of interest if certain electronic usage criteria are met) and an overall return to savings in the general customer base have provided an increase in deposits for the current quarter. In addition, management has made a conscious effort to become more liquid in response to the current economy. We are keeping more cash in accounts at our correspondent banks and in order to keep our investments in the bond market as liquid as possible, we have encouraged our municipal customers to allow the bank to use alternative methods (as allowable by law) to collateralize their deposits rather than pledging investments.

To date, the bank’s ability to borrow has not been affected by the tightening credit market. We test credit lines quarterly to insure that our ability to borrow remains at an adequate level. As part of a risk management strategy, management is investigating additional options for borrowing in the future. Although we do not foresee exhausting our current sources of funding, management believes it is important to have additional options should one or more of our current sources of funding have issues that would reduce or eliminate our ability to borrow through no fault of the bank.

Although the housing industry continues to play a large part in the bank’s commercial lending, lenders have made efforts to expand the commercial customer base outside of construction lending. Our affiliation with BlueRidge Bank in Frederick, MD has provided some additional resources and continues to be a pipeline to a market in which we do not have a branch location. There is also hope that the housing market will stabilize sooner than previously expected. However, bank management remains cautiously optimistic and is keenly aware that recovery in this sector will be a slow process and will not return to the levels experienced in 2000 through 2005 for some time to come.

Total assets have increased $10.4 million or 3.5% from the December 2008 total of $300.4 million to $310.8 million at March 31, 2009. Federal funds sold increased approximately $2.7 million as a result of deposit growth. Cash and due from banks increased approximately $5.3 million. Securities have increased approximately $4.9 million. The increases to cash and due from banks and securities had to do with timing and liquidity planning. Cash is being kept in checking accounts with correspondents that participate in the temporary liquidity guarantee program as these funds are guaranteed versus investing in overnight funds that are not guaranteed. The security increase was the result of replacing securities in the first quarter of 2009 that had matured or been called in 2008.

Total deposits have increased $9.9 million or 3.9% at March 31, 2009 compared to December 31, 2008. Noninterest-bearing deposits have decreased 1.3% and interest-bearing deposits have increased 4.5% during the first quarter of 2009. Some of the increase in interest bearing deposits can be attributed to the new Smart checking accounts introduced in December 2008. The purchase of an additional $2.1 million in brokered CDs and small increases in other interest bearing accounts make up the rest of the increase in interest bearing deposits.

The March 31, 2009 annualized (loss) return on average assets is (.55) % compared to .61% at December 31, 2008. At March 31, 2009 the annualized (loss) return on average equity is (6.02) % compared to 6.18% at December 31, 2008. The Tier 1 capital to average assets ratio (leverage capital ratio) is 9.54% at March 31, 2009 compared to 9.85% at December 31, 2008. The Tier 1 capital to total risk weighted assets ratio is 12.01% at March 31, 2009 compared to 12.37% at December 31, 2008. The total capital to risk weighted assets ratio is 13.27% at March 31, 2009 compared to 13.63% at December 31, 2008. All capital ratios are within the regulatory guidelines.

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

	March 31 2009	December 31 2008	March 31 2008
Balance at beginning of period	$4 079	$2 779	$2 779
Charge-offs:
Commercial, financial and agricultural	—	21	—
Real estate – construction	662	269	21
Real estate – mortgage	107	1 102	—
Consumer	90	441	80

Total charge-offs	859	1 833	101

Recoveries:
Commercial, financial and agricultural	5	—	—
Real estate – construction	—	—	—
Real estate – mortgage	1	17	—
Consumer	75	182	52

Total recoveries	81	199	52

Net charge-offs	778	1 634	49
Provision charged to operations	1 577	2 934	153

Balance at end of period	$4 878	$4 079	$2 883

Ratio of net charge-offs during the period to average loans outstanding during the period	.32%	.70%	.02%

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The majority of the current nonaccrual loans as shown in the chart below are in the process of collection. Management expects the collateral securing the loans will be liquidated in the second or third quarter of 2009. Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	March 31, 2009	March 31, 2008
Nonaccrual loans	$2 771	$4 052
Restructured loans	—	—
Foreclosed properties	1 689	46

Total nonperforming assets	$4 460	$4 098

Loans past due 90 days accruing interest	$250	$26

Allowance for loan losses to period end loans	1.99%	1.27%

Nonperforming assets to period end loans and foreclosed properties	1.81%	1.81%

At March 31, 2009, other potential problem loans total $7.6 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. As a result of the regular loan reviews management has decided to increase its loan loss reserve. This is reflected in the allowance for loan loss to period end loans ratio for the March quarter. The increase over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions. As stated earlier, the decline in the housing industry has affected the bank. Most of the loans foreclosed upon or currently in nonaccrual status are related to the housing industry. They include loans to consumers who can no longer afford to make their mortgage payments and commercial clients who have housing projects in various stages of completion that are not selling or cannot be completed due to lack of cash and/or borrowing capacity.

The details of the income statements for the three months ended March 31, 2009 and 2008 are highlighted below.

•

Net income in 2009 is 146.9% less than 2008 net income. The greatest factors contributing to this reduction are the additions to the provision for loan losses, expenses related to foreclosed properties and the decrease in interest rates.

•	At March 31, 2009, total interest and dividend income is down 18.4% compared to March 31, 2008 due to decreased interest rates and no dividends paid on stock holdings in the first quarter of 2009.

•

At March 31, 2009, interest expense was 27.4% below 2008 expense for the same time period. The decrease in expense is due to the decrease in interest rates and the lower overall amount of purchased federal funds.

•

Net interest income through March 31, 2009 has decreased 12.3% compared to March 31, 2008. Interest income and expense are somewhat skewed by our agreement with BlueRidge Bank during the first quarter of 2008. Both income and expense amounts for 2008 are slightly higher due to loan and deposit amounts that were eventually returned to BlueRidge Bank later in 2008 as a result of their chartering. Other contributing factors include the decrease in interest rates and interest expense on a new loan received from FHLB in September 2008.

•

Net interest margin at March 31, 2009 is 3.52%, down from the December 31, 2008 figure of 3.84% and March 31, 2008 figure of 3.82%. During the first three months of 2009, the overall average rate on loans dropped from 6.5% at December 31, 2008 to 5.8% at March 31, 2009. The overall rate on loans at March 31, 2008 was 6.95%. During this same period the overall average rate being paid on deposits decreased to 2.3% from 2.7% at December 31, 2008 and 3.07% at March 31, 2008.

Noninterest income decreased 2.7% for the three months ended March 31, 2009 compared to March 31, 2008. Some significant income items are listed here.

•

Service charges on deposit accounts have decreased 11.6% in 2009 over 2008. The bulk of this change is decrease in income from overdraft fees and return check charges. It appears that customers are paying more attention to their spending and incurring fewer fees.

•

Income from fiduciary activities has decreased 28.6% in 2009 over the same period in 2008. The majority of this decrease was due to a personnel change in the investment department which caused sales to be reduced significantly during the transition period.

Income decreases for the two items described directly above were offset by increases in secondary market fee income and a current gain on sale of other real estate compared to a loss at March 31, 2008.

•	Fee income from secondary market loans have increased 100% on the strength of refinancing and a buyer’s market for those that can afford to participate.

Noninterest expense increased about 15.0% for the three months ended March 31, 2009 compared to the same period in 2008. Some details are listed below.

•

Salaries and employee benefits for the first three months of 2009 have decreased 5.2% compared to the first three months of 2008. Some employees have not been replaced due to economic conditions and current staffing needs.

•

Occupancy expense has decreased 10.2 % due to a reduction in repairs and maintenance expense and rent expense. Rent expense decreased when, in 2008, the bank exercised its lease purchase option on the land on which our Martinsburg branch is located and closed our loan production office in Winchester, Virginia.

•

Advertising and marketing expenses have decreased 29.6% in 2009 compared to 2008. The conscious effort to reduce costs and the use of internal software to provide more cost effective advertising have contributed to this reduction in expense.

•	Printing, stationery and supplies expense increased 59.6%. This is due in part to a billing for the printing of marketing materials for the launch of the Smart checking account.

•

ATM and check card expenses have increased 28.4% in the first three months of 2009 compared to the same time period in 2008. The increase can be attributed to more use, in general, and more usage as one of the conditions of earning higher interest on Smart checking balances as well as the cost of reissue of quantities of cards that were compromised due to the nationwide “Heartland payment systems” fraud.

•

Foreclosed property expenses are significantly higher in March 2009 compared to March 2008 as foreclosures increased throughout the remainder of 2008 and are continuing in 2009. The rate of foreclosure of privately owned residential properties has slowed during the first quarter of 2009. However, we are starting to see commercial property foreclosures increase during the current quarter.

•

CFSI is the parent of Silverton Bank, N.A. Silverton was closed by the OCC on Friday, May 1, 2009. The FDIC has been named receiver. Silverton Bridge Bank, N.A. has been chartered by the OCC and controlled by the FDIC in order to liquidate the failed bank in orderly fashion. Management of Potomac believed it was prudent under these circumstances to write off the investment in CFSI as an impairment loss.

•

Other noninterest expenses have increased 24.3% at March 31, 2009 compared to March 31, 2008. There are few significant changes, but slight increases in many expenses. The few significant changes are detailed below.

•

External audit expense increased 29.4% in 2009 compared to 2008. The increase is due to increases in audit fees, an increase in areas needing specific audits on an annual basis, as well as timing of audit billings.

•

Other professional fees increased 25.6% in 2009 compared to 2008. The increase is due to payments for updated appraisals on property collateralizing loans. After March 31, 2009, these charges were reclassified to another general ledger account.

•	Postage expense has decreased 18. 6% compared to the first quarter of 2008. The increased use of E-statements by customers has contributed to this decrease as well as the timing of payments.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2009.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through March 31, 2009 net income as adjusted has used cash of $0.1 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and loan payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through March 31, 2009 is $4.8 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities as of March 31, 2009 is $12.2 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $130 million at multiple institutions including the Federal Home Loan Bank of Pittsburgh.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	NONE	—	280 126	65 942
February 1 through February 28	3 427	8.35	283 553	62 515
March 1 through March 31	NONE	—	283 553	62 515

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

POTOMAC BANCSHARES, INC.

Date:	May 14, 2009	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date:	May 14, 2009	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer