Form 10-Q
period 2009-06-30
POTOMAC BANCSHARES INC
filed 2009-08-14
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

3,390,178 as of August 5, 2009

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2009

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009 and 2008 and for the Six Months ended June 30, 2009 and 2008	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16 - 20

Item 4.	Controls and Procedures.	20

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 4.	Submission of Matters to a Vote of Security Holders.	21

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

Signatures		23

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, any additional assessments may be imposed by the FDIC, additional expenses to the provision for loan loss may be greater than anticipated, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of the December 31, 2008 Form 10-K. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)
	June 30 2009	December 31 2008
Assets:
Cash and due from banks	$4 947	$3 754
Interest-bearing deposits in other financial institutions	181	1 282
Federal funds sold	—	3 313
Securities available for sale, at fair value	38 229	27 478
Loans held for sale	1 000	329
Loans, net of allowance for loan losses of $3,819 and $4,079, respectively	233 122	242 375
Premises and equipment, net	8 764	8 015
Other real estate owned	5 566	1 644
Accrued interest receivable	999	1 108
Federal Home Loan Bank of Pittsburgh stock	737	725
CFSI stock	—	117
Other assets	10 538	10 241

Total Assets	$304 083	$300 381

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$27 667	$25 469
Interest-bearing	232 947	228 619

Total Deposits	260 614	254 088
Securities sold under agreements to repurchase and federal funds purchased	9 855	8 352
Federal Home Loan Bank advances	4 321	4 776
Accrued interest payable	474	481
Other liabilities	2 984	4 880

Total Liabilities	$278 248	$272 577

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 875	3 851
Undivided profits	23 221	25 070
Accumulated other comprehensive (loss), net	(2 067)	(1 952)

	$28 701	$30 641
Less cost of shares acquired for the treasury, 2009, 281,513 shares; 2008, 278,086 shares	2 866	2 837

Total Stockholders’ Equity	$25 835	$27 804

Total Liabilities and Stockholders’ Equity	$304 083	$300 381

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$3 509	$3 818	$7 031	$7 891
Interest on securities available for sale - taxable	254	380	497	791
Interest on securities available for sale - nontaxable	37	28	71	55
Interest on federal funds sold	1	70	3	198
Other interest and dividends	4	22	13	54

Total Interest and Dividend Income	$3 805	$4 318	$7 615	$8 989

Interest Expense:
Interest on deposits	$1 210	$1 581	$2 503	$3 408
Interest on securities sold under agreements to repurchase and federal funds purchased	38	61	76	139
Federal Home Loan Bank advances	52	2	106	4

Total Interest Expense	$1 300	$1 644	$2 685	$3 551

Net Interest Income	$2 505	$2 674	$4 930	$5 438

Provision for Loan Losses	1 560	276	3 137	429

Net Interest Income after Provision for Loan Losses	$945	$2 398	$1 793	$5 009

Noninterest Income:
Trust and financial services	$189	$200	$364	$445
Service charges on deposit accounts	539	608	1 034	1 168
Fee income on secondary market loans	56	26	108	54
Visa/MC Fees	140	136	267	261
Cash surrender value of life insurance	60	62	118	123
Miscellaneous income	3	242	3	242
Other operating income	60	60	175	91

Total Noninterest Income	$1 047	$1 334	$2 069	$2 384

Noninterest Expenses:
Salaries and employee benefits	$1 293	$1 201	$2 544	$2 520
Net occupancy expense of premises	141	127	273	274
Furniture and equipment expenses	247	238	467	457
Advertising and marketing	35	52	85	123
Impairment loss on CFSI stock	—	—	117	—
FDIC assessment	190	10	234	14
Printing, stationery and supplies	45	53	120	100
ATM and check card expenses	89	70	184	144
Foreclosed property expense	539	26	718	26
Other operating expenses	555	460	1 018	862

Total Noninterest Expenses	$3 134	$2 237	$5 760	$4 520

(Loss) Income before Income Tax Expense	$(1 142)	$1 495	$(1 898)	$2 873
Income Tax (Benefit) Expense	(508)	472	(846)	959

Net (Loss) Income	$(634)	$1 023	$(1 052)	$1 914

(Loss) Earnings Per Share, basic and diluted	$(.19)	$.30	$(.31)	$.56

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in thousands, except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income/(Loss)	Total
Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015

Comprehensive income
Net income	—	—	1 914	—	—	$1 914	1 914
Other comprehensive (loss):
unrealized holding (losses) arising during the period (net of tax, $73)	—	—	—	—	(141)	(141)	(141)

Total comprehensive income						$1 773

Purchase of treasury shares:
6,000 shares	—	—	—	(76)	—		(76)

Stock-based compensation expense	—	31	—	—	—		31

Cash dividends ($.22 per share)	—	—	(757)	—	—		(757)

Balances, June 30, 2008	$3 672	$3 802	$25 944	$(2 777)	$(655)		$29 986

Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

Comprehensive (loss)
Net (loss)	—	—	(1 052)	—	—	$(1 052)	(1 052)
Other comprehensive (loss):
unrealized holding (losses) arising during the period (net of tax, ($59))	—	—	—	—	(115)	(115)	(115)

Total comprehensive (loss)						$(1 167)

Purchase of treasury shares:
3,427 shares	—	—	—	(29)	—		(29)

Stock-based compensation expense	—	24	—	—	—		24

Cash dividends ($.24 per share)	—	—	(797)	—	—		(797)

Balances, June 30, 2009	$3 672	$3 875	$23 221	$(2 866)	$(2 067)		$25 835

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 2009	June 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1 052)	$1 914
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	3 137	429
Depreciation	272	259
Discount accretion and premium amortization on securities, net	61	(20)
(Gain) loss on sale of other real estate	(36)	60
Loss on disposal of fixed assets	5	—
Stock compensation expense	24	31
Proceeds from sale of loans	4 932	9 766
Origination of loans for sale	(5 603)	(2 809)
Changes in assets and liabilities:
Decrease in accrued interest receivable	109	184
(Increase) in other assets	(132)	(857)
(Decrease) in accrued interest payable	(7)	(214)
(Decrease) increase in other liabilities	(1 896)	96

Net cash (used in) provided by operating activities	$(186)	$8 838

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$4 500	$1 000
Proceeds from call of securities available for sale	8 000	11 000
Purchase of securities available for sale	(23 487)	(11 971)
Net (increase) in loans	(196)	(6 957)
Purchases of premises and equipment	(1 026)	(873)
Proceeds from sale of other real estate	2 426	572

Net cash (used in) investing activities	$(9 783)	$(7 229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$2 198	$(996)
Net increase in interest-bearing deposits	4 328	2 618
Net purchase (repayment) of securities sold under agreements to repurchase and federal funds purchased	1 503	(2 561)
Net (repayment) of Federal Home Loan Bank advances	(455)	(212)
Purchase of treasury shares	(29)	(76)
Cash dividends	(797)	(757)

Net cash provided by (used in) financing activities	$6 748	$(1 984)

(Decrease) in cash and cash equivalents	$(3 221)	$(375)

CASH AND CASH EQUIVALENTS
Beginning	8 349	11 151

Ending	$5 128	$10 776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2 692	$3 765

Income taxes	$41	$1 180

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(174)	$(213)

Loans transferred to other real estate owned	$6 013	$1 321

Loans made on sale of other real estate	$448	$—

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and December 31, 2008, the results of operations for the three months and six months ended June 30, 2009 and 2008, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2009 and 2008. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2008. The results of operations for the three month and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

Incremental stock-based compensation expense recognized for the six month periods ending June 30, 2009 and 2008 was $24 thousand and $31 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first six months of 2009 and 2008.

Stock option plan activity for the six months ended June 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2009	132 620	$14.75
Granted	—	—
Exercised	—	—
Canceled or expired	(1 146)	15.94

Options outstanding, June 30, 2009	131 474	14.74	6	$—

Options exercisable, June 30, 2009	105 573	14.45	6	$—

As of June 30, 2009 there was $73 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	The amortized cost and fair value of securities available for sale as of June 30, 2009 and December 31, 2008 (in thousands) are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U. S. Government agencies	$34 223	$360	$(71)	$34 512
State and municipal obligations	3 831	18	(132)	3 717

	$38 054	$378	$(203)	$38 229

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U. S. Government agencies	$23 996	$493	$—	$24 489
State and municipal obligations	3 132	8	(151)	2 989

	$27 128	$501	$(151)	$27 478

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are eight accounts in the consolidated portfolio that have losses at June 30, 2009. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity or recovery of value; therefore, the gross unrealized losses are considered temporary as of June 30, 2009.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2009 and December 31, 2008 (in thousands).

	June 30, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U. S. Government agencies	$5 415	$(71)	$—	$—	$5 415	$(71)
State and municipal obligations	1 694	(132)	—	—	1 694	(132)

Total	$7 109	$(203)	$—	$—	$7 109	$(203)

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

State and municipal obligations	$2 077	$(151)	$—	$—	$2 077	$(151)

The company investment in Federal Home loan Bank (“FHLB”) stock totaled $737 thousand at June 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other temporarily impaired at June 20, 2009 and no impairment has been recognized.

CFSI stock was revalued to zero dollars based on Silverton Bank being taken into receivership by the FDIC. The FDIC has since begun liquidating Silverton Bank. The impairment loss on CFSI stock was $117 thousand dollars.

4.	The loan portfolio, stated at face amount, is composed of the following:

	June 30, 2009	December 31, 2008
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$54 262	$65 643
Secured by farmland	1 091	1 380
Secured by 1-4 family residential	101 139	97 064
Secured by multifamily residential	1 916	1 937
Secured by nonfarm nonresidential	59 514	58 332
Commercial and industrial loans (except those secured by real estate)	8 813	9 671
Consumer loans	9 999	11 970
All other loans	207	457

Total loans	$236 941	$246 454
Less: allowance for loan losses	3 819	4 079

	$233 122	$242 375

5.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 30, 2009	December 31, 2008	June 30, 2008
Balance at beginning of period	$4 079	$2 779	$2 779

Provision charged to operating expense	3 137	2 934	429
Recoveries added to the allowance	127	199	98
Loan losses charged to the allowance	(3 524)	(1 833)	(633)

Balance at end of period	$3 819	$4 079	$2 673

6.	The following is a summary of information pertaining to impaired loans at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$4 468	$7 469
Impaired loans with a valuation allowance	2 681	4 245

Total impaired loans	$7 149	$11 714

Valuation allowance related to impaired loans	$845	$1 302

Total nonaccrual loans	$2 707	$2 669

Average investment in impaired loans	$8 468	$7 770

Interest income recognized on impaired loans	$140	$471

Interest income recognized on a cash basis on impaired loans	$9	$4

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 at June 30, 2009 and December 31, 2008 totaled $866 thousand and $607 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $54 thousand for the first half of 2009 and $36 thousand in 2008.

7.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$151	$127	$6	$5
Interest cost	205	181	15	15
Expected return on plan assets	(157)	(178)	—	—
Amortization of net obligation at transition	—	—	9	9
Recognized net actuarial loss	36	20	—	—

Net periodic benefit cost	$235	$150	$30	$29

Employer Contribution

The company anticipates the 2009 contribution for the pension plan will approximate $1.1 million. The company has made payments of $818 thousand as of June 30, 2009. The company has made payments of $12 thousand for the other postretirement benefit plans for the first six months of 2009 and anticipates remaining payments for 2009 to total $14 thousand.

8.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on June 30, 2009 and June 30, 2008 earnings per share.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 860	$(.31)	3 403 440	$.56

Effect of dilutive securities:
Stock options	—		2 846

Diluted earnings per share	3 390 860	$(.31)	3 406 286	$.56

For the six months ended June 30, 2009, stock options representing 131,474 shares and for the six months ended June 30, 2008, stock options representing 120,534 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

9.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

At June 30, 2009 and December 31, 2008, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$5 128	$5 128	$5 036	$5 036
Federal funds sold	—	—	3 313	3 313
Securities available for sale	38 229	38 229	27 478	27 478
Loans, net	233 122	235 486	242 375	244 138
Loans held for sale	1 000	1 000	329	329
Accrued interest receivable	999	999	1 108	1 108

Financial liabilities:
Deposits	260 614	260 994	254 088	252 521
Securities sold under agreements to repurchase and federal funds purchased	9 855	9 855	8 352	8 352
FHLB advances	4 321	4 322	4 776	5 034
Accrued interest payable	474	474	481	481

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

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 deferred the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the company had only partially applied SFAS 157 at December 31, 2008. The items affected by FSP 157-2 include other real estate owned.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2009 ( in thousands):

Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$38 229	$—	$38 229	$—

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

The following describes the valuation techniques used by the company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of income.

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

The following table summarizes the company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at June 30, 2009
Description	Balance as of June 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Loans held for sale	$1 000	$—	$1 000	$—
Impaired Loans	1 836	—	1 836	—
OREO	5 566	—	5 566	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FINANCIAL OVERVIEW

The economic outlook has not changed substantially since March 31, 2009. However the bank management has dealt with some changes during the second quarter of 2009. During the period, the bank endured the failure of our primary correspondent bank, began to build a relationship with a new correspondent bank and added a new service with the Federal Reserve Bank. All of this, of course, occurred as we continue to manage the current economic situation.

During the second quarter, Silverton Bank was taken into receivership by the FDIC and was renamed Silverton Bridge Bank. The FDIC tried to broker a deal to have the Silverton Bridge Bank taken over by a stronger institution. However, we received notice in late May that the attempt was unsuccessful. The impact on the bank was that we lost a $7 million line of credit and had to transition the many services provided by Silverton Bank. Fortunately, we were able to find a new correspondent and still keep some of the relationships in tact that we had built at Silverton Bank.

CenterState Bank of Florida will be providing many of the services that had previously been provided by Silverton Bank. We are currently working out the details with CenterState Bank. The transition has been made a little smoother because CenterState Bank has hired a number of the Silverton personnel with whom we already have a business relationship. Management anticipates that each service previously provided by Silverton Bank will be transitioned to CenterState Bank by mid August.

In addition to these correspondent bank changes, the bank added a borrowing line at the Federal Reserve Discount Window. This new line of credit will provide approximately $8.5 million in borrowing capacity.

Total assets have increased $3.7 million or 1.2% from the December 2008 total of $300.4 million to $304.1 million at June 30, 2009. Federal funds sold decreased $3.3 million. Cash and due from banks increased $1.2 million from December 31, 2008 and decreased $4.1 million from March 31, 2009. Securities have increased $10.8 million from December 31, 2008 and $5.9 million from March 31, 2009. Other real estate owned has increased $3.9 million from December 31, 2008 and from March 31, 2009. Cash and due from banks increased through March 2009 due to the need to keep money in guaranteed deposit accounts. Securities increased due to the purchase of several new securities since their income potential is currently better than that of federal funds sold or interest paid on deposits in other financial institutions. Other real estate owned has increased due to continuing defaults by customers on residential and commercial properties. Federal funds sold decreased after March 31 through June 30 due to new loans being funded and security purchases that provided a better return than federal funds.

Total deposits have increased $6.5 million or 2.6% at June 30, 2009 compared to December 31, 2008. Noninterest-bearing deposits have increased 8.6% and interest-bearing deposits have increased 1.9% during the first six months of 2009.

The June 30, 2009 annualized (loss) return on average assets is (.69) % compared to .61% at December 31, 2008. At June 30, 2009 the annualized (loss) return on average equity is (7.71) % compared to 6.18% at December 31, 2008. The Tier 1 capital to average assets ratio (leverage capital ratio) is 9.06% at June 30, 2009 compared to 9.85% at December 31, 2008. The Tier 1 capital to total risk weighted assets ratio is 11.87% at June 30, 2009 compared to 12.37% at December 31, 2008. The total capital to risk weighted assets ratio is 13.12% at June 30, 2009 compared to 13.63% at December 31, 2008. All capital ratios are within the regulatory guidelines for “well capitalized”.

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

	June 30 2009	December 31 2008	June 30 2008
Balance at beginning of period	$4 079	$2 779	$2 779
Charge-offs:
Commercial, financial and agricultural	23	21	—
Real estate – construction	2 945	269	78
Real estate – mortgage	376	1 102	408
Consumer	180	441	147

Total charge-offs	3 524	1 833	633

Recoveries:
Commercial, financial and agricultural	5	—	—
Real estate – construction	—	—	—
Real estate – mortgage	2	17	15
Consumer	120	182	83

Total recoveries	127	199	98

Net charge-offs	3 397	1 634	535
Provision charged to operations	3 137	2 934	429

Balance at end of period	$3 819	$4 079	$2 673

Ratio of net charge-offs during the period to average loans outstanding during the period	1.39%	.70%	.24%

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The majority of the current nonaccrual loans as shown in the chart below are in the process of collection. Management expects the collateral securing the loans will be liquidated in the third or fourth quarter of 2009. Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	June 30, 2009	June 30, 2008
Nonaccrual loans	$2 707	$3 246
Restructured loans	—	—
Foreclosed properties	5 566	1 321

Total nonperforming assets	$8 273	$4 567

Loans past due 90 days accruing interest	$558	$50

Allowance for loan losses to period end loans	1.61%	1.13%

Nonperforming assets to period end loans and foreclosed properties	3.41%	1.98%

At June 30, 2009, other potential problem loans total $17.1 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. As a result of the regular loan reviews management has decided to increase its loan loss reserve. This is reflected in the allowance for loan loss to period end loans ratio for the June quarter. The increase over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions. Most of the loans foreclosed upon or currently in nonaccrual status are related to the housing industry. They include loans to consumers who can no longer afford to make their mortgage payments and commercial clients who have housing projects in various stages of completion that are not selling or cannot be completed due to lack of cash and/or borrowing capacity.

The details of the income statements for the six months ended June 30, 2009 and 2008 are highlighted below.

•

Net income in 2009 is 155% less than 2008 net income. The greatest factors contributing to this reduction are the additions to the provision for loan losses, expenses related to foreclosed properties, the decrease in interest rates and the increase in the FDIC assessment.

•

At June 30, 2009, total interest and dividend income is down 15.3% compared to June 30, 2008 due to decreased interest rates, increases in loans being placed on nonaccrual and no dividends paid on stock holdings in the first half of 2009.

•	At June 30, 2009, interest expense was 24.4% below 2008 expense for the same time period. The decrease in expense is due to the decrease in interest rates.

•

Net interest income through June 30, 2009 has decreased 9.3% compared to June 30, 2008. Interest income and expense were somewhat skewed by our agreement with BlueRidge Bank during the first quarter of 2008. Both income and expense amounts for 2008 were slightly higher due to loan and deposit principal balances that were eventually returned to BlueRidge Bank later in 2008 as a result of their chartering. Other contributing factors include the decrease in interest rates and interest expense on a new loan received from FHLB in September 2008.

•

Net interest margin at June 30, 2009 is 3.55%, down from the December 31, 2008 figure of 3.84% and June 30, 2008 figure of 3.78%. During the first six months of 2009, the overall average rate on loans dropped from 6.5% at December 31, 2008 to 5.8% at June 30, 2009. The overall rate on loans at June 30, 2008 was 6.7%. During this same period the overall average rate being paid on deposits decreased to 2.2% from 2.7% at December 31, 2008 and 2.9% at June 30, 2008.

Noninterest income decreased 13.2% for the six months ended June 30, 2009 compared to June 30, 2008. Some significant income items are listed here.

•

Service charges on deposit accounts have decreased 11.5% in 2009 over 2008. The bulk of this change is decrease in income from overdraft fees and return check charges. It appears that customers are paying more attention to their spending and incurring fewer fees.

•

Income from fiduciary activities has decreased 18.2% in 2009 over the same period in 2008. A large portion of this decrease was due to a personnel change in the investment department which caused sales to be reduced significantly during the transition period. A second contributing factor is the reduced fee income on trust accounts due to the drop in market value of trust accounts.

Income decreases for the two items described directly above were offset by increases in secondary market fee income.

•	Fee income from secondary market loans have increased 100% on the strength of refinancing and a buyer’s market for those that can afford to participate.

Noninterest expense increased about 27.4% for the six months ended June 30, 2009 compared to the same period in 2008. Some details are listed below.

•	The FDIC assessment has increased significantly. This is the result of the risk based calculation of these fees and the .05% special assessment based on June 30, 2009 assets less tier 1 capital.

•	Advertising and marketing expenses have decreased 30.9% in 2009 compared to 2008. The conscious effort to reduce costs has contributed greatly to the decrease.

•	Printing, stationery and supplies expense increased 20%. This is due in part to a billing for the printing of marketing materials for the launch of the Smart checking account.

•

ATM and check card expenses have increased 27.8% in the first six months of 2009 compared to the same time period in 2008. The increase can be attributed to more use, in general, and more usage as one of the conditions of earning higher interest on Smart checking balances as well as the cost of reissue of quantities of cards that were compromised due to the nationwide “Heartland payment systems” fraud.

•

Foreclosed property expenses are significantly higher in June 2009 compared to June 2008 as foreclosures increased throughout the remainder of 2008 and are continuing in 2009. The number of foreclosed homes in 2009 has risen from the number foreclosed upon in 2008. In addition, some of the home foreclosures in the commercial portfolio needed to be completed in order to list them for sale.

•

Other noninterest expenses have increased 18.1% at June 30, 2009 compared to June 30, 2008. There are few significant changes, but slight increases in many expenses. The few significant changes are detailed below.

•	External audit expense increased 54.4% in 2009 compared to 2008. The increase is due to increases in audit fees, an increase in areas needing specific audits on an annual basis.

•	Other professional fees increased 49.1% in 2009 compared to 2008. The increase is due to payments for updated appraisals on property collateralizing loans.

•	Legal fees have increased 107.8% over the same period in 2008. The major contributors to the increase include a large expenditure related to a bankruptcy case.

•

Communications expense has increased 17.1% during the first six months of 2009 compared to the same period in 2008. The increase is due to upgraded internet communication services at the Harpers Ferry and Kearneysville branches.

•	Postage expense has decreased 10. 2% compared to the second quarter of 2008. The increased use of E-statements by customers have contributed to this decrease.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2009.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through June 30, 2009 net income as adjusted has used cash of $186 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and loan payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through June 30, 2009 is $9.8 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities as of June 30, 2009 is $6.8 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program

April 1 through April 30	NONE	—	283 553	62 515
May 1 through May 31	NONE	—	283 553	62 515
June 1 through June 30	NONE	—	283 553	62 515

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of security-holders was held on May 19, 2009 and the following matters were submitted to the security holders for a vote:

1.	To elect a class of directors for a term of three years and to elect one director for the remaining two years of a term.

2.	To ratify the selection by the board of directors of Yount, Hyde & Barbour, P.C., as independent registered public accountants for the year 2009.

3.	To approve any other business which may be properly brought before the meeting or any adjournment thereof.

Results of the voting in regard to the above listed matters were as follows:

		Votes For	Votes Against	Votes Withheld	Total
1.	Dr. Keith Berkeley	2,544,540	None	60,766	2,605,306
	Mary Clare Eros	2,539,077	None	66,229	2,605,306
	William R. Harner	2,565,551	None	39,755	2,605,306
	John C. Skinner, Jr.	2,460,203	None	145,103	2,605,306

		Votes For	Votes Against	Abstentions	Total
2.	Ratification of accountants	2,602,684	30	2,592	2,605,306

Item 5.	Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6.	Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date: August 14, 2009	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: August 14, 2009	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer