Form 10-Q
period 2009-09-30
POTOMAC BANCSHARES INC
filed 2009-11-16
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

3,390,178 as of November 6, 2009

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

September 30, 2009

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16 - 20

Item 4.	Controls and Procedures.	21

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	22

Signatures		23

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 evidences Congress’ determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. “Forward-looking statements” are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” “confident,” and similar words that refer to a future outlook. To comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company’s actual results and experiences to differ materially from the anticipated results or other expectations expressed in the company’s forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the possibility of future FDIC assessments, Congressional legislation and similar matters, as well as the occurrence of the events described in the “Risk Factors” section of the December 31, 2008 Form 10-K and subsequent filings. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) September 30 2009	December 31 2008
Assets:
Cash and due from banks	$11 997	$3 754
Interest-bearing deposits in other financial institutions	333	1 282
Federal funds sold	5 950	3 313
Securities available for sale, at fair value	33 300	27 478
Loans held for sale	414	329
Loans, net of allowance for loan losses of $6,925 and $4,079, respectively	228 319	242 375
Premises and equipment, net	8 768	8 015
Other real estate owned	4 899	1 644
Accrued interest receivable	1 075	1 108
Federal Home Loan Bank of Pittsburgh stock	805	725
CFSI stock	—	117
Other assets	11 445	10 241

Total Assets	$307 305	$300 381

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$26 245	$25 469
Interest-bearing	239 672	228 619

Total Deposits	265 917	254 088
Securities sold under agreements to repurchase	10 025	8 352
Federal Home Loan Bank advances	4 090	4 776
Accrued interest payable	466	481
Other liabilities	2 488	4 880

Total Liabilities	$282 986	$272 577

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 886	3 851
Undivided profits	21 527	25 070
Accumulated other comprehensive (loss), net	(1 900)	(1 952)

	$27 185	$30 641
Less cost of shares acquired for the treasury, 2009, 281,513 shares; 2008, 278,086 shares	2 866	2 837

Total Stockholders’ Equity	$24 319	$27 804

Total Liabilities and Stockholders’ Equity	$307 305	$300 381

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$3 429	$3 774	$10 460	$11 665
Interest on securities available for sale – taxable	231	346	728	1 137
Interest on securities available for sale – nontaxable	37	27	108	82
Interest on federal funds sold	1	38	4	236
Other interest and dividends	6	13	19	67

Total Interest and Dividend Income	$3 704	$4 198	$11 319	$13 187

Interest Expense:
Interest on deposits	$1 143	$1 397	$3 646	$4 805
Interest on securities sold under agreements to repurchase and federal funds purchased	36	67	112	206
Federal Home Loan Bank advances	49	—	155	4

Total Interest Expense	$1 228	$1 464	$3 913	$5 015

Net Interest Income	$2 476	$2 734	$7 406	$8 172

Provision for Loan Losses	3 540	1 134	6 677	1 563

Net Interest Income (Expense) after Provision for Loan Losses	$(1 064)	$1 600	$729	$6 609

Noninterest Income:
Trust and financial services	$174	$208	$538	$653
Service charges on deposit accounts	598	599	1 632	1 767
Fee income on secondary market loans	40	17	148	71
Gain (loss) on sale of real estate	232	(44)	268	(104)
Visa/MC fees	145	131	412	392
CSV life insurance income	61	56	179	179
Miscellaneous income	1	3	4	245
Other operating income	118	78	257	229

Total Noninterest Income	$1 369	$1 048	3 438	$3 432

Noninterest Expenses:
Salaries and employee benefits	$1 310	$1 262	$3 854	$3 782
Net occupancy expense of premises	141	132	414	406
Furniture and equipment expenses	226	236	693	693
Advertising and marketing expense	42	60	127	183
Accounting, auditing and compliance	36	34	157	106
Impairment loss on CFSI stock	—	—	117	—
FDIC assessment	225	26	459	40
Printing, stationery and supplies	48	39	168	139
ATM and check card expenses	72	90	256	234
Foreclosed property expense	475	92	1 193	118
Additional write down of OREO property	57	—	57	—
Other operating expenses	470	482	1 367	1 272

Total Noninterest Expenses	$3 102	$2 453	$8 862	$6 973

Income (Loss) before Income Tax Expense	$(2 797)	$195	$(4 695)	$3 068
Income Tax (Benefit) Expense	(1 204)	23	(2 050)	982

Net (Loss) Income	$(1 593)	$172	$(2 645)	$2 086

Earnings (Loss) Per Share, basic and diluted	$(.47)	$.05	$(.78)	$.61

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands, except per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income/Loss	Total

Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015

Comprehensive income
Net income	—	—	2 086	—	—	$2 086	2 086
Other comprehensive gain: unrealized holding gain arising during the period (net of tax, $16)	—	—	—	—	31	31	31

Total comprehensive income						$2 117

Purchase of treasury shares: 6,000 shares	—	—	—	(76)	—		(76)

Sale of treasury shares: 2,040 shares	—	10	—	13	—		23

Stock compensation expense	—	58	—	—	—		58

Reduction due to change in pension measurement date	—	—	(47)	—	—		(47)

Cash dividends ($.34 per share)	—	—	(1 149)	—	—		(1 149)

Balances, September 30, 2008	$3 672	$3 839	$25 677	$(2 764)	$(483)		$29 941

Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

Comprehensive loss
Net loss	—	—	(2 645)	—	—	$(2 645)	(2 645)
Other comprehensive loss: unrealized holding gain arising during the period (net of tax, $27)	—	—	—	—	52	52	52

Total comprehensive loss						$(2 593)

Purchase of treasury shares: 3,427 shares	—	—	—	(29)	—		(29)

Stock compensation expense	—	35	—	—	—		35

Cash dividends ($.27 per share)	—	—	(898)	—	—		(898)

Balances, September 30, 2009	$3 672	$3 886	$21 527	$(2 866)	$(1 900)		$24 319

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 2009	September 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2 645)	$2 086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6 677	1 563
Depreciation	423	394
Discount accretion and premium amortization on securities, net	98	(24)
Loss on disposal of fixed assets	4	—
(Gain) loss on sale of other real estate	(268)	104
Stock compensation expense	35	58
Proceeds from sale of loans	7 624	10 912
Origination of loans for sale	(7 709)	(3 052)
Changes in assets and liabilities:
Decrease in accrued interest receivable	33	234
(Increase) in other assets	(1 193)	(1 214)
(Decrease) in accrued interest payable	(15)	(292)
(Decrease) in other liabilities	(2 392)	(486)

Net cash provided by operating activities	$672	$10 283

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$4 645	$5 500
Proceeds from call of securities available for sale	12 000	18 000
Proceeds from sale of securities available for sale	3 000	—
Purchase of securities available for sale	(25 487)	(11 971)
Net decrease (increase) in loans	863	(21 369)
Purchases of premises and equipment	(1 180)	(1 443)
Proceeds from sale of other real estate	3 529	1 728

Net cash (used in) investing activities	$(2 630)	$(9 555)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$776	$(1 918)
Net increase (decrease) in interest-bearing deposits	11 053	(4 120)
Net proceeds (repayment) of securities sold under agreements to repurchase and federal funds purchased	1 673	(1 978)
Net (repayment) proceeds of Federal Home Loan Bank advances	(686)	4 788
Purchase of treasury shares	(29)	(76)
Sale of treasury shares	—	23
Cash dividends	(898)	(1 149)

Net cash (used in) provided by financing activities	$11 889	$(4 430)

Increase (decrease) in cash and cash equivalents	$9 931	$(3 702)

CASH AND CASH EQUIVALENTS
Beginning	8 349	11 151

Ending	$18 280	$7 449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3 928	$5 307

Income taxes	$41	$1 323

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$79	$47

Loans transferred to other real estate owned	$6 517	$1 859

Loans made on sale of other real estate owned	$1 000	$775

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and December 31, 2008, the results of operations for the three months and nine months ended September 30, 2009 and 2008, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2008. The results of operations for the three month and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the company) and its wholly-owned subsidiary, Bank of Charles Town (the bank), include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through November 14, 2009, the date the financial statements were issued.

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

Incremental stock-based compensation expense recognized for the nine month periods ending September 30, 2009 and 2008 was $35 thousand and $58 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first nine months of 2009 and 2008.

Stock option plan activity for the nine months ended September 30, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
	(Dollars in thousands, except per share amounts)

Options outstanding, January 1, 2009	132 620	$14.75
Granted	—	—
Exercised	—	—
Canceled or expired	(6 396)	14.75

Options outstanding, September 30, 2009	126 224	14.75	6	$—

Options exercisable, September 30, 2009	100 323	14.45	6	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount changed based on changes in the market value of the company’s stock.

As of September 30, 2009 there was $79 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	The amortized cost and fair value of securities available for sale as of September 30, 2009 and December 31, 2008 (in thousands) are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U. S. Government agencies	$29 186	$351	$(14)	$29 523
State and municipal obligations	3 686	112	(21)	3 777

	$32 872	$463	$(35)	$33 300

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Obligations of U. S. Government agencies	$23 996	$493	$—	$24 489
State and municipal obligations	3 132	8	(151)	2 989

	$27 128	$501	$(151)	$27 478

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 2 accounts in the consolidated portfolio that have losses. These securities have not suffered credit deterioration and the company has the ability and intent to hold these issues to maturity; therefore, the gross unrealized losses are considered temporary as of September 30, 2009.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2009 and December 31, 2008 (in thousands).

	September 30, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$1 986	$(14)	$—	$—	$1 986	$(14)
State and municipal obligations	248	(21)	—	—	248	(21)

Total	$2 234	$(35)	$—	$—	$2 234	$(35)

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal obligations	$2 077	$(151)	$—	$—	$2 077	$(151)

The company investment in Federal Home Loan Bank (“FHLB”) stock totaled $805 thousand at September 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the company does not consider this investment to be other than temporarily impaired at September 30, 2009 and no impairment has been recognized.

4.	The loan portfolio, stated at face amount, is composed of the following:

	September 30, 2009	December 31, 2008
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$42 997	$65 643
Secured by farmland	887	1 380
Secured by 1-4 family residential	101 595	97 064
Secured by multifamily residential	2 033	1 937
Secured by nonfarm nonresidential	70 069	58 332
Commercial and industrial loans (except those secured by real estate)	8 249	9 671
Consumer loans	9 204	11 970
All other loans	210	457

Total loans	$235 244	$246 454
Less: allowance for loan losses	6 925	4 079

	$228 319	$242 375

5.	The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 30, 2009	December 31, 2008	September 30, 2008

Balance at beginning of period	$4 079	$2 779	$2 779

Provision charged to operating expense	6 677	2 934	1 563
Recoveries added to the allowance	178	199	141
Loan losses charged to the allowance	(4 009)	(1 833)	(1 223)

Balance at end of period	$6 925	$4 079	$3 260

6.	The following is a summary of information pertaining to impaired loans at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$9 360	$7 469
Impaired loans with a valuation allowance	16 715	4 245

Total impaired loans	$26 075	$11 714

Valuation allowance related to impaired loans	$4 601	$1 302

Total nonaccrual loans	$3 546	$2 669

Average investment in impaired loans	$12 471	$7 770

Interest income recognized on impaired loans	$900	$471

Interest income recognized on a cash basis on impaired loans	$19	$4

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure at September 30, 2009 and December 31, 2008 totaled $2.4 million and $607 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $104 thousand for the first nine months of 2009 and $36 thousand in 2008.

7.	Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30 2009	September 30 2008	September 30 2009	September 30 2008
	(In thousands)		(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$226	$191	$9	$8
Interest cost	308	271	22	23
Expected return on plan assets	(235)	(267)	—	—
Amortization of net obligation at transition	—	—	13	13
Recognized net actuarial loss	53	30	—	—

Net periodic benefit cost	$352	$225	$44	$44

Employer Contribution

Through the nine months ended September 30, 2009, the company has contributed $968 thousand to the pension plan and anticipates $150 thousand in additional contributions in 2009. The company has made payments of $18 thousand for the postretirement benefits plan for the first nine months of 2009 and anticipates remaining payments for 2009 to total $8 thousand. Note the Bank pension plan will be frozen as of October 31, 2009. Benefits of all existing participants will stop accruing and no new participants will be admitted to the plan after said date.

8.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential diluted common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Average Shares	Per Share Amount	Average Shares	Per Share Amount

Basic earnings (loss) per share	3 390 630	$(.78)	3 402 124	$.61

Effect of dilutive securities: Stock options	—	—	2 063	—

Diluted earnings (loss) per share	3 390 630	$(.78)	3 404 187	$.61

For the nine months ended September 30, 2009, stock options representing 126,224 shares and for the nine months ended September 30, 2008, stock options representing 107,424 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

9.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

At September 30, 2009 and December 31, 2008, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$12 330	$12 330	$5 036	$5 036
Federal funds sold	5 950	5 950	3 313	3 313
Securities available for sale	33 300	33 300	27 478	27 478
Loans, net	228 319	226 562	242 375	244 138
Loans held for sale	414	414	329	329
Accrued interest receivable	1 075	1 075	1 108	1 108

Financial liabilities:
Deposits	265 917	264 068	254 088	252 521
Securities sold under agreements to repurchase and federal funds purchased	10 025	10 025	8 352	8 352
FHLB advances	4 090	4 291	4 776	5 034
Accrued interest payable	466	466	481	481

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

GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The three levels of the fair value hierarchy is based on these two types of inputs are as follows:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

Fair Value Measurements at September 30, 2009 Using
Description	Balance as of September 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$33 300	$—	$33 300	$—

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

The following describes the valuation techniques used by the company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at September 30, 2009
Description	Balance as of September 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Impaired Loans	12 115	—	12 115	—
OREO	4 899	—	4 899	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) losses be accrued when they are probable of occurring and estimatable and (ii) losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

FINANCIAL OVERVIEW

The local and national economy has had very little change since June 30, 2009. There are “signs” that the economy may have hit a bottom and the housing market may be stabilizing. However, management is not convinced a turnaround is imminent. During the September quarter the bank has made adjustments based on internal and external factors. Management believes the changes will position the bank to begin showing profitability for the final quarter of 2009.

Two factors in particular affected management planning for the remainder of 2009. Internal analysis and recommendations of management resulted in a large increase in the provision for loan losses. The FDIC announced a plan to replenish the insurance fund. Banks will be required to pre-pay assessments for 2010 through 2012 by December 30, 2009. Although the payment will affect cash and liquidity, management is confident the affect will not be detrimental to the stability and normal operation of the bank. The payment will affect the income statement in the proper periods.

Note that there was a marked jump in the dollar amount of impaired loans from the second quarter to the third quarter. Management chose to increase the amount of impaired loans, largely based upon a thorough analysis of those borrowers and their current financial condition. Many borrowers, especially those involved in real estate activities, have shown declines in revenue, profitability, and cash flow during the current recession. Additionally, the values of the real estate that secures these loans have declined dramatically as well. Based upon a strict interpretation of both FDIC guidelines and the FASB Statement No. 114’s definition of “impairment”, we have proactively downgraded credit relationships and moved additional loans to an impaired status during the third quarter. Of a total $26.1 million in impaired loans on our balance sheet, reserves have been set aside for approximately $17 million in loans. Should these loans ultimately default in a total amount of less than the reserves, no further loss would be anticipated. Management believes $9.4 million in “impaired loans” have sufficient cash flow for the foreseeable future and are adequately secured. Therefore, reserves are not required for these loans at this time.

Note that the majority of the $26.1 million in “impaired loans” are being paid as agreed under the contractual terms agreed upon. Management believes that, at the current level of reserves, which is nearly 200% of non accruing loans, the bank is adequately reserved against losses for the foreseeable future.

Total assets have increased $6.9 million or 2.3% from the December 2008 total of $300.4 million to $307.3 million at September 30, 2009. Federal funds sold increased $2.6 million. Cash and due from banks increased $8.2 million from December 31, 2008 and increased $7.1 million from June 30, 2009. Securities have increased $5.8 million from December 31, 2008 and decreased $4.9 million from June 30, 2009. Other real estate owned has increased $3.3 million from December 31, 2008 and decreased $667 thousand from June 30, 2009. Cash and due from banks increased through September 2009 due to the increase in deposits coupled with the decrease in loans. Securities increased due to the purchase to replace matured and called securities as well as to purchase new securities since their income potential is currently better than that of federal funds sold or interest paid on deposits in other financial institutions. The decrease in securities over the June quarter was due to the call, sale and maturity of several securities. Other real estate owned has increased due to continuing defaults by customers on residential and commercial properties. The decrease in other real estate owned compared to June 30, 2009 is the result of two factors. There were four properties sold during the third quarter and three properties had their value reduced due to the internal analysis mentioned earlier in this report. Federal funds sold increased due to transactions discussed above including changes in loans, deposits and securities. Since September 30 the bank has transacted to increase the investment in securities.

Total deposits have increased $11.8 million or 4.7% at September 30, 2009 compared to December 31, 2008. Noninterest-bearing deposits have increased 3% and interest-bearing deposits have increased 4.8% during the first nine months of 2009. The increase is predominantly the result of an increase in brokered deposits in the amount of $7.5 million.

The September 30, 2009 annualized (loss) return on average assets is (1.16) % compared to .61% at December 31, 2008. At September 30, 2009 the annualized (loss) return on average equity is (13.17) % compared to 6.18% at December 31, 2008. The Tier 1 capital to average assets ratio (leverage capital ratio) is 8.52% at September 30, 2009 compared to 9.85% at December 31, 2008. The Tier 1 capital to total risk weighted assets ratio is 11.17% at September 30, 2009 compared to 12.37% at December 31, 2008. The total capital to risk weighted assets ratio is 12.45% at September 30, 2009 compared to 13.63% at December 31, 2008. All capital ratios are within the regulatory guidelines for “well capitalized” as shown in the chart below with figures in thousands.

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$28 746	12.45%	$18 477	8.00%
Tier 1 capital to risk weighted assets	$25 809	11.17%	$9 239	4.00%
Tier 1 capital to average assets	$25 809	8.52%	$12 112	4.00%

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potential problem loans to be highlighted and watched. Written reports are prepared on a monthly basis for all loans and information on commercial loans graded below a certain level are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	September 30 2009	December 31 2008	September 30 2008
Balance at beginning of period	$4 079	$2 779	$2 779
Charge-offs:
Commercial, financial and agricultural	23	21	—
Real estate – construction	3 098	269	130
Real estate – mortgage	611	1 102	810
Consumer	277	441	283

Total charge-offs	4 009	1 833	1 223

Recoveries:
Commercial, financial and agricultural	5	—	—
Real estate – construction	—	—	—
Real estate – mortgage	2	17	15
Consumer	171	182	126

Total recoveries	178	199	141

Net charge-offs	3 831	1 634	1 082
Provision charged to operations	6 677	2 934	1 563

Balance at end of period	$6 925	$4 079	$3 260

Ratio of net charge-offs during the period to average loans outstanding during the period	1.59%	.70%	.46%

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days unless the credits are well-secured and in process of collection. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The majority of the current nonaccrual loans as shown in the chart below are in the process of collection. Management expects the collateral securing the loans will be liquidated in the next two to three quarters. Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	September 30, 2009	September 30, 2008
Nonaccrual loans	$3 546	$2 790
Restructured loans	—	203
Foreclosed properties	4 899	456

Total nonperforming assets	$8 445	$3 449

Loans past due 90 days accruing interest	$844	$755

Allowance for loan losses to period end loans	2.94%	1.34%

Nonperforming assets to period end loans and foreclosed properties	3.52%	1.42%

At September 30, 2009, other potential problem loans totaled $8.7 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. As a result of the regular loan reviews, management has decided to increase its loan loss reserve. This is reflected in the allowance for loan loss to period end loans ratio for the September quarter. The increase over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions. Most of the loans foreclosed upon or currently in nonaccrual status are related to the housing industry. They include loans to consumers who can no longer afford to make their mortgage payments and commercial clients who have housing projects in various stages of completion that are not selling or cannot be completed due to lack of cash and/or borrowing capacity.

The details of the income statements for the nine months ended September 30, 2009 and 2008 are highlighted below.

•

Net income in 2009 is 227% less than 2008 net income. The greatest factors contributing to this reduction are the additions to the provision for loan losses, expenses related to foreclosed properties, the decrease in interest rates and the increase in the FDIC assessment.

•

At September 30, 2009, total interest and dividend income is down 14.2% compared to September 30, 2008. The main element in this decrease is the decline in interest rates. The falling interest rates, obviously, affect interest income on loans and federal funds sold. Falling rates also affect security income as called and matured securities are replaced with new securities with lower yields.

•	At September 30, 2009, interest expense was 22% below 2008 expense for the same time period. The decrease in expense is due to the decrease in interest rates.

•

Net interest income through September 30, 2009 has decreased 9.4% compared to September 30, 2008. Interest income and expense were somewhat skewed by our agreement with BlueRidge Bank during the first quarter of 2008. Both income and expense amounts for 2008 were slightly higher due to loan and deposit principal balances that were eventually returned to BlueRidge Bank later in 2008 as a result of their chartering. Other contributing factors include the decrease in interest rates and interest expense on a new loan received from FHLB in September 2008.

•

Net interest margin at September 30, 2009 is 3.56%, down from the December 31, 2008 figure of 3.84% and September 30, 2008 figure of 3.84%. During the first nine months of 2009, the overall average rate on loans dropped from 6.5% at December 31, 2008 to 5.8% at September 30, 2009. The overall rate on loans at September 30, 2008 was 6.6%. During this same period the overall average rate being paid on deposits decreased to 2.1% from 2.7% at December 31, 2008 and 2.8% at September 30, 2008.

Noninterest income increased .2% for the nine months ended September 30, 2009 compared to September 30, 2008. Some significant income items are listed here.

•

Fee income from secondary market loans have increased 108.5% on the strength of refinancing and a buyer’s market for those that can afford to participate. The tax credit for first time homebuyers may have contributed to this increase as well.

•	Gain on sale of other real estate increased over 357% on the strength of third quarter sales of properties.

•

Service charges on deposit accounts have decreased 7.6% in 2009 over 2008. The bulk of this change is the decrease in income from overdraft fees and return check charges. It appears that customers are paying more attention to their spending and incurring fewer fees.

•

Income from fiduciary activities has decreased 17.6% in 2009 over the same period in 2008. A portion of this decrease is due to a change in the structure of the fee income recognition. A second contributing factor is the reduced fee income on trust accounts due to the drop in market value of trust accounts.

Noninterest expense increased about 27.1% for the nine months ended September 30, 2009 compared to the same period in 2008. Some details are listed below.

•

The FDIC assessment has increased significantly. This is the result of the risk based calculation of these fees and the five basis points special assessment based on June 30, 2009 assets less tier 1 capital. The increase in deposits has increased the assessment base.

•	Advertising and marketing expenses have decreased 30.6% in 2009 compared to 2008. The conscious effort to reduce costs has contributed greatly to the decrease.

•	Printing, stationery and supplies expense increased 20.9%. This is due in part to the printing of marketing materials for the launch of the Smart checking account.

•

ATM and check card expenses have increased 9.4% in the first nine months of 2009 compared to the same time period in 2008. The increase can be attributed to more use, in general, and more usage as one of the conditions of earning higher interest on Smart checking balances as well as the cost of reissue of quantities of cards that were compromised due to the nationwide “Heartland payment systems” fraud.

•

Foreclosed property expenses are significantly higher in September 2009 compared to September 2008 as foreclosures increased throughout the remainder of 2008 and are continuing in 2009. The number of foreclosed homes in 2009 has risen from the number foreclosed upon in 2008. In addition, some of the home foreclosures in the commercial portfolio needed to be completed in order to list them for sale.

•

Other noninterest expenses have increased 7.49% at September 30, 2009 compared to September 30, 2008. There are few significant changes, but slight increases in many expenses. The few significant changes are detailed below.

•

External audit expense increased 34.5% in 2009 compared to 2008. The increase is due to the expenses of an external and independent review of loans during 2009. There was no comparable expense in 2008.

•	Other professional fees increased 45.1% in 2009 compared to 2008. The increase is due to payments for updated appraisals on property collateralizing loans.

•	Legal fees have increased 51.8% over the same period in 2008. A large part of the increase is due to fees for collection efforts of some loans.

•

Communications expense has increased 17.6% during the first nine months of 2009 compared to the same period in 2008. The increase is due to upgraded internet communication services at the Harpers Ferry and Kearneysville branches.

•

Miscellaneous expense has increased significantly. The main factor contributing to the increase is additional write down of foreclosed properties. The additional write downs must be expensed if they occur more than ninety days after the foreclosure of the property.

•	Postage expense has decreased 12. 3% compared to the second quarter of 2008. The increased use of E-statements by customers have contributed to this decrease.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2009.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through September 30, 2009 net income as adjusted has provided cash of $672 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through September 30, 2009 is $2.6 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities through September 30, 2009 is $11.9 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $79 million at multiple institutions including the Federal Home Loan Bank of Pittsburgh.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be purchased under the Program

July 1 through July 31	NONE	—	283 553	62 515

August 1 through August 31	NONE	—	283 553	62 515

September 1 through September 30	NONE	—	283 553	62 515

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

Item 5.	Other Information

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the registrant last provided disclosure in response to Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 6.	Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes- Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes- Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date	November 16, 2009	/S/ ROBERT F. BARONNER, JR.
Robert F. Baronner, Jr.
President & CEO

Date	November 16, 2009	/S/ GAYLE MARSHALL JOHNSON
Gayle Marshall Johnson
Sr.Vice President and Chief Financial Officer