Form 10-K
period 2009-12-31
POTOMAC BANCSHARES INC
filed 2010-03-31
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
———————

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes	No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 228.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ____	Accelerated Filer ____	Non-Accelerated Filer ____	Smaller Reporting Company	XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	XX

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,258,640 as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,390,178 as of March 12, 2010

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
Document	the Document is Incorporated
Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders which proxy statement will be filed on or about March 30, 2010.	Part III, Items 10, 11, 12, 13 and 14

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2009

PART I

Item	1.	Business	4
Item	2.	Properties	12
Item	3.	Legal Proceedings	12
Item	4.	(Removed and Reserved)	12

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
		of Equity Securities	13
Item	6.	Selected Financial Data	15
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	8.	Financial Statements and Supplementary Data	28
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item	9A(T).	Controls and Procedures	62
Item	9B.	Other Information	62

PART III

* Item	10.	Directors, Executive Officers and Corporate Governance	63
* Item	11.	Executive Compensation	63
* Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
* Item	13.	Certain Relationships and Related Transactions and Director Independence	63
* Item	14.	Principal Accounting Fees and Services	64

PART IV

Item	15.	Exhibits and Financial Statement Schedules	64

     * The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Management Nominees to the Board of Potomac,” “Directors Continuing to Serve Unexpired Terms,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Employee Benefit Plans,” “Compensation of Directors,” “Ownership of Securities by Nominees, Directors and Officers,” “Certain Transactions with Directors, Officers and Their Associates” and “Audit Committee Report” in the registrant’s definitive proxy statement which is expected to be filed on or about March 30, 2010.

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

     The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the possibility of future FDIC assessments, Congressional legislation and similar matters. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

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
     Online banking with bill pay and E-statements among other services are available through BCT NetTeller 24 hours a day, 7 days a week. ATMs located at each of the five offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, are also available to customers 24/7. The bank initiated the formation of an ATM network with two banks in the community to provide customers of all three banks the use of 17 ATM locations free of charge in the eastern panhandle of West Virginia. Use of ATMs at all Sheetz locations is also free of charge. Sheetz is a regional convenience store franchise. The bank’s One Financial Center encompasses the trust and financial services department and BCT Investments. The trust department provides financial management, investment and trust services. BCT Investments provides financial management, investment and brokerage services.

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
     The lending policies of the bank address the importance of a diversified portfolio and a balance between maximum yield and minimum risk. It is the bank’s policy to avoid concentrations of loans such as loans to one industry, loans to one borrower or guarantor or loans secured by similar collateral.

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
  Home equity loans.
     Approximately 91.9% of the bank's loans are secured by real estate. These loans had an average delinquency rate of 2.92% and a loss rate of 2.04% during 2009. The average delinquency rate and loss rate are based on comparisons to 2009 average total loans.

     As of December 31, 2009 aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

Construction and land development	$38 083
Secured by farmland	1 419
Secured by 1-4 family residential	102 290
Secured by multifamily residential	2 070
Secured by nonfarm nonresidential	71 916

$215 778

     Commercial loans not secured by real estate with an aggregate balance of $9.7 million at December 31, 2009 make up approximately 4.1% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to
  Grant loans on a sound and collectible basis,
  Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
  Serve the legitimate credit needs of the community in which the bank is located.
     Average delinquency and the loss rate for commercial loans not secured by real estate were less than 1% during 2009 compared to 2009 average total loans.

     Retail loans to individuals for personal expenditures are approximately 3.8% of the bank's total loans at December 31, 2009. The aggregate balance of these loans was $9 million at December 31, 2009. The majority of these loans are installment loans with the remainder made as term loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of 0.06% and a loss rate of 0.07% in 2009 (based on comparisons to 2009 average total loans).

     All other loans total $222 thousand (0.09% of total loans) at December 31, 2009. These loans had no delinquency rate and no average loss rate in 2009 compared to 2009 average total loans.

     Investment Activities. The bank's investment policy governs its investment activities.

     The policy states that excess daily funds are to be invested in federal funds sold and securities purchased under agreements to resell. The daily funds are used to cover deposit draw downs by customers, to fund loan commitments and to help maintain the bank's asset/liability mix.

     According to the policy, funds in excess of those invested in federal funds sold and securities purchased under agreements to resell are to be invested in (1) U.S. Treasury bills, notes or bonds, (2) obligations of U.S. Government agencies or (3) obligations of the State of West Virginia and political subdivisions thereof with a rating of not less than A or fully insured bonds or (4) obligations of states other than West Virginia and political subdivisions thereof with a rating of not less than A or fully insured bonds.

     The policy governs various other factors including maturities, the closeness of purchase price to par, amounts that may be purchased and percentages of the various types of investments that may be held.

     Deposit Activities. The bank offers noninterest-bearing and interest-bearing checking accounts and savings accounts. The bank offers automatically renewable certificates of deposit in various terms from 91 days to five years. The bank is also a participant in the CDARS program. The CDARS program offers certificates of deposit in various terms from four weeks to five years. Individual retirement accounts in the form of certificates of deposit are also available.

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

Competition

     As of March 1, 2010, there were 64 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2009, there were six banks in Jefferson County with 16 banking offices. The total deposits of these commercial banks as of June 30, 2009 were $667 million, and the bank ranked number one in total deposits with $216 million or 32.41 % of the total deposits in the market at that time. The bank has two branch offices in Berkeley County. Opening in July 2001 and June 2003, these branches have 4.28 % of the market share of deposits in Berkeley County where there are 11 banks with 31 banking offices.

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

Employees

     Potomac currently has no employees.

     As of March 1, 2010, the bank had 91 full-time employees and 12 part-time employees.

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

     Depository Institution Subsidiary. The bank is subject to FDIC deposit insurance assessments. In addition to the normal FDIC insurance rates, during 2009, the FDIC imposed a 7 basis point special assessment based on June 30, 2009 deposits due on or before September 30, 2009, which amounted to $138,090 for Bank of Charles Town. In November of 2009, the FDIC required all banks to prepay premiums for the next three years, which was due on or before December 30, 2009. As a result, Bank of Charles Town has prepaid the FDIC insurance premiums of $1,661,631 for the years of 2010, 2011, and 2012. It is possible that the FDIC will impose additional assessments in the future, and the amount of these assessments could be material.

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

     As of December 31, 2009, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
	(in thousands)
Tier 1 capital:
Common stock	$3,672
Surplus	3,898
Retained earnings	21,931
	29,501
Less cost of shares acquired for the treasury	2,866
Total tier 1 capital	$26,635	$9,144	$17,491
Tier 2 capital:
Allowance for loan losses (1)	2893

Total risk-based capital	$29,528	$18,289	$11,239

Risk-weighted assets	$228,607

Tier 1 capital	$26,635	$12,181	$14,454

Average total assets	$304,527

Capital ratios:
Tier 1 risk-based capital ratio	11.65%	4.00%	7.65%
Total risk-based capital ratio	12.92%	8.00%	4.92%
Tier 1 capital to average total assets (leverage)	8.75%	4.00%	4.75%

(1)	Limited to 1.25% of gross risk-weighted assets.

     Gramm-Leach-Bliley Act of 1999. On November 4, 1999, Congress adopted the Gramm-Leach-Bliley Act of 1999. This Act, also known as the Financial Modernization Law, repealed a number of federal limitations on the powers of banks and bank holding companies originally adopted in the 1930’s. Under the Act, banks, insurance companies, securities firms and other service providers may now affiliate. In addition to broadening the powers of banks, the Act created a new form of entity, called a financial holding company, which may engage in any activity that is financial in nature or incidental or complementary to financial activities.

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

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Potomac’s chief executive officer and chief financial officer are each required to certify that Potomac’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Potomac’s internal controls; they have made certain disclosures to Potomac’s auditors and the audit committee of the Board of Directors about Potomac’s internal controls; and they have included information in Potomac’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Potomac’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2010, Potomac will be subject to the Auditor’s Opinion on internal control portion of Section 404 of Sarbanes-Oxley.

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

     American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

     New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of West Virginia in the future. These laws may further restrict our collection efforts on one-to-four single-family mortgage loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees, which could result in additional operational costs and a reduction in our non-interest income.

     Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation, which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President's plan contains several elements that would have a direct effect on us. The reform plan proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President's reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

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

     The main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the bank’s One Financial Center. The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises, constructed in 1967. In July of 2006, the bank completed the purchase of a property adjacent to the main office for future expansion. In early 2008, construction began on an addition to the main office facilities which was completed in 2009. The new addition houses a new drive through with five lanes (one ATM/night deposit lane and four transaction lanes), the call center, the Information Technology and Deposit Operations departments and certain administrative offices. Renovations to the existing two buildings were completed along with the addition. In September 2009, the Finance Department relocated from the leased space in Burr Industrial Park to a part of the renovated main office building.

     In October 2005 to provide additional office and storage areas, the bank leased space in Burr Industrial Park in Kearneysville, West Virginia. The leased space provides record storage facilities and a business recovery site for the bank.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values and (b) dividends. As of March 12, 2010, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about Potomac in this market use Potomac’s symbol PTBS.OB. Scott and Stringfellow, Inc., and Koonce Securities Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2008 and 2009 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share
2008	First Quarter	$13.75	$12.00	$.1100
	Second Quarter	14.00	12.00	.1125
	Third Quarter	12.20	10.15	.1150
	Fourth Quarter	11.10	8.00	.1175

2009	First Quarter	$10.10	$7.50	$.1175
	Second Quarter	9.50	6.60	.1175
	Third Quarter	8.00	5.35	.0300
	Fourth Quarter	6.34	5.75	.0000

     The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank's ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and the Commissioner could be required. Dividends will only be paid when and as declared by the board of directors.

Performance Graph

     The following graph compares the yearly percentage change in Potomac’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2009, with the cumulative total return of the Bank Holding Companies Index (SIC Code 6712) and the Morningstar Index. Shareholders may obtain a copy of the index by calling Morningstar, Inc. at telephone number (312) 384-4055. There is no assurance that Potomac’s stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The graph shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Potomac specifically incorporates this graph by reference, and shall not otherwise be filed under such Acts.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG POTOMAC BANCSHARES, INC., BANK HOLDING COMPANIES INDEX AND MORNINGSTAR INDEX

ASSUMES $100 WAS INVESTED ON JANUARY 1, 2005 AND ASSUMES DIVIDENDS WERE
REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2009

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
October 1 through October 31	NONE	$ - -	283 553	62 515

November 1 through November 30	NONE	- -	283 553	62 515

December 1 through December 31	NONE	- -	283 553	62 515

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

Item 6. Selected Financial Data.

	2009	2008	2007	2006	2005
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$14 913	$17 358	$19 691	$19 099	$15 424
Interest expense	5 121	6 477	8 161	6 932	4135
Net interest income	9 792	10 881	11 530	12 167	11 289
Provision for loan losses	6 690	2 934	678	331	330
Net interest income after provision
for loan losses	3 102	7 947	10 852	11 836	10 959
Noninterest income	4 281	4 355	4 379	3 766	3 185
Noninterest expense	11 059	9 587	9 703	9 261	8 460
Income (loss) before income taxes	(3 676)	2 715	5 528	6 341	5 684
Income tax expense (benefit)	(1 436)	853	1 998	2 306	2 020

Net income (loss)	$(2 240)	$1 862	$3 530	$4 035	$3 664

Per Share Data **

Net income (loss), basic	$(.66)	$.55	$1.03	$1.17	$1.06
Net income (loss), diluted	(.66)	.55	1.03	1.16	1.05
Cash dividends declared	.27	.46	.42	.38	.33
Book value at period end	7.54	8.19	8.52	7.78	7.23
Weighted-average shares outstanding, basic	3 390 516	3 401 717	3 423 239	3 454 961	3 460 984
Weighted-average shares outstanding, diluted	3 390 516	3 403 265	3 430 764	3 467 918	3 477 538

Average Balance Sheet Summary

Assets	$304 739	$303 749	$297 716	$289 303	$264 314
Loans	239 175	232 894	226 773	220 895	196 478
Securities	32 841	34 178	42 040	48 891	47 183
Deposits	261 233	259 536	252 908	243 833	217 307
Stockholders’ equity	26 266	30 118	28 207	26 632	23 822

Performance Ratios

Return (loss) on average assets	(0.74)%	0.61%	1.19%	1.39%	1.39%
Return (loss) on average equity	(8.53)%	6.18%	12.51%	15.15%	15.38%
Dividend payout ratio	(40.91)%	83.64%	40.78%	32.48%	31.13%

Capital Ratios

Leverage ratio	8.75%	9.85%	9.99%	9.34%	9.18%
Risk-based capital ratios
Tier 1 capital	11.65%	12.37%	13.01%	12.71%	12.68%
Total capital	12.92%	13.63%	14.23%	13.82%	13.76%

**	All figures have been restated to reflect a 2% stock dividend declared on March 14, 2006 and a 100% stock dividend declared on February 8, 2005.

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

	2009			2008			2007
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$238 493	$13 759	5.77%	$232 124	$15 151	6.53%	$225 876	$16 971	7.51%
Tax exempt	682	64	9.38%	770	73	9.48%	897	76	8.47%
Total loans	239 175	13 823	5.78%	232 894	15 224	6.54%	226 773	17 047	7.52%
Taxable securities	29 084	933	3.21%	31 286	1 415	4.52%	40 112	1 894	4.72%
Nontaxable securities	3 757	224	5.96%	2 892	167	5.77%	1 928	112	5.81%
Federal funds sold	4 049	7	0.17%	10 712	249	2.32%	8 226	435	5.29%
Other earning assets	3 125	24	0.77%	7 765	383	4.93%	4 616	267	5.78%
Total earning assets	279 190	$15 011	5.38%	285 549	$17 438	6.11%	281 655	$19 755	7.01%

Allowance for loan losses	(4 776)			(2 940)			(2 433)
Cash and due from banks	6 850			4 396			5 140
Premises and equipment, net	8 650			6 934			6 342
Other assets	14 825			9 810			7 012
Total assets	$304 739			$303 749			$297 716

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$119 504	$1 016	0.85%	$120 853	$1 615	1.34%	$119 142	$2 713	2.28%
Time deposits	115 239	3 756	3.26%	111 574	4 547	4.08%	106 778	4 983	4.67%
Total interest-
bearing deposits	234 743	4 772	2.03%	232 427	6 162	2.65%	225 920	7 696	3.41%

Securities sold under agreements
to repurchase and federal
funds purchased	9 212	148	1.61%	9 963	255	2.56%	10 959	441	4.02%
Advances from FHLB and FRB	4 336	201	4.64%	1 381	60	4.34%	416	24	5.77%
Total interest
bearing liabilities	248 291	$5 121	2.06%	243 771	$6 477	2.66%	237 295	$8 161	3.44%

Noninterest-bearing demand
deposits	26 490			27 109			28 988
Other liabilities	3 692			2 751			3 226
Stockholders’ equity	26 266			30 118			28 207
Total liabilities and
stockholders’ equity	$304 739			$303 749			$297 716

Net interest income		$9 890			$10 961			$11 594

Net interest spread			3.32%			3.45%			3.57%
Interest expense as a
percent of average earning assets			1.83%			2.27%			2.90%

Net interest margin			3.54%			3.84%			4.12%

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) which requires that estimated losses be accrued when they are probable of occurring and (ii) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

GENERAL

     If management were to describe 2009 in one word that word would be “change.” The company experienced plenty of change during the year. Our correspondent banks changed. Management and the board of directors were faced with situations they had not been accustomed to facing. Once again, the regulatory environment changed focus to respond to the most recent events that have affected the United States economy.

     The bank’s primary correspondent, Silverton Bank, was taken into receivership in May 2009 by the FDIC. The FDIC was unable to find a suitable company to take over operations, and Silverton Bank terminated operations in July 2009. Fortunately, after researching various possibilities, we were able to form a relationship with CenterState Bank, a strongly capitalized bank providing correspondent services. CenterState Bank now provides most all of the services we received from Silverton Bank with the exception of international wires. M & T Bank provides international wire service to the bank and may provide additional services in the future.

     Management faced some new challenges during 2009. We expected foreclosures to increase during the year. However, the rate of foreclosures and expenses related to preparing the properties for sale were higher than originally anticipated. Management was aware of the large percentage of commercial loans that were tied to real estate and the risk involved. One of the most difficult scenarios to predict was the “trickle down” effect of the housing market to the mortgage side of our business. As the economy slowly worsened, so did the job market. With more people out of work for longer periods of time, the bank saw an unprecedented increase in mortgage foreclosures. These and other factors, such as tighter lending policies and lower housing values, affected income and capital. As a result, the board of directors decided to reduce and then suspend dividends during the third and fourth quarters of the year.

     The Federal Reserve finally accumulated enough data to officially consider the economy in recession during 2009. The result has been a myriad of discussions as to how to bring the economy out of the recession. As is generally the case, the government has proposed and/or passed new regulations to fix the newest problems. The FDIC has become more focused on liquidity and capital. Currently, the company is well capitalized and the liquidity position has improved with the efforts and decision making of management and the board of directors. Currently, management is holding larger amounts in cash and liquid assets as opposed to longer term investments. Liquidity would have been even better except for the effect of the FDIC assessment prepayment. The FDIC decided to require banks to prepay their assessment for the next three years by December 30, 2009. This affected the cash position of the bank in that the cash paid could have been kept on hand or invested in liquid assets.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2009 and 2008.

	2009				2008
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$3 594	$3 704	$3 805	$3 810	$4 171	$4 198	$4 318	$4 671
Interest expense	1 208	1 228	1 300	1 385	1 462	1 464	1 644	1 907
Net interest income	2 386	2 476	2 505	2 425	2 709	2 734	2674	2 764
Provision for loan losses	13	3 540	1 560	1 577	1 371	1 134	276	153
Net interest income (loss) after
provision for loan losses	2 373	(1 064)	945	848	1 338	1 600	2 398	2 611
Noninterest income	1 619	1 369	1 047	1 022	923	1 048	1 334	1 050
Noninterest expense	2 973	3 102	3 134	2 626	2 614	2 453	2 237	2 283
Income (loss) before taxes	1 019	(2 797)	(1 142)	(756)	(353)	195	1 495	1 378
Income tax expense (benefit)	614	(1 204)	(508)	(338)	(129)	23	472	487
Net income (loss)	$405	$(1 593)	$(634)	$(418)	$(224)	$172	$1 023	$891

Earnings (loss) per share, basic
and diluted	$.12	$(.47)	$(.19)	$(.12)	$(.07)	$.05	$.30	$.26

NET INTEREST INCOME

     The economic downturn in 2008 turned into a recession in 2009. Overall, interest and dividend income was 14% lower in 2009 when compared with 2008 results, due in part to some lowering of balances of all interest earning assets, but due more to the interest rates remaining historically low throughout the year. Earning assets include loans, securities, federal funds sold and other investments. We have not received dividends on Federal Home Loan Bank stock since the third quarter of 2008. Interest income on tax exempt bonds did increase in 2009 predominantly as a result of a larger investment in municipal bonds compared to 2008.

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

     Interest expense decreased 21% in 2009 compared to 2008. Coincidentally, this is the same percentage of decrease in interest expense from 2007 to 2008. The decreased expense for 2009 and 2008 results from lower interest rates as balances in deposit accounts have not changed materially during that time period. The continuance of low rates is precipitated by the rates enacted by the Federal Reserve during the period.

     Calendar year 2009 ended with just as much uncertainty as 2008. The housing market is showing some signs of improvement. However, the recovery is expected to continue at a very slow pace. Unemployment is probably the biggest concern as we look toward 2010. Interest rates are expected to remain at current levels throughout most of 2010. Management is hopeful that interest rates and the volume of affordable housing will entice buyers back into the loan market during 2010.

VOLUME AND RATE ANALYSIS

     This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other.

	2009 Compared to 2008			2008 Compared to 2007
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$(1 392)	$430	$(1 822)	$(1 820)	$490	$(2 310)
Tax exempt loans	(9)	(8)	(1)	(3)	(19)	16
Taxable securities	(482)	(95)	(387)	(479)	(402)	(77)
Nontaxable securities	57	52	5	55	56	(1)
Federal funds sold	(242)	(97)	(145)	(186)	217	(403)
Other earning assets	(359)	(149)	(210)	116	148	(32)
TOTAL	$(2 427)	$133	$(2 560)	$(2 317)	$490	$(2 807)

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$(599)	$(18)	$(581)	$(1 098)	$40	$(1 138)
Time deposits	(791)	155	(946)	(436)	241	(677)
Securities sold under agreements
to repurchase and federal
funds purchased	(107)	(18)	(89)	(186)	(37)	(149)
Advances from FHLB and FRB	141	137	4	36	40	(4)
TOTAL	$(1 356)	$256	$(1 612)	$(1 684)	$284	$(1 968)

NET INTEREST INCOME	$(1 071)	$(123)	$(948)	$(633)	$206	$(839)

NONINTEREST INCOME AND EXPENSE

     As in prior years, fees generated through the bank’s overdraft protection plan continue to be the largest single contributor to the bank’s noninterest income. These fees are included in the service charges on deposit accounts category which totaled $2.2 million for 2009, $2.3 million for 2008 and $2.1 million for 2007. Trust and financial services income, generally the second largest single contributor to noninterest income, decreased slightly in 2009 compared to 2008 due to lower market values which are the basis for fees. VISA/MC fees, typically the third largest single contributor to noninterest income, increased 9.1% in 2009 compared to 2008 due to continuing consumer comfort with electronic transactions and more customers using the Smart Checking product.

     Fees on sales of loans in the secondary market are a source of noninterest income that varies with the market conditions. Our income from this source was $167 thousand in 2009, $93 thousand in 2008 and $197 thousand in 2007.

     Salaries and employee benefits of $5.4 million are about 45% of the total noninterest expense for 2009, a percentage about 9% less when compared to 2008 and 2007. This decrease in salaries and benefits as a percentage of total noninterest expense is due to the increase in total noninterest expense resulting from foreclosures and other real estate related expenses. Though the bank has grown during the past few years, full utilization of personnel has allowed the bank to hold down salaries and benefit costs by holding down the increase in personnel. During 2010, salaries and employee benefits are expected to stay steady or decrease slightly. Some decrease may occur through retirement and attrition. As employees leave, their positions may not be replaced based on management’s assessment of personnel. Due to freezing the pension plan as of October 31, 2009, pension expense will be reduced in 2010 since no further service costs or salary increases for employees are taken into consideration from October 31, 2009 forward. Group health insurance expense is expected to increase slightly and 401(k) expenses will increase as a result of an increased employer match happening in conjunction with the freezing of the pension plan.

     Expenses related to premises and furniture and equipment have increased slightly. The increase is attributable to completion of the Donald S. Smith Financial Center addition to the main branch facility. Advertising and marketing expense decreased 33.8% during 2009. The decrease is in line with management’s effort to control costs. The FDIC assessment increased due to the special assessment and to the current risk based assessment procedures. Foreclosed property expense increased significantly in 2009 as a result of increased numbers of properties, expenses to prepare these properties for selling and holding costs for properties that have not sold.

The other noninterest expense category is the total of approximately 60 separate expense accounts. None of the account balances in this category exceed 1% of gross income of the company for any of the three years presented. Increases are due to the growth in the bank’s customer base and some inflationary increases.

INTEREST RATE SENSITIVITY

     The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2009 (in thousands).

Mature or Reprice
After Three
		Months	After One Year
	Within	But Within	But Within	After
	Three Months	Twelve Months	Five Years	Five Years		Nonsensitive
Interest Earning Assets:
Loans	$36 919	$15 315	$90 041		$92 436	$	- -
Securities	- -	1 005	28 416		3 792		1 100
Federal funds sold	5 950	- -	- -		- -		- -
Other earning assets	53	- -	- -		- -		- -
Total	$42 922	$16 320	$118 457		$96 228		$1 100

Interest-Bearing Liabilities:
Time deposits $100,000 and over	$4 607	$9 020	$31 090	$	- -	$	- -
Other time deposits	9 684	29 850	30 304		- -		- -
Interest bearing demand deposits	49 000	- -	- -		- -		34 516
Savings accounts	- -	- -	- -		- -		38 443
Securities sold under agreements to
repurchase	7 340	- -	- -		- -		- -
Federal Home Loan Bank advances	237	727	2 892		- -		- -
Total	$70 868	$39 597	$64 286	$	- -		$72 959

Rate Sensitivity Gap	$(27 946)	$(23 277)	$54 171		$96 228

Cumulative Gap	$(27 946)	$(51 223)	$2 948		$99 176

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

     During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive. During January, February and March of 2010, $27.9 million more liabilities may reprice or will mature than assets. During April through December of 2010, $23.3 million more liabilities may reprice or will mature than assets. The total effect for 2010 is that $51.2 million more liabilities may reprice or mature than assets. Since rates are not expected to change much during 2010, the management will hold deposit rates steady for the most part and insert floors in loans to help guard the bank’s income.

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2009.

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$9 700	$9 671	$4 987	$4 247	$6 046
Mortgage loans on real estate:
Construction and land development	38 083	55 843	55 042	53 801	41 174
Secured by farm land	1 419	1 380	1 328	1 557	2 381
Secured by 1-4 family residential	102 290	101 253	98 864	103 983	98 408
Secured by multifamily residential	2 070	1 937	1 749	3 733	3 486
Secured by nonfarm nonresidential	71 916	63 943	47 726	46 367	43 019
Consumer loans	9 011	11 970	14 718	16 089	15 549
All other loans	222	457	193	292	372
	$234 711	$246 454	$224 607	$230 069	$210 435

     Due in large part to the state of the real estate market and the resulting economic conditions, the loan portfolio decreased in 2009 compared to the balance at the end of 2008. Guidelines for granting credit have tightened, property appraisals, in many cases, came in lower than expected and a very tentative buyers’ market have all contributed to the decline in loans.

     The bank is projecting and thus has budgeted for an additional decrease in loans during 2010. The economy is expected to continue recovering at a slow pace and unemployment may be the biggest problem in 2010.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2009 that were not disclosed in the table above.

REMAINING MATURITIES OF SELECTED LOANS (in thousands)

Commercial,
	Financial and	Real Estate-
At December 31, 2009	Agricultural	Construction
Loans maturing within one year	$2 106	$19 814
Variable rate loans due after one year	1 182	6 686
Fixed rate loans due after one year through five years	6 296	7 070
Fixed rate loans due after five years	116	4 513
Total maturities	$9 700	$38 083

ALLOWANCE FOR LOAN LOSSES

     The table shown on the next page is an analysis of the company’s allowance for loan losses. Historically, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the company have been very low when compared with the size of the total loan portfolio. Management continually monitors the loan portfolio with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Increases to the allowance were made in 2008 based on the increased risks assessed in the loan portfolio as a result of the housing market conditions and the economic slowdown. Substantial increases were again made to the allowance in 2009, as assessments of the loan portfolio continued to show increased risks. During 2009 and much of 2008, management has monitored the risk in the portfolio almost continually with reporting on a monthly basis compared to the quarterly reporting done previously. Based on experience, the loan policies and the current monitoring program, management believes the allowance for loan losses is adequate but continues to monitor closely and to prepare reporting monthly.

	2009	2008	2007	2006	2005
	(in thousands)
Balance at beginning of period	$4 079	$2 779	$2 423	$2 161	$1 966
Charge-offs:
Commercial, financial and agricultural	23	21	14	- -	30
Real estate – construction	3 957	269	32	- -	- -
Real estate – mortgage	920	1 102	206	- -	- -
Consumer	383	441	252	207	218
Total charge-offs	5 283	1 833	504	207	248
Recoveries:
Commercial, financial and agricultural	5	- -	30	- -	- -
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	2	17	- -	- -	- -
Consumer	225	182	152	138	113
Total recoveries	232	199	182	138	113
Net charge-offs	5 051	1 634	322	69	135
Additions charged to operations	6 690	2 934	678	331	330

Balance at end of period	$5 718	$4 079	$2 779	$2 423	$2 161
Ratio of net charge-offs during the period
to average loans outstanding during
the period	2.11%	0.70%	0.14%	0.03%	0.07%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2009		2008		2007		2006		2005
	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans	Allowance (in thousands)	% Loans in Category to Total Loans
Commercial,
financial and
agricultural	$425	4.13%	$69	3.92%	$35	2.22%	$71	1.85%	$94	2.87%
Mortgage loans on
real estate:
Construction
and land
development	2 328	16.23%	2 182	26.63%	1 025	24.50%	820	23.38%	538	19.57%
Secured by farm
land	107.60%		76.56%		9.59%		12.68%		17	1.13%
Secured by 1-4
family
residential	1 255	43.58%	845	39.38%	924	44.02%	753	45.20%	696	46.76%
Secured by multi-
family
residential	20.88%		16.79%		13.78%		27	1.62%	25	1.66%
Secured by nonfarm
nonresidential	1 275	30.64%	727	23.67%	661	21.25%	478	20.15%	477	20.44%
Consumer loans	146	3.84%	90	4.86%	111	6.55%	248	6.99%	261	7.39%
All other loans	- -	.10%	4.19%		1.09%		1.13%		2.18%
Unallocated	162	- -	70	- -	--	- -	13	- -	51	- -
	$5 718	100.00%	$4 079	100.00%	$2 779	100.00%	$2 423	100.00%	$2 161	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2009		2008	2007	2006		2005
	(in thousands)
Nonaccrual loans		$3 819	$2 669	$1 584		$144	$122
Restructured loans		- -	- -	- -		- -	- -
Foreclosed properties		5 632	1 644	430		- -	- -
Total nonperforming assets		$9 451	$4 313	$2 014		$144	$122

Loans past due 90 days
accruing interest	$	- -	$1 263	$21	$	- -	$65

Allowance for loan losses
to period end loans		2.44%	1.66%	1.24%		1.05%	1.03%

Nonperforming assets to
period end loans and
foreclosed properties		3.93%	1.74%	.89%		.06%	.06%

     Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     At December 31, 2009, other potential problem loans totaled $6.7 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

SECURITIES PORTFOLIO

     Currently the company classifies all securities as available for sale and records these securities at fair value. If the company classified any securities as held to maturity, held to maturity securities would be recorded at amortized cost. The effect of unrealized gains and losses on securities available for sale, net of tax effects, is recognized in stockholders’ equity.

     The schedule below summarizes the carrying value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2009 Carrying Value (in thousands)	Weighted Average Yield	2008 Carrying Value (in thousands)	Weighted Average Yield	2007 Carrying Value (in thousands)	Weighted Average Yield
Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$1 005	1.25%	$5 600	5.03%	$10 501	4.38%
Maturing after one year but
within five years	27 418	2.69%	18 889	4.13%	26 200	5.00%
Municipal obligations:
Maturing within one year	- -		147	3.04%	- -
Maturing after one year but
within five years	999	3.73%	879	3.82%	1 029	3.71%
Maturing after five years	3 791	4.14%	1 963	3.86%	1 842	3.87%
Equity securities with no stated maturity	1 100.46%		1 217.12%		382.35%
Total securities available for sale	$34 313		$28 695		$39 954

DEPOSITS

     Deposits increased 4% in 2009. The bank does have some noncore funding included in the deposit portfolio. The portfolio holds approximately $13 million in brokered certificates of deposit, and as participants in the CDARS program the portfolio holds approximately $10 million in certificates of deposit through that program. Even with only a slight increase in deposits, the bank has increased market share percentages in both Jefferson and Berkeley Counties of West Virginia as of June 30, 2009. We have 32.41% of total deposits in Jefferson County compared to 31.05% in 2008 and 4.28% of total deposits in Berkeley County compared to 4.21% in 2008.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31
	(average balances in thousands)
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$26 490		$27 109		$28 988

Interest-bearing demand deposits	80 842	0.94%	79 591	1.41%	83 916	2.41%
Savings deposits	38 662	0.65%	41 262	1.20%	35 226	1.96%
Time deposits	115 239	3.26%	111 574	4.08%	106 778	4.67%

Total interest-bearing deposits	234 743	2.03%	232 427	2.65%	225 920	3.41%

Total deposits	$261 233		$259 536		$254 908

     At December 31, 2009, time deposits of $100 thousand or more were 16.91% of total deposits compared with 12.50% at December 31, 2008. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2009 are as follows:

Within three months	$4 607
Over three through six months	1 684
Over six months through twelve months	7 336
Over twelve months	31 090

Total	$44 717

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 12.92% and a ratio of Tier 1 capital to risk-weighted assets of 11.65% at December 31, 2009. Both ratios exceed the capital requirements adopted by the federal regulatory agencies.

	2009	2008	2007
(In thousands)
Tier 1 capital:
Common stock	$3 672	$3 672	$3 672
Surplus	3 898	3 851	3 771
Retained earnings	21 931	25 070	24 787
	29 501	32 593	32 230
Less cost of shares acquired for the treasury	2 866	2 837	2 701

Total tier 1 capital	$26 635	$29 756	$29 529
Tier 2 capital:
Allowance for loan losses (1)	2 893	3 019	2 779

Total risk-based capital	$29 528	$32 775	$32 308

Risk-weighted assets	$228 607	$240 471	$227 013

Capital ratios:
Tier 1 risk-based capital ratio	11.65%	12.37%	13.01%
Total risk-based capital ratio	12.92%	13.63%	14.23%
Leverage ratio	8.75%	9.85%	9.99%

     (1) Limited to 1.25% of gross risk-weighted assets.

LIQUIDITY

     Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. This could also be termed the management of the cash flows of an organization. Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s liquidity during 2009 is detailed in the statement of cash flows included in the financial statements.

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2009, the net loss as adjusted has provided cash of $773 thousand. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the section on deposits, we have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash used in investing activities in 2009 is $4 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash provided by financing activities in 2009 is $7.5 million.

     At December 31, 2009, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $42.4 million.

     Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In September 2008, the subsidiary bank borrowed $5 million amortized over five years from the Federal Home Loan Bank. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At December 31, 2009, the subsidiary bank has total credit available through these institutions of approximately $19.5 million.

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

     A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$29 275	$48 726
Standby letters of credit	1 646	2 467

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

     At December 31, 2009, the company had $820 thousand in rate lock commitments to originate mortgage loans.

     Short-Term Borrowings. At December 31, 2009 and 2008, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers. The total of short-term borrowings was $7.3 million on December 31, 2009 and $8.4 million on December 31, 2008.

     The table below presents selected information on these short-term borrowings (in thousands):

	December 31
	2009	2008
Balance outstanding at year end	$7 340	$8 352
Maximum balance at any month-end during the year	$11 311	$10 868
Average balance for the year	$9 218	$9 963
Weighted average rate for the year	1.61%	2.56%
Weighted average rate at year end	1.61%	2.56%
Estimated fair value	$7 340	$8 352

     Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2009:

	Payments (in thousands) Due By Period
			Over	Over
		Less	1 Year	3 Years
		than	through	through
	Total	1 Year	3 Years	5 Years
Long-Term Debt Obligations	$3 856	$964	$2 067	$825

Lease Obligations for Real Estate	$28	$28	$ - -	$ - -

Lease Obligations for Equipment	$24	$24	$ - -	$ - -

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Potomac Bancshares, Inc.
Charles Town, West Virginia

We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Potomac Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia March 30, 2010

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(in thousands, except share data)

	2009	2008
ASSETS
Cash and due from banks	$6 620	$3 754
Interest-bearing deposits in other financial institutions	53	1 282
Federal funds sold	5 950	3 313
Securities available for sale, at fair value	34 313	28 695
Loans held for sale	97	329
Loans, net of allowance for loan losses of $5,718
in 2009 and $4,079 in 2008	228 993	242 375
Premises and equipment, net	8 726	8 015
Other real estate owned, net of valuation allowance
of $303 in 2009 and $0 in 2008	5 632	1 644
Accrued interest receivable	952	1 108
Federal Home Loan Bank of Pittsburgh stock	805	725
Other assets	11 048	9 141

Total Assets	$303 189	$300 381

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$27 953	$25 469
Interest-bearing	236 514	228 619
Total Deposits	$264 467	$254 088
Securities sold under agreements to repurchase	7 340	8 352
Federal Home Loan Bank advances	3 856	4 776
Accrued interest payable	405	481
Other liabilities	1 549	4 880
Commitments and contingent liabilities	- -	- -
Total Liabilities	$277 617	$272 577

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 898	3 851
Undivided profits	21 931	25 070
Accumulated other comprehensive (loss), net	(1 063)	(1 952)
	$28 438	$30 641
Less cost of shares acquired for the treasury, 2009, 281,513 and
2008, 278,086 shares	2 866	2 837
Total Stockholders’ Equity	$25 572	$27 804

Total Liabilities and Stockholders’ Equity	$303 189	$300 381

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share data)

	2009	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$13 801	$15 201	$17 093
Interest on securities available for sale - taxable	933	1 415	1 894
Interest on securities available for sale - nontaxable	148	110	74
Interest on federal funds sold	7	249	435
Other interest and dividends	24	383	195
Total Interest and Dividend Income	$14 913	$17 358	$19 691

Interest Expense:
Interest on deposits	$4 772	$6 162	$7696
Interest on securities sold under agreements to repurchase
and federal funds purchased	148	255	441
Interest on Federal Home Loan Bank and Federal Reserve
Bank advances	201	60	24
Total Interest Expense	$5 121	$6 477	$8 161

Net Interest Income	$9 792	$10 881	$11 530

Provision for Loan Losses	6 690	2 934	678

Net Interest Income after Provision
for Loan Losses	$3 102	$7 947	$10 852

Noninterest Income:
Trust and financial services	$758	$807	$1 085
Service charges on deposit accounts	2 205	2 340	2 102
Visa/MC Fees	563	516	453
Cash surrender value of life insurance	238	240	189
Miscellaneous income	4	246	8
Loss on sale of real estate	- -	(185)	- -
Gain on sale of securities	42	- -	- -
Other operating income	471	391	542
Total Noninterest Income	$4 281	$4 355	$4 379

Noninterest Expenses:
Salaries and employee benefits	$5 351	$5 146	$5 252
Net occupancy expense of premises	570	542	563
Furniture and equipment expenses	948	933	925
Advertising and marketing	176	266	246
FDIC assessment	711	84	30
Printing, stationery and supplies	207	181	212
Foreclosed property expense	759	167	46
ATM and check card expense	326	313	328
Other operating expenses	2 011	1 955	2 101
Total Noninterest Expenses	$11 059	$9 587	$9 703
Income (Loss) Before Income Tax Expense (Benefit)	$(3 676)	$2 715	$5 528
Income Tax Expense (Benefit)	(1 436)	853	1 998

Net Income (Loss)	$(2 240)	$1 862	$3 530

Earnings (Loss) Per Share, basic and diluted	$(.66)	$.55	$1.03

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income (Loss)	Total
Balances, December 31, 2006	$3 672	$3 661	$22 677	$(2 279)	$(1 014)		$26 717

Comprehensive income
Net income – 2007	- -	- -	3 530	- -	- -	$3 530	3 530
Other comprehensive income:
Unrealized holding gains
arising during the period
(net of tax, $159)	- -	- -	- -	- -	306	306	306
Change in benefit obligations
and plan assets for pension
and other postretirement
benefits (net of tax, $97)	- -	- -	- -	- -	194	194	194
Total other comprehensive income						500
Total comprehensive income						$4 030
Purchase of treasury shares:
28,083 shares	- -	- -	- -	(422)	- -		(422)
Stock-based compensation
expense	- -	110	- -	- -	- -		110
Cash dividends – 2007
($.42 per share)	- -	- -	(1 420)	- -	- -		(1 420)
Balances, December 31, 2007	$3 672	$3 771	$24 787	$(2 701)	$(514)		$29 015

Comprehensive income
Net income – 2008	- -	- -	1 862	- -	- -	$1 862	1 862
Other comprehensive (loss):
Unrealized holding gains
arising during the period
(net of tax, $40)	- -	- -	- -	- -	77	77	77
Change in benefit obligations
and plan assets for pension
and other postretirement
benefits (net of tax, $780)	- -	- -	- -	- -	(1 515)	(1 515)	(1 515)
Total other comprehensive (loss)						(1 438)
Total comprehensive income						$424
Purchase of treasury shares:
13,935 shares	- -	- -	- -	(149)	- -		(149)
Sale of treasury shares:
2,040 shares	- -	10	- -	13	- -		23
Stock-based compensation
expense	- -	70	- -	- -	- -		70
Reduction due to change in
pension measurement date
(net of tax, $16)	- -	- -	(31)	- -	- -		(31)
Cash dividends – 2008
($.42 per share)	- -	- -	(1 548)	- -	- -		(1 548)
Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income (Loss)	Total
Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

Comprehensive (loss)
Net (loss) – 2009	- -	- -	(2 240)	- -	- -	$(2 240)	(2 240)
Other comprehensive income:
Unrealized holding losses
arising during the period
(net of tax, $14)	- -	- -	- -	- -	(27)	(27)	(27)
Reclassification for (gains)
included in net income
(net of tax, $14)	- -	- -	- -	- -	(28)	(28)	(28)
Change in benefit obligations
and plan assets for pension
and other postretirement
benefits (net of tax, $486)	- -	- -	- -	- -	944	944	944
Total other comprehensive income						889
Total comprehensive (loss)						$(1 351)
Purchase of treasury shares:
3,427 shares	- -	- -	- -	(29)	- -		(29)
Stock-based compensation
expense	- -	47	- -	- -	- -		47
Cash dividends – 2009
($.27 per share)	- -	- -	(899)	- -	- -		(899)
Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2 240)	$1 862		$3 530
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Provision for loan losses	6 690	2 934		678
Depreciation	573	532		568
Deferred tax (benefit)	(609)	(474)		(250)
(Discount accretion) and premium amortization on securities, net	129	(21)		(63)
(Gain) on sale of securities	(42)	- -		- -
(Gain) loss on sale of other real estate	(473)	185		15
Loss on disposal of premises and equipment	4	5		12
Stock-based compensation expense	47	70		110
Proceeds from sale of loans	8 703	12 153		11 002
Origination of loans for sale	(8 471)	(4 349)		(18 730)
Changes in assets and liabilities:
Decrease in accrued interest receivable	156	258		65
(Increase) in other assets	(1 717)	(418)		(2 212)
(Decrease) increase in accrued interest payable	(76)	(276)		85
(Decrease) increase in other liabilities	(1 901)	304		9
Net cash provided by (used in) operating activities	$773	$12 765		$(5 181)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$5 645	$5 500		$14 470
Proceeds from call of securities available for sale	18 000	22 000		10 035
Proceeds from sale of securities available for sale	3 042	- -		- -
Purchases of securities available for sale	(32 594)	(15 267)		(20 842)
Net (increase) decrease in loans	(2 425)	(26 719)		4 709
Purchases of premises and equipment	(1 288)	(2 315)		(384)
Proceeds from sale of other real estate	5 602	1 815		61
Net cash (used in) provided by investing activities	$(4 018)	$(14 986)		$8 049

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$2 484	$(2 525)		$(1 879)
Net increase in interest-bearing deposits	7 895	3 239		3 475
Net (repayment) proceeds of securities sold under agreements to repurchase	(1 012)	(4 185)		2 011
Net (repayment) proceeds of Federal Home Loan Bank advances	(920)	4 564		(408)
Purchase of treasury shares	(29)	(149)		(422)
Sale of treasury shares	- -	23		- -
Cash dividends	(899)	(1 548)		(1 420)
Net cash provided by (used in) financing activities	$7 519	$(581)		$1 357
Increase (decrease) in cash and cash equivalents	$4 274	$(2 802)		$4 225

CASH AND CASH EQUIVALENTS
Beginning	8 349	11 151		6 926
Ending	$12 623	$8 349		$11 151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5 197	$6 753		$8 076
Income taxes	$41	$1 642		$2 368

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(83)	$117		$465
Change in benefit obligations and plan assets for pension
and other postretirement benefits	$1 430	$(2 295)		$291
Loans transferred to OREO	$8 814	$3 238		$506
Loans made on sale of other real estate owned	$1 568	$775	$	- -

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

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the company intends to sell the security or (2) it is more-likely-than-not that the company will be required to sell the security before recovery of its amortized cost basis. If, however, the company does not intend to sell the security and it is no more-likely-than-not that it will be required to sell the security before recovery, the company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. Management regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that the company would be required to sell the security before recovery.

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

The allowance is based on two basic principles of accounting: (1) losses be accrued when they are probable of occurring and are capable of estimation and (2) losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Allowance for Loan Losses (Continued)

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

Employee Benefit Plans

Summaries of company employee benefit plans are given below:
  The noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements was frozen at October 31, 2009, the end of the plan year. No more participants may enter the plan, and there will be no further increase in benefits due to increases in salaries and years of service.
  A postretirement life insurance plan covers current and future retirees with 25 years of service over the age of 60.
  A postretirement life insurance plan covers certain current retirees who met certain requirements. This plan is not available for future retirees.
  A health care plan covers current retirees who met certain eligibility requirements. This plan is not available for future retirees.
  A 401(k) retirement savings plan is available to all employees meeting certain age and service requirements. The employer match for this plan has been increased with the freezing of the defined benefit plan as described above. Under this plan, the employer may make a discretionary matching contribution each plan year and may also make other discretionary contributions to the plan.
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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in pension and postretirement benefit obligations, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Stock option compensation expense is the estimated fair value of options granted, and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. There were no options granted in 2008 and 2009. The weighted average estimated fair value of stock options granted in the year ended December 31, 2007 was $3.76. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions for grants during 2007: option term until exercise of 10 years, expected volatility of 19.56%, risk-free interest rate of 4.66%, and expected dividend yield of 2.74%. Expected volatility is based on the historic volatility of the company’s stock price over the expected life of the options. We have determined that the expected term for options is their contractual life of 10 years. The risk-free interest rate is the U. S. Treasury zero-coupon issue with a remaining term equal to the expected term of the options granted. The dividend yield is estimated as the ratio of the company’s historical dividends paid per share of common stock to the stock price on the date of grant.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

The company adopted new guidance impacting FASB Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 8 of the company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures. This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period including interim periods after issuance and had no impact on the company’s consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of ASU 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The company will adopt the new guidance in 2010 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

 In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2. Securities

There were no securities held to maturity as of December 31, 2009 and 2008.

The amortized cost and fair value of securities available for sale as of December 31, 2009 and 2008 (in thousands) are as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$28 159	$279	$(15)	$28 423
State and municipal obligations	4 789	56	(55)	4 790
Equity securities	1 100	- -	- -	1 100
	$34 048	$335	$(70)	$34 313

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$23 996	$493	$ - -	$24 489
State and municipal obligations	3 132	8	(151)	2 989
Equity securities	1 217	- -	- -	1 217
	$28 345	$501	$(151)	$28 695

The amortized cost and fair value of the securities available for sale as of December 31, 2009 (in thousands), by contractual maturity, are shown below. The equity securities have no stated maturities.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1 000	$1 005
Due after one year through five years	28 139	28 417
Due after five years	3 809	3 791
Equity securities	1 100	1 100
	$34 048	$34 313

The gross realized gain from the sale of one security was $42 thousand as of December 31, 2009. There were no sales of securities during 2008 or 2007.

Note 2. Securities (Continued)

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 14 accounts in the consolidated portfolio that have losses at December 31, 2009. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2009 and 2008 (in thousands).

	December 31, 2009
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$4 987	$(15)	$	- -	$ - -	$4 987	$(15)
State and municipal obligations	2 746	(55)		- -	- -	2 746	(55)
	$7 733	$(70)	$	- -	$ - -	$7 733	$(70)

	December 31, 2008
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
State and municipal obligations	$2 077	$(151)	$	- -	$ - -	$2 077	$(151)

Securities with a carrying value of $23.6 million and $18.4 million at December 31, 2009 and 2008 were pledged to secure public funds and other balances as required by law.

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $805 thousand at December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

Note 3. Loans and Related Party Transactions

The loan portfolio is composed of the following:

December 31
	2009	2008
(in thousands)
Mortgage loans on real estate:
Construction and land development	$38 083	$65 643
Secured by farm land	1 419	1 380
Secured by 1-4 family residential	102 290	97 064
Secured by multifamily residential	2 070	1 937
Secured by nonfarm nonresidential	71 916	58 332
Commercial loans (except those secured
by real estate)	9 700	9 671
Consumer loans	9 011	11 970
All other loans	222	457
Total loans	$234 711	$246 454
Less: allowance for loan losses	5 718	4 079
	$228 993	$242 375

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $222 thousand and $457 thousand, respectively.

Loans to directors and executive officers of the company or to their associates at December 31, 2009 and 2008 totaled $3.1 million and $3.1 million, respectively. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. During 2009, total principal additions were $849 thousand and total principal payments were $844 thousand.

Note 4. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Balances at beginning of year	$4 079	$2 779	$2 423
Provision charged to operating expense	6 690	2 934	678
Recoveries added to the allowance	232	199	182
Loan losses charged to the allowance	(5 283)	(1 833)	(504)
Balances at end of year	$5 718	$4 079	$2 779

Note 4. Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired loans as of December 31 for each of the years presented (in thousands):

	2009	2008
Impaired loans without a valuation allowance	$12 397	$7 469
Impaired loans with a valuation allowance	14 985	4 245
Total impaired loans	$27 382	$11 714

Valuation allowance related to impaired loans	$3 799	$1 302

Total nonaccrual loans	$3 819	$2 669

Total loans past due ninety days or more and still accruing	$ - -	$1 263

	2009	2008	2007
Average investment in impaired loans	$16 262	$7 770		$1 163
Interest income recognized on impaired loans	$1 233	$471		$48
Interest income recognized on a cash basis on impaired loans	$68	$4	$	- -

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loans at December 31, 2009 and 2008 totaled $1.3 million and $607 thousand, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $58 thousand in 2009 and $36 thousand in 2008.

Note 5. Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2009	2008
(in thousands)
Premises and improvements	$9 516	$8 676
Furniture and equipment	4 630	4 539
	$14 146	$13 215
Less accumulated depreciation	5 420	5 200
	$8 726	$8 015

Depreciation included in operating expense for 2009, 2008 and 2007 was $573 thousand, $532 thousand and $568 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $44.7 million and $31.8 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of all time deposits (in thousands) are as follows:

2010	$53 100
2011	38 678
2012	12 878
2013	4 498
2014	5 401
$114 555

Note 6. Deposits (Continued)

Brokered deposits (all in the form of certificates of deposit) totaled $12.9 million and $9.6 million at December 31, 2009 and 2008, respectively.

Deposits of the company’s directors, executive officers and associates totaled $2.2 million and $1.6 million at December 31, 2009 and 2008, respectively.

Deposits of one public funds entity exceed 5% of the bank’s total deposits.

Note 7. Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which totaled $7.3 million and $8.4 million as of December 31, 2009 and 2008, respectively.

During 2008, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank, five year loan, with an original balance of $5 million and monthly payments of interest and principal with an interest rate of 4.61%.

Principal payments (in thousands) on the note are due as follows:

2010	$964
2011	1 010
2012	1 057
2013	825
$3 856

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $19.5 million at December 31, 2009.

Note 8. Employee Benefit Plans

The company’s defined benefit pension plan, covering full-time employees over 21 years of age upon completion of one year of service, was frozen as of October 31, 2009, the end of the plan year. Benefits will be based on average compensation for the five consecutive full calendar years of service which produces the highest average as of October 31, 2009. No additional participants may enter the plan, and there will be no further increases in benefits due to increases in salaries and years of service.

The company sponsors an unfunded postretirement life insurance plan covering current and future retirees with 25 years of service over the age of 60 and an unfunded health care plan for current retirees that met certain eligibility requirements.

The company sponsors a health care plan covering current retirees who met certain eligibility requirements. This plan is not available for future retirees.

The company sponsors a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the employer to withhold up to the amount allowed by law each calendar year. The company may make a discretionary matching contribution each plan year. The company may also make other discretionary contributions to the plan. The company’s match for this plan has been increased with the freezing of the defined benefit plan as described above. The company made 401(k) matching contributions of $111 thousand, $100 thousand and $92 thousand in 2009, 2008 and 2007, respectively.

The company has entered into contracts with three retirees where the company agrees to pay the participant’s beneficiaries $50,000 upon the participant’s death. The present value of this postretirement benefit has been accrued as of December 31, 2009 in the amount of $131 thousand. While these liabilities are unfunded, life insurance has been obtained by the company to help offset these payments.

Note 8. Employee Benefit Plans (Continued)

Obligations and funded status:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009		2008
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$7 401	$6 374		$547		$536
Service cost	266	344		11		12
Interest cost	447	474		32		30
Actuarial (gain) loss	210	514		1		(6)
Benefits paid	(308)	(305)		(23)		(25)
Curtailment	(1 054)	- -		- -		- -
Benefit obligation, ending	$6 962	$7 401		$568		$547

Change in plan assets:
Fair value of plan assets, beginning	$4 026	$5 303	$	- -	$	- -
Actual return on plan assets	785	(1 457)		- -		- -
Employer contributions	1 118	485		23		25
Benefits paid	(308)	(305)		(23)		(25)
Fair value of plan assets, ending	$5 621	$4 026	$	- -	$	- -

Funded status at end of year	$(1 341)	$(3 375)		$(568)		$(547)
Unrecognized net (gain)	- -	- -		(52)		(53)
Unrecognized transition asset	- -	- -		87		105

Accounts recognized on consolidated
balance sheet as:
Accrued benefit liabilities	$(1 341)	$(3 375)		$(533)		$(495)

Amounts recognized in accumulated other
comprehensive loss consist of:
Net loss (gain)	$1 841	$3 255		$(52)		$(53)
Transition liability	- -	- -		87		104
Deferred tax asset	(626)	(1 107)		(12)		(17)
	$1 215	$2 148		$23		$34

The accumulated benefit obligation for the defined benefit pension plan was $7.0 million and $7.4 million at December 31, 2009 and 2008, respectively.

Note 8. Employee Benefit Plans (Continued)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

				Other
	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(in thousands)			(in thousands)
Components of net periodic benefit cost:
Service cost	$266	$301	$254	$12	$12	$11
Interest cost	447	410	362	32	30	30
Expected return on plan assets	(373)	(313)	(356)	- -	- -	- -
Amortization of net obligation
at transition	- -	- -	- -	17	17	17
Recognized actuarial loss	159	71	40	- -	- -	- -
Net periodic benefit cost	$499	$469	$300	$61	$59	$58

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive loss:
Net loss (gain)	$(201)	$2 319	(274)	$1	$(6)	- -
Transition liability	- -	- -	- -	(17)	(18)	(17)
Deferred tax	481	(789)	91	5	9	6
Amortization of net (gain) loss	(159)	- -	- -	- -	- -	- -
Adjustment to (gain) for curtailment	(1 054)	- -	- -	- -	- -	- -
Total recognized in
accumulated other
comprehensive loss	$(933)	$1 530	$(183)	$(11)	$(15)	$(11)
Total recognized in net periodic
benefit cost and accumulated
other comprehensive loss	$(434)	$1 999	$117	$50	$44	$47

Adjustment (in thousands) to retained earnings due to change in measurement date for the year ended December 31, 2008:
Service cost				$42
Interest cost				64
Expected return on plan assets				(66)
Deferred tax benefit				(16)
Amortization of loss				7

Net period benefit cost				$31

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year approximates $159 thousand. The estimated unrecognized transition liability for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $17 thousand.

Note 8. Employee Benefit Plans (Continued)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.30%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	6.00%	7.50%	- -	- -	- -
Rate of compensation increase	3.00%	3.50%	4.50%	3.00%	3.00%	3.00%

Weighted-average assumptions used to
determine benefit obligations:
Discount rate	6.08%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	3.50%	4.50%	3.00%	3.00%	3.00%

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

The fair value (in thousands) of the company’s pension plan assets at December 31, 2009, by asset category is as follows:

Fair Value Measurement at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical	Inputs	Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash	$194	$194	$ - -	$ - -
Equity securities
U.S. companies	2 749	2 749	- -	- -
International companies	657	657	- -	- -
U. S. Treasury securities	1 175	1 175	- -	- -
Corporate bonds	846	846	- -	- -

Total	$5 621	$5 621	$ - -	$ - -

Note 8. Employee Benefit Plans (Continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	Plan Assets at December 31
	2009	2008
Asset Category
Equities	61%	57%
Fixed income/cash	39%	43%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 50% equities and 50% fixed income/cash and acceptable ranges within these categories of 40% to 60%. The trust fund allocation is reviewed on a monthly basis and rebalanced to within the acceptable ranges as needed. After review of the December 2009 allocations shown above, the funds were rebalanced and within acceptable ranges at January 31, 2010. The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

There is no company common stock included in the equity securities of the pension plan at December 31, 2009 and 2008.

Cash Flow

The company expects to contribute $345 thousand to its pension plan in 2010 and $27 thousand to its postretirement plan in 2010.

The following benefit payments, which reflect future service, are expected to be paid:

		Other
		Postretirement
	Pension Benefits	Benefits
	(in thousands)
2010	$329	$27
2011	356	28
2012	385	30
2013	402	31
2014	421	33
2015-2019	2 401	176

For measurement purposes, a 6.85%, 7.10% and 7.35% annual rate of increase in per capita health care costs of covered benefits was assumed for the retiree health care plan for 2009, 2008 and 2007, with such annual rate of increase gradually declining to 5% in 2013.

Note 8. Employee Benefit Plans (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$62	$(59)
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	3	(4)

Note 9. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	2009		2008		2007
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)		(in thousands)		(in thousands)
Basic (loss) earnings
per share	3 391	$(.66)	3 402	$.55	3 423	$1.03

Effect of dilutive securities:
Stock options	- -		2		8

Diluted (loss) earnings
per share	3 391	$(.66)	3 404	$.55	3 431	$1.03

Stock options for 126,224, 132,620 and 120,534 shares of common stock were not considered in computing diluted earnings per common share for 2009, 2008 and 2007, respectively, because they were anti-dilutive.

Note 10. Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company. This plan permits the issuance of incentive stock options and non-qualified stock options. The plan authorizes the issuance of up to 183,600 shares of common stock. In 2007, the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors.

A summary of option activity under the plan as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life in Years	(in thousands)
Outstanding at beginning of year	132 620	$14.75
Granted	- -	- -
Exercised	- -	- -
Forfeited	(6 396)	14.75
Outstanding at end of year	126 224	$14.75	6	$ - -
Exercisable at end of year	100 323	$14.45	5	$ - -

Note 10. Stock-Based Compensation (Continued)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount changes based on changes in the market value of the company’s stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. The following table summarizes options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price
$11.28	25 826	4.0	$11.28	25 826	$11.28
14.00	34 124	5.0	14.00	29 801	14.00
17.25	35 867	6.0	17.25	26 523	17.25
15.60	30 407	7.0	15.60	18 173	15.60
	126 224			100 323

As of December 31, 2009, there was $50 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period. The unrecognized compensation expense has a weighted average life of two years.

Note 11. Income Taxes

The company files income tax returns in the U. S. Federal jurisdiction and the state of West Virginia. With few exceptions, the company is no longer subject to U. S. Federal, state and local income tax examinations by tax authorities for years prior to 2006.

Net deferred tax assets (in thousands) consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Reserve for loan losses	$1 504	$1 229
Accrued pension expense	456	1 148
Accrued postretirement benefits	238	229
Nonaccrual interest	58	80
Stock option expense	35	35
Home equity closing costs	44	64
Net loan origination fees	50	35
OREO expense	102	11
OREO valuation allowance	103	- -
OREO built in gain	358	- -
	$2 948	$2 831
Deferred tax liabilities:
Depreciation	$108	$114
Securities available for sale	90	119
	$198	$233

Net deferred tax assets	$2 750	$2 598

Note 11. Income Taxes (Continued)

The provision for income taxes charged to operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
	(in thousands)
Current tax (benefit) expense	$(827)	$1 327	$2 248
Deferred tax (benefit)	(609)	(474)	(250)
	$(1 436)	$853	$1 998

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007 due to the following (in thousands):

	2009	2008	2007
Computed “expected” tax (benefit) expense	$(1 250)	$923	$1 880
Increase (decrease) in income taxes resulting from:
Tax exempt income	(146)	(217)	(107)
State income tax (benefit) expense	(163)	123	191
Other	123	24	34
	$(1 436)	$853	$1 998

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions. See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company has approximately $135 thousand in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2009.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2009 and 2008, the aggregate amounts of daily average required balances were approximately $300 thousand for each time period.

The table below presents the contractual obligations of the company as of December 31, 2009 not disclosed in other notes:

	Payments (in thousands) Due By Period
			Over	Over
		Less	1 Year	3 Years
		than	through	through
	Total	1 Year	3 Years	5 Years
Lease Obligations for Real Estate	$28	$28	$ - -	$ - -

Lease Obligations for Equipment	$24	$24	$ - -	$ - -

Note 13. Retained Earnings

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are limited by federal and state regulatory authorities.

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

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2009 and 2008 (in thousands) is as follows:

	2009	2008
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$29 275	$48 726
Standby letters of credit	1 646	2 467

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

At December 31, 2009, the company had rate lock commitments to originate mortgage loans amounting to $820 thousand and mortgage loans held for sale in the amount of $97 thousand. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell the loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 15. Fair Value Measurements

Determination of Fair Value

The company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Note 15. Fair Value Measurements (Continued)

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the company in estimating fair value disclosures for financial instruments:

Cash and Short-Term Investments

The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange traded equities. Instruments generally classified within Level 2 include GSE obligations, corporate bonds, and other securities.

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

Note 15. Fair Value Measurements (Continued)

Short-Term Borrowings

The carrying amounts of borrowings under repurchase agreements and federal funds purchased approximate fair value.

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

At December 31, 2009 and 2008, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The following table presents the balances (in thousands) of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

Fair Value Measurements at December 31
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
2009	$34 313	$ - -	$34 313	$ - -
2008	28 695	- -	28 695	- -

Note 15. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009 and 2008. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of December 31, 2009 and 2008.

Carrying Value at December 31
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans
2009	$11 186	$ - -	$3 311	$7 875
2008	2 943	- -	2 943	- -
OREO
2009	$5 632	$ - -	$5 632	$ - -
2008	1 644	- -	1 644	- -

Note 15. Fair Value Measurements (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$6 673	$6 673	$5 036	$5 036
Federal funds sold	5 950	5 950	3 313	3 313
Securities available for sale	34 313	34 313	28 695	28 695
Loans, net	228 993	236 838	242 375	244 138
Loans held for sale	97	97	329	329
Accrued interest receivable	952	952	1 108	1 108

Financial liabilities:
Deposits	264 467	260 915	254 088	252 521
Securities sold under
agreements to repurchase	7 340	7 340	8 352	8 352
FHLB advances	3 856	4 012	4 776	5 034
Accrued interest payable	405	405	481	481

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

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Note 16. Regulatory Matters (Continued)

The company’s and the bank’s actual capital amounts and ratios are also presented in the table.

			Minimum
			Capital		Minimum To Be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2009:
Total capital (to risk-weighted
assets):
Consolidated	$29 528	12.92%	$18 289	8.0%	N/A	N/A
Bank of Charles Town	$28 293	12.44%	$18 190	8.0%	$22 737	10.0%
Tier 1 capital (to risk-weighted
assets):
Consolidated	$26 635	11.65%	$9 144	4.0%	N/A	N/A
Bank of Charles Town	$25 415	11.18%	$9 095	4.0%	$13 642	6.0%
Tier 1 capital (to average
assets):
Consolidated	$26 635	8.75%	$12 181	4.0%	N/A	N/A
Bank of Charles Town	$25 415	8.38%	$12 133	4.0%	$15 166	5.0%

As of December 31, 2008:
Total capital (to risk-weighted
assets):
Consolidated	$32 775	13.63%	$19 238	8.0%	N/A	N/A
Bank of Charles Town	$31 423	13.14%	$19 133	8.0%	$23 917	10.0%
Tier 1 capital (to risk-weighted
assets):
Consolidated	$29 756	12.37%	$9 619	4.0%	N/A	N/A
Bank of Charles Town	$28 420	11.88%	$9 567	4.0%	$14 350	6.0%
Tier 1 capital (to average
assets):
Consolidated	$29 756	9.85%	$12 081	4.0%	N/A	N/A
Bank of Charles Town	$28 420	9.45%	$12 030	4.0%	$15 038	5.0%

Note 17. Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2009 and 2008
(in thousands)

	2009	2008
ASSETS
Cash	$1		$48
Investment in subsidiary	24 352		26 468
Other assets	1 220		1 288

Total Assets	$25 573		$27 804

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Other liabilities	$1	$	- -
Total Liabilities	$1	$	- -

STOCKHOLDERS’ EQUITY
Common stock	$3 672		$3 672
Surplus	3 898		3 851
Undivided profits	21 931		25 070
Accumulated other comprehensive (loss), net	(1 063)		(1 952)
	$28 438		$30 641
Less cost of shares acquired for the treasury	2 866		2 837
Total Stockholders’ Equity	$25 572		$27 804

Total Liabilities and Stockholders’ Equity	$25 573		$27 804

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Income
Dividends from subsidiary	$977	$2 582	$1 942
Interest income	1	3	1
Total Income	$978	$2 585	$1 943

Expenses
Stock-based compensation expense	$47	$70	$110
Transfer agent expense	15	11	9
Legal fees	11	9	20
Other professional fees	63	43	57
Printing, stationery and supplies	16	14	16
Other operating expenses	145	24	20
Total Expenses	$297	$171	$232

Income before Income Tax (Benefit) and
Equity in Undistributed (Loss) Income
of Subsidiary	$681	$2 414	$1 711

Income Tax (Benefit)	(84)	(32)	(56)

Income before Equity in Undistributed (Loss)
Income of Subsidiary	$765	$2 446	$1 767

Equity in Undistributed (Loss) Income of Subsidiary	(3 005)	(584)	1 763

Net (Loss) Income	$(2 240)	$1 862	$3 530

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2 240)	$1 862	$3 530
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Equity in undistributed loss (income) of
subsidiary	3 005	584	(1 763)
Stock-based compensation expense	47	70	110
Decrease (increase) in other assets	68	(830)	(24)
Increase in other liabilities	1	- -	- -

Net cash provided by operating activities	$881	$1 686	$1 853

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(899)	$(1 548)	$(1 420)
Purchase of treasury shares	(29)	(149)	(422)
Sale of treasury shares	- -	23	- -

Net cash (used in) financing activities	$(928)	$(1 674)	$(1 842)

(Decrease) increase in cash and cash
equivalents	$(47)	$12	$11

CASH AND CASH EQUIVALENTS
Beginning	48	36	25
Ending	$1	$48	$36

Note 18. Subsequent Events

In accordance with ASC 855-10, the company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

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

     In order to ensure that the company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-10 of the Proxy Statement dated April 9, 2010, for the May 18, 2010 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 17 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	51	Employed by bank as of 1/1/01 as President and CEO.

David W. Irvin	Executive Vice President 2004	46	Employed at bank from 2001 to present as Commercial Loan Division Manager.

Gayle Marshall Johnson	Sr. Vice President & Chief Financial Officer 1994	60	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990. Sr. Vice President since 2005.

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

Item 11. Executive Compensation.

     The information contained on pages 12-16 of the Proxy Statement dated April 9, 2010, for the May 18, 2010 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 10-11 of the Proxy Statement dated April 9, 2010, for the May 18, 2010 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
2003 Stock Incentive Plan
amended by shareholders
April 24, 2007	126,224	$14.75	305,336

Item 13. Certain Relationships and Related Transactions.

     The information contained on page 16 of the Proxy Statement dated April 9, 2010, for the May 18, 2010 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The information contained on pages 6-7 of the Proxy Statement dated April 9, 2010, for the May 18, 2010 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

      3.1 Articles of Incorporation of Potomac Bancshares, Inc. filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994, Registration No. 33-80092. Amendments to Articles of Incorporation of Potomac Bancshares, Inc. adopted by shareholders on April 25, 1995 and filed with the West Virginia Secretary of State on May 23, 1995.

      3.2 Amended and Restated Bylaws of Potomac Bancshares, Inc. and subsequent amendments thereto.

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

      14.1 Code of Ethics (for all employees)*

      14.2 Code of Ethics for Senior Financial Officers*

      21 Subsidiaries of the Registrant*

      23.1 Consent of Independent Registered Public Accounting Firm*

      31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer*

      31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer*

      32.1 Section 1350 Certification of Chief Executive Officer*

      32.2 Section 1350 Certification of Chief Financial Officer*

      99.1 Proxy Statement for the 2010 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

            * Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 30, 2010
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 30, 2010
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ Dr. Keith Berkeley	March 30, 2010
Dr. Keith Berkeley, Director

By	/s/ J. Scott Boyd	March 30, 2010
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 30, 2010
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 30, 2010
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 30, 2010
Margaret Cogswell, Director

By	/s/ Mary Clare Eros	March 30, 2010
Mary Clare Eros, Director

By	/s/ William R. Harner	March 30, 2010
William R. Harner, Director

By	/s/ Barbara H. Pichot	March 30, 2010
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 30, 2010
John C. Skinner, Jr., Director

By	/s/ C. Larry Togans	March 30, 2010
C. Larry Togans, Director