Form 10-Q
period 2010-03-31
POTOMAC BANCSHARES INC
filed 2010-05-17
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

3,390,178 as of May 7, 2010

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

March 31, 2010

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, unemployment, pricing in the real estate market, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the possibility of future FDIC assessments, Congressional legislation and similar matters. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)
	March 31 2010	December 31 2009
Assets:
Cash and due from banks	$7 682	$6 620
Interest-bearing deposits in other financial institutions	1	53
Federal funds sold	5 950	5 950
Securities available for sale, at fair value	43 217	34 313
Loans held for sale	454	97

Loans, net of allowance for loan losses of $5,307 and $5,718, respectively	227 030	228 993
Premises and equipment, net	8 593	8 726
Other real estate owned, net of valuation allowance of $268 and $303, respectively	5 805	5 632
Accrued interest receivable	1 132	952
Federal Home Loan Bank of Pittsburgh stock	805	805
Other assets	11 064	11 048

Total Assets	$311 733	$303 189

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$29 042	$27 953
Interest-bearing	242 643	236 514

Total Deposits	271 685	264 467
Securities sold under agreements to repurchase	8 767	7 340
Federal Home Loan Bank advances	3 600	3 856
Accrued interest payable	398	405
Other liabilities	1 335	1 549

Total Liabilities	$285 785	$277 617

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued and outstanding	$3 672	$3 672
Surplus	3 906	3 898
Undivided profits	22 353	21 931
Accumulated other comprehensive (loss), net	(1 117)	(1 063)

	$28 814	$28 438

Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866

Total Stockholders’ Equity	$25 948	$25 572

Total Liabilities and Stockholders’ Equity	$311 733	$303 189

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$3 277	$3 522
Interest on securities available for sale - taxable	196	243
Interest on securities available for sale - nontaxable	49	34
Interest on federal funds sold	1	2
Other interest and dividends	3	9

Total Interest and Dividend Income	$3 526	$3 810

Interest Expense:
Interest on deposits	$1 078	$1 293
Interest on securities sold under agreements to repurchase and federal funds purchased	20	38
Federal Home Loan Bank advances	46	54

Total Interest Expense	$1 144	$1 385

Net Interest Income	$2 382	$2 425

Provision for Loan Losses	310	1 577

Net Interest Income after Provision for Loan Losses	$2 072	$848

Noninterest Income:
Trust and financial services	$210	$175
Service charges on deposit accounts	436	495
Fee income on secondary market loans	6	52
Gain on sale of other real estate	112	53
Visa/MC fees	151	127
Cash surrender value of life insurance	59	58
Other operating income	78	62

Total Noninterest Income	$1 052	$1 022

Noninterest Expenses:
Salaries and employee benefits	$1 260	$1 251
Net occupancy expense of premises	190	132
Furniture and equipment expenses	210	220
Advertising and marketing	22	50
Printing, stationery and supplies	35	75
FDIC assessment	120	44
Foreclosed property expense	181	179
ATM and check card expenses	64	95
Impairment loss on CFSI stock	—	117
Other operating expenses	427	463

Total Noninterest Expenses	$2 509	$2 626

Income (Loss) before Income Tax Expense (Benefit)	$615	$(756)
Income Tax Expense (Benefit)	193	(338)

Net Income (Loss)	$422	$(418)

Earnings (Loss) Per Share, basic and diluted	$.12	$(.12)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands, except share and per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income/(Loss)	Total
Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

Comprehensive (loss)
Net (loss)	—	—	(418)	—	—	$(418)	(418)
Other comprehensive (loss):
unrealized holding (losses) arising during the period (net of tax, $31)	—	—	—	—	(61)	(61)	(61)

Total comprehensive (loss)						$(479)

Purchase of treasury shares: 3,427 shares	—	—	—	(29)	—		(29)

Stock-based compensation expense	—	12	—	—	—		12

Cash dividends ($.12 per share)	—	—	(398)	—	—		(398)

Balances, March 31, 2009	$3 672	$3 863	$24 254	$(2 866)	$(2 013)		$26 910

Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

Comprehensive income
Net income	—	—	422	—	—	$422	422
Other comprehensive income:
unrealized holding (losses) arising during the period (net of tax, $28)	—	—	—	—	(54)	(54)	(54)

Total comprehensive income						$368

Stock-based compensation expense	—	8	—	—	—		8

Balances, March 31, 2010	$3 672	$3 906	$22 353	$(2 866)	$(1 117)		$25 948

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 2010	March 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$422	$(418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	310	1 577
Depreciation	143	128
Discount accretion and premium amortization on securities, net	44	21
Gain on sale of other real estate	(112)	(53)
Stock-based compensation expense	8	12
Proceeds from sale of loans	209	2 313
Origination of loans for sale	(566)	(2 464)
Changes in assets and liabilities:
Increase in accrued interest receivable	(180)	(21)
Decrease in other assets	11	106
(Decrease) increase in accrued interest payable	(7)	24
Decrease in other liabilities	(214)	(1 360)

Net cash provided by (used in) operating activities	$68	$(135)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$—	$2 000
Proceeds from call of securities available for sale	7 000	5 000
Purchase of securities available for sale	(16 029)	(11 972)
Net decrease (increase) in loans	683	(1 238)
Purchases of premises and equipment	(10)	(700)
Proceeds from sale of other real estate	909	2 093

Net cash used in investing activities	$(7 447)	$(4 817)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$1 089	$(334)
Net increase in interest-bearing deposits	6 129	10 190
Net proceeds of securities sold under agreements to repurchase and federal funds purchased	1 427	2 959
Net repayment of Federal Home Loan Bank advances	(256)	(226)
Purchase of treasury shares	—	(29)
Cash dividends	—	(398)

Net cash provided by financing activities	$8 389	$12 162

Increase in cash and cash equivalents	$1 010	$7 210

CASH AND CASH EQUIVALENTS
Beginning	12 623	8 349

Ending	$13 633	$15 559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 151	$1 361

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	$(82)	$(92)

Loans transferred to other real estate owned	$970	$2 085

Loans made on sale of other real estate owned	$230	$448

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009, and the results of operations, cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2010 and 2009. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2009. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the “company”) and its wholly-owned subsidiary, Bank of Charles Town (the “bank”), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

2. Stock-Based Compensation

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

Incremental stock-based compensation expense recognized for the three month periods ending March 31, 2010 and 2009 was $8 thousand and $12 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first quarters of 2010 and 2009.

Stock option plan activity for the three months ended March 31, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	126 224	$14.75
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Options outstanding, March 31, 2010	126 224	14.75	5	$—

Options exercisable, March 31, 2010	113 399	14.59	5	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount changes based on changes in the market value of the company’s stock.

As of March 31, 2010 there was $41 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2010 and December 31, 2009 (in thousands) are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$37 145	$211	$(73)	$37 283
State and municipal obligations	4 788	73	(27)	4 834
Equity securities	1 100	—	—	1 100

	$43 033	$284	$(100)	$43 217

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$28 159	$279	$(15)	$28 423
State and municipal obligations	4 789	56	(55)	4 790
Equity securities	1 100	—	—	1 100

	$34 048	$335	$(70)	$34 313

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 16 accounts in the consolidated portfolio that have losses at March 31, 2010. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$16 932	$(73)	$—	$—	$16 932	$(73)
State and municipal obligations	1 642	(28)	—	—	1 642	(28)

Total	$18 574	$(101)	$—	$—	$18 574	$(101)

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S.Government agencies	$4 987	$(15)	$—	$—	$4 987	$(15)
State and municipal obligations	2 746	(55)	—	—	2 746	(55)

Total	$7 733	$(70)	$—	$—	$7 733	$(70)

3. Securities (Continued)

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $805 thousand at March 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the company does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

4. Loans

The loan portfolio, stated at face amount, is composed of the following:

	March 31 2010	December 31 2009
(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$31 946	$38 083
Secured by farmland	1 447	1 419
Secured by 1-4 family residential	97 973	102 290
Secured by multifamily residential	2 045	2 070
Secured by nonfarm nonresidential	80 165	71 916
Commercial and industrial loans (except those secured by real estate)	9 337	9 700
Consumer loans	8 186	9 011
All other loans	1 238	222

Total loans	$232 337	$234 711
Less: allowance for loan losses	5 307	5 718

	$227 030	$228 993

5. Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 2010	December 2009	March 2009
Balance at beginning of period	$5 718	$4 079	$4 079
Provision charged to operating expense	310	6 690	1 577
Recoveries added to the allowance	71	232	81
Loan losses charged to the allowance	(792)	(5 283)	(859)

Balance at end of period	$5 307	$5 718	$4 878

The following is a summary of information pertaining to impaired loans at March 31, 2010 and December 31, 2009 (in thousands):

	March 2010	December 2009

Impaired loans without a valuation allowance	$11 517	$12 397
Impaired loans with a valuation allowance	13 559	14 985

Total impaired loans	$25 076	$27 382

Valuation allowance related to impaired loans	$3 156	$3 799

5. Allowance for Loan Losses (Continued)

Total nonaccrual loans	$3 177	$3 819

Average investment in impaired loans	$18 934	$16 262

Interest income recognized on impaired loans	$297	$1 233

Interest income recognized on a cash basis on impaired loans	$—	$68

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure at March 31, 2010 and December 31, 2009 totaled $1.2 million and $1.3 million, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $85 thousand for the first quarter of 2010 and $58 thousand in 2009.

6. Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31 2010	March 31 2009	March 31 2010	March 31 2009
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$75	$3	$3
Interest cost	103	103	9	8
Expected return on plan assets	(115)	(79)	—	—
Amortization of net obligation at transition	—	—	4	4
Recognized net actuarial loss	24	18	—	—

Net periodic benefit cost	$12	$117	$16	$15

Employer Contribution

The company anticipates the 2010 contribution for the pension plan will approximate $345 thousand. The company has made payments of $301 thousand as of March 31, 2010. The company has made payments of $6 thousand for the other postretirement benefit plans for the first three months of 2010 and anticipates remaining payments for 2010 to total $16 thousand.

7. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on March 31, 2010 and March 31, 2009 earnings per share.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$.12	3 391 549	$(.12)

Effect of dilutive securities:
Stock options	—		—

Diluted earnings per share	3 390 178	$.12	3 391 549	$(.12)

For the quarter ended March 31, 2010, stock options representing 126,224 average shares and for the quarter ended March 31, 2009, stock options representing 132,348 average shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

8. Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

9. Fair Value Measurements

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

9. Fair Value Measurements (Continued)

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

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity fixed rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

The carrying amounts of borrowings under repurchase agreements and federal funds purchased approximate fair value.

9. Fair Value Measurements (Continued)

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

At March 31, 2010 and December 31, 2009, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$7 683	$7 683	$6 673	$6 673
Federal funds sold	5 950	5 950	5 950	5 950
Securities available for sale	43 217	43 217	34 313	34 313
Loans, net	227 030	228 169	228 993	236 838
Loans held for sale	454	454	97	97
Accrued interest receivable	1 132	1 132	952	952

Financial liabilities:
Deposits	271 685	271 756	264 467	260 915
Securities sold under agreements to repurchase	8 767	8 767	7 340	7 340
FHLB advances	3 600	3 600	3 856	4 012
Accrued interest payable	398	398	405	405

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

9. Fair Value Measurements (Continued)

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

Fair Value Measurements at March 31, 2010 Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$43 217	$—	$43 217	$—

Fair Value Measurements at December 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$34 313	$—	$34 313	$—

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2010 and December 31, 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

9. Fair Value Measurements (Continued)

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of March 31, 2010 and December 31, 2009.

Carrying Value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$10 403	$—	$10 403	$—
OREO	5 805	—	5 805	—

Carrying Value at December 31, 2009
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Impaired Loans	$11 186	$—	$3 311	$7 875
OREO	5 632	—	5 632	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FINANCIAL OVERVIEW

There is a sense of optimism as management evaluates the potential for 2010. We have produced two consecutive profitable quarters in tough economic times. There are indicators that point to improved economic conditions. Housing prices have leveled and are actually slightly increasing in some metropolitan areas. Metro areas also find consumers are returning to spending on items that are not necessities. Management is still of the opinion that any growth will be gradual at best. The good news is that the growth seems to have started.

Eliminating dividends starting in the fourth quarter and making record contributions to our loan loss provision were tough decisions for management to make in 2009. However, those decisions will go a long way to fortifying our capital and in our return to profitability and to normal banking operations. Asset quality has improved and management is confident the bank is adequately reserved against losses on non performing assets. Loan personnel have taken steps to minimize the effects of the low interest rate environment. They have built in interest rate floors on new loans and existing loans that are being renewed. Management has emphasized the need for every employee to reduce expenses wherever reasonably possible. Interest rates on deposits have been decreased to control interest expense.

Total assets have increased $8.5 million or 2.8% from the December 2009 total of $303.2 million to $311.7 million at March 31, 2010. Cash and due from banks increased approximately $1 million. Securities have increased approximately $9 million. Cash is being kept on hand in larger amounts for liquidity purposes. The security increase was the result of replacing securities that had matured or been called in the first quarter of 2010 and adding additional securities to provide a better return than Federal funds while still meeting liquidity needs. Loans have decreased approximately $2 million from the December 2009 total of $229 million to $227 million at March 31, 2010. The loan decrease can be attributed to minimal loan demand and the pay down of existing loans.

Total deposits have increased $7.2 million or 2.7% at March 31, 2010 compared to December 31, 2009. Noninterest-bearing deposits have increased 3.9% and interest-bearing deposits have increased 2.6% during the first quarter of 2010. The increase in deposits is believed to be a result of economic conditions as customers seem to be saving more or spending less depending on their personal motivation. Daily cash management accounts have increased 19.4% since December 31, 2009. Other liabilities decreased 13.82%.

The March 31, 2010 annualized return (loss) on average assets is .55% compared to (.74)% at December 31, 2009. At March 31, 2010 the annualized return (loss) on average equity is 6.50% compared to (8.53)% at December 31, 2009. The Tier 1 capital to average assets ratio (leverage capital ratio) is 8.76% at March 31, 2010 compared to 8.75% at December 31, 2009. The Tier 1 capital to total risk weighted assets ratio is 11.75% at March 31, 2010 compared to 11.65% at December 31, 2009. The total capital to risk weighted assets ratio is 13.02% at March 31, 2010 compared to 12.92% at December 31, 2009. All capital ratios are within the regulatory guidelines.

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$29 975	13.02%	$18 423	8.00%
Tier 1 capital to risk weighted assets	$27 066	11.75%	$9 211	4.00%
Tier 1 capital to average assets	$27 066	8.76%	$12 353	4.00%

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Written reports are prepared on a monthly basis for all loans including commercial loans graded below a certain level and are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

As a result of the regular loan reviews by management, the reserve increased when comparing data as of March 31, 2010 to March 31, 2009. This is reflected in the allowance for loan loss to period end loans ratios for these same quarter ends. The increase over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions. Most of the loans foreclosed upon or currently in nonaccrual status are related to the housing industry. They include loans to consumers who can no longer afford to make their mortgage payments and commercial clients who have housing projects in various stages of completion that are not selling or cannot be completed due to lack of cash and/or borrowing capacity. In comparing data for the loan loss reserve for the March 31, 2010 quarter end to December 31, 2009 information, the reserve has decreased. This represents the gradual improvement in the status of problem assets as management continues to review these assets on a regular basis.

	March 31 2010	December 31 2009	March 31 2009
Balance at beginning of period	$5 718	$4 079	$4 079
Charge-offs:
Commercial, financial and agricultural	—	23	—
Real estate – construction	346	3 957	662
Real estate – mortgage	357	920	107
Consumer	89	383	90

Total charge-offs	792	5 283	859

Recoveries:
Commercial, financial and agricultural	—	5	5
Real estate – construction	—	—	—
Real estate – mortgage	6	2	1
Consumer	65	225	75

Total recoveries	71	232	81

Net charge-offs	721	5 051	778
Provision charged to operations	310	6 690	1 577

Balance at end of period	$5 307	$5 718	$4 878

Ratio of net charge-offs during the period to average loans outstanding during the period	.31%	2.11%	.32%

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

	March 31 2010	December 31 2009	March 31 2009
Nonaccrual loans	$3 177	$3 819	$2 771
Restructured loans	—	—	—
Foreclosed properties	5 805	5 632	1 689

Total nonperforming assets	$8 982	$9 451	$4 460

Loans past due 90 days accruing interest	$—	$—	$250

Allowance for loan losses to period end loans	2.28%	2.44%	1.99%

Nonperforming assets to period end loans and foreclosed properties	3.77%	3.93%	1.81%

At March 31, 2010, other potential problem loans total $6.6 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the three months ended March 31, 2010 and 2009 are highlighted below.

•

Net income in 2010 is 201% more than the 2009 net loss. Even though net interest income decreased 1.8% at March 31, 2010 compared to March 31, 2009, the driving factors for net income rather than loss at March 31, 2010 compared to March 31, 2009, include a significant reduction in the loan loss provision, gains on the sale of OREO properties and decreases in noninterest expenses.

•

At March 31, 2010, total interest and dividend income is down 7.5% compared to March 31, 2009. The continued drop in interest rates in 2009 and 2010 is the predominant reason for the decrease. A slight reduction in the loan portfolio also contributed to the decrease.

•

At March 31, 2010, interest expense was 17.4% below 2009 expense for the same time period. As with income, the decrease in expense is primarily due to the decrease in interest rates since interest bearing deposit balances actually increased. The lower overall average balance in daily cash management accounts and a lower balance on the FHLB advance due to the continued pay down of the advance contributed to the decrease in interest expense.

•

Net interest margin at March 31, 2010 is 3.47%, down slightly from the December 31, 2009 figure of 3.53% and March 31, 2009 figure of 3.52%. During the first three months of 2010, the overall average rate on loans dropped slightly from 5.78% at December 31, 2009 to 5.74% at March 31, 2010. The overall rate on loans at March 31, 2009 was 5.83%. During this same period the overall average rate being paid on deposits decreased to 1.81% from 2.03% at December 31, 2009 and 2.27% at March 31, 2009.

Noninterest income increased 2.9% for the three months ended March 31, 2010 compared to March 31, 2009. Some significant income items are listed here.

•	Trust and financial services income has increased 20% in 2010 compared to 2009 due to some increase in market values and increased investment activity.

•

Gain on sale of OREO has increased 111.3%. The increase is partly due to a larger volume of properties available for sale in 2010. The more significant factor is management aggressively marketing and working with real estate professionals to sell the bank’s troubled assets.

•

Visa and Mastercard fees have increased 18.9%. The primary reason for the increase is usage of Visa check cards. Management believes the requirements for usage associated with the Smart Checking are a primary reason for the increased usage.

•

Service charges on deposit accounts have decreased 11.9% in 2010 over 2009. The bulk of this change is decrease in income from overdraft fees and return check charges. Management believes customers have become wiser in use of their bank accounts and are incurring fewer overdraft and return check charges.

•	Fee income on secondary market loans has decreased 88.5%. The real estate market drives this income. The real estate market has been well below normal and affecting this market for some time now.

Noninterest expense decreased about 4.5% for the three months ended March 31, 2010 compared to the same period in 2009. Some details are listed below.

•

Occupancy expense has increased 43.9%. Depreciation expense increased due to the Smith Building addition. Other factors include a significant increase in grounds maintenance for snow removal and related expenses during the inclement winter weather and some increase in utilities from the combination of the addition and the colder winter temperatures.

•	Salaries and employee benefits for the first three months of 2010 have increased only slightly compared to the first three months of 2009. There were no salary increases given for calendar year 2010.

•

Advertising and marketing expenses have decreased 56% in 2010 compared to 2009. The conscious effort to reduce costs, including discontinuing or reducing advertising in some media, has contributed to this reduction in expense.

•	Printing, stationery and supplies expense decreased 53.3%. Again, management’s emphasis on cost control is the predominate factor for this decrease.

•

ATM and check card expenses have decreased 32.6% in the first three months of 2010 compared to the same time period in 2009. During the first quarter of 2009, the bank paid for card replacement for customers due to several large fraudulent card situations. There were no such expenses in 2010.

•

The FDIC assessment has increased 172.7% in the first quarter of 2010 as compared to the same quarter in 2009. The FDIC increased assessment rates to address the losses associated with the many bank closings in 2009.

•

Other noninterest expenses have decreased 4.1% at March 31, 2010 compared to March 31, 2009. There are no significant changes, but slight decreases in many expenses. The overall decrease can be attributed to an emphasis in controlling costs in the current economic environment.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2010.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through March 31, 2010 net income as adjusted has provided cash of $68 thousand. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and loan payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash used in investing activities through March 31, 2010 is $7.4 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash provided by financing activities as of March 31, 2010 is $8.4 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $19 million at multiple institutions including the Federal Home Loan Bank of Pittsburgh.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
January 1 through January 31	NONE	—	283 553	62 515
February 1 through February 28	NONE	—	283 553	62 515
March 1 through March 31	NONE	—	283 553	62 515

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

Item 4.	(Removed and Reserved)

Item 5.	Other Information

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

Date: May 14, 2010	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: May 14, 2010	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer