Form 10-Q
period 2010-06-30
POTOMAC BANCSHARES INC
filed 2010-08-16
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

3,390,178 as of August 7, 2010

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2010

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2010 and 2009 and for the Six Months ended June 30, 2010 and 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	7 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16 - 20

Item 4.	Controls and Procedures.	21

Part II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 4.	(Removed and Reserved).	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	22

Signatures		23

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

The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, unemployment, pricing in the real estate market, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the possibility of future FDIC assessments, Congressional legislation and similar matters (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act). We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30	December 31
	2010	2009
Assets:
Cash and due from banks	$13,278	$6,620
Interest-bearing deposits in other financial institutions	—	53
Federal funds sold	1,875	5,950
Securities available for sale, at fair value	39,680	34,313
Loans held for sale	—	97
Loans, net of allowance for loan losses of $5,577 and $5,718, respectively	221,460	228,993
Premises and equipment, net	8,485	8,726
Other real estate owned, net of valuation allowance of $258 and $303, respectively	6,647	5,632
Accrued interest receivable	991	952
Federal Home Loan Bank of Pittsburgh stock	805	805
Other assets	10,703	11,048

Total Assets	$303,924	$303,189

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$27,650	$27,953
Interest-bearing	235,427	236,514

Total Deposits	263,077	264,467
Securities sold under agreements to repurchase	7,609	7,340
Federal Home Loan Bank advances	3,307	3,856
Accrued interest payable	393	405
Other liabilities	3,011	1,549

Total Liabilities	$277,397	$277,617

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued and outstanding	$3,672	$3,672
Surplus	3,915	3,898
Undivided profits	22,791	21,931
Accumulated other comprehensive (loss), net	(985)	(1,063)

	$29,393	$28,438
Less cost of shares acquired for the treasury, 281,513 shares	2,866	2,866

Total Stockholders’ Equity	$26,527	$25,572

Total Liabilities and Stockholders’ Equity	$303,924	$303,189

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$3,269	$3,509	$6,546	$7,031
Interest on securities available for sale – taxable	216	254	412	497
Interest on securities available for sale – nontaxable	49	37	98	71
Interest on federal funds sold	1	1	2	3
Other interest and dividends	4	4	7	13

Total Interest and Dividend Income	$3,539	$3,805	$7,065	$7,615

Interest Expense:
Interest on deposits	$1,023	$1,210	$2,101	$2,503
Interest on securities sold under agreements to repurchase and federal funds purchased	20	38	40	76
Federal Home Loan Bank advances	15	52	61	106

Total Interest Expense	$1,058	$1,300	$2,202	$2,685

Net Interest Income	$2,481	$2,505	$4,863	$4,930
Provision for Loan Losses	461	1,560	771	3,137

Net Interest Income after Provision for Loan Losses	$2,020	$945	$4,092	$1,793

Noninterest Income:
Trust and financial services	$227	$189	$437	$364
Service charges on deposit accounts	478	539	914	1,034
Fee income on secondary market loans	18	56	24	108
Gain (loss) on sale of other real estate	30	(18)	142	36
Visa/MC Fees	178	140	329	267
Cash surrender value of life insurance	59	60	118	118
Other operating income	103	81	181	142

Total Noninterest Income	$1,093	$1,047	$2,145	$2,069

Noninterest Expenses:
Salaries and employee benefits	$1,142	$1,293	$2,402	$2,544
Net occupancy expense of premises	144	141	334	273
Furniture and equipment expenses	227	247	437	467
Impairment loss on CFSI stock	—	—	—	117
FDIC assessment	154	190	274	234
Printing, stationery and supplies	67	45	102	120
ATM and check card expenses	71	89	135	184
Foreclosed property expense	110	539	291	718
Other operating expenses	546	590	995	1,103

Total Noninterest Expenses	$2,461	$3,134	$4,970	$5,760

Income (Loss) before Income Tax Expense (Benefit)	$652	$(1,142)	$1,267	$(1,898)
Income Tax Expense (Benefit)	214	(508)	407	(846)

Net Income (Loss)	$438	$(634)	$860	$(1,052)

Earnings (Loss) Per Share, basic and diluted	$.13	$(.19)	$.25	$(.31)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(in thousands, except share and per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income/(Loss)	Total

Balances, December 31, 2008	$3,672	$3,851	$25,070	$(2,837)	$(1,952)		$27,804
Comprehensive (loss)
Net (loss)	—	—	(1,052)	—	—	$(1,052)	(1,052)
Other comprehensive (loss): unrealized holding (losses) arising during the period (net of tax, $59)	—	—	—	—	(115)	(115)	(115)

Total comprehensive (loss)						$(1,167)

Purchase of treasury shares: 3,427 shares	—	—	—	(29)	—		(29)

Stock-based compensation expense	—	24	—	—	—		24

Cash dividends ($.24 per share)	—	—	(797)	—	—		(797)

Balances, June 30, 2009	$3,672	$3,875	$23,221	$(2,866)	$(2,067)		$25,835

Balances, December 31, 2009	$3,672	$3,898	$21,931	$(2,866)	$(1,063)		$25,572

Comprehensive income
Net income	—	—	860	—	—	$860	860
Other comprehensive income: unrealized holding gains arising during the period (net of tax, ($40)	—	—	—	—	78	78	78

Total comprehensive income						$938

Stock-based compensation expense	—	17	—	—	—		17

Balances, June 30, 2010	$3,672	$3,915	$22,791	$(2,866)	$(985)		$26,527

See Notes to Consolidated Financial Statement

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30 2010	June 30 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$860	$(1,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	771	3,137
Depreciation	282	272
Valuation allowance for other real estate	16	—
Discount accretion and premium amortization on securities, net	82	61
Gain on sale of other real estate	(142)	(36)
Loss on disposal of fixed assets	2	5
Stock compensation expense	17	24
Proceeds from sale of loans	1,091	4,932
Origination of loans for sale	(994)	(5,603)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(39)	109
Decrease (increase) in other assets	303	(132)
Decrease in accrued interest payable	(12)	(7)
Increase (decrease) in other liabilities	1,462	(1,896)

Net cash provided by (used in) operating activities	$3,699	$(186)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$—	$4,500
Proceeds from call of securities available for sale	19,545	8,000
Purchase of securities available for sale	(24,875)	(23,487)
Net decrease (increase) in loans	4,520	(196)
Purchases of premises and equipment	(42)	(1,026)
Proceeds from sale of other real estate	1,353	2,426

Net cash provided by (used in) investing activities	$501	$(9,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	$(303)	$2,198
Net (decrease) increase in interest-bearing deposits	(1,087)	4,328
Net purchase of securities sold under agreements to repurchase and federal funds purchased	269	1,503
Net repayment of Federal Home Loan Bank advances	(549)	(455)
Purchase of treasury shares	—	(29)
Cash dividends	—	(797)

Net cash (used in) provided by financing activities	$(1,670)	$6,748

Increase (decrease) in cash and cash equivalents	$2,530	$(3,221)
CASH AND CASH EQUIVALENTS
Beginning	12,623	8,349

Ending	$15,153	$5,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,214	$2,692

Income taxes	$—	$41

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$118	$(174)

Loans transferred to other real estate owned	$2,226	$6,013

Loans made on sale of other real estate	$298	$448

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009, the results of operations for the three months and six months ended June 30, 2010 and 2009, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2010 and 2009. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2009. The results of operations for the three month and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Potomac Bancshares, Inc. (the “company”) and its wholly-owned subsidiary, Bank of Charles Town (the “bank”), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

In preparing these financial statements the company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

Incremental stock-based compensation expense recognized for the six month periods ending June 30, 2010 and 2009 was $17 thousand and $24 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first six months of 2010 and 2009.

Stock option plan activity for the six months ended June 30, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	126,224	$14.75
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Options outstanding, June 30, 2010	126,224	14.75	5	$—

Options exercisable, June 30, 2010	113,399	14.59	5	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount changes based on changes in the market value of the company’s stock.

As of June 30, 2010 there was $33 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining five year average service period.

3.	Securities

The amortized cost and fair value of securities available for sale as of June 30, 2010 and December 31, 2009 (in thousands) are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$33,153	$328	$(1)	$33,480
State and municipal obligations	5,043	76	(19)	5,100
Equity securities	1,100	—	—	1,100

	$39,296	$404	$(20)	$39,680

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$28,159	$279	$(15)	$28,423
State and municipal obligations	4,789	56	(55)	4,790
Equity securities	1,100	—	—	1,100

	$34,048	$335	$(70)	$34,313

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 5 accounts in the consolidated portfolio that have losses at June 30, 2010. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$1,017	$(1)	$—	$—	$1,017	$(1)
State and municipal obligations	1,951	(19)	—	—	1,951	(19)

Total	$2,968	$(20)	$—	$—	$2,968	$(20)

3.	Securities (Continued)

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies	$4,987	$(15)	$—	$—	$4,987	$(15)
State and municipal obligations	2,746	(55)	—	—	2,746	(55)

Total	$7,733	$(70)	$—	$—	$7,733	$(70)

The company investment in Federal Home loan Bank (“FHLB”) stock totaled $805 thousand at June 30, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBs temporary suspension of repurchases of excess capital stock in 2009, the company does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

4.	Loans

The loan portfolio, stated at face amount, is composed of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$29,573	$38,083
Secured by farmland	871	1,419
Secured by 1-4 family residential	98,283	102,290
Secured by multifamily residential	2,037	2,070
Secured by nonfarm nonresidential	80,119	71,916
Commercial and industrial loans (except those secured by real estate)	7,531	9,700
Consumer loans	7,703	9,011
All other loans	920	222

Total loans	$227,037	$234,711
Less: allowance for loan losses	5,577	5,718

	$221,460	$228,993

5.	Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 30, 2010	December 31, 2009	June 30, 2009
Balance at beginning of period	$5,718	$4,079	$4,079

Provision charged to operating expense	771	6,690	3,137
Recoveries added to the allowance	122	232	127
Loan losses charged to the allowance	(1,034)	(5,283)	(3,524)

Balance at end of period	$5,577	$5,718	$3,819

5.	Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired loans at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$11,284	$12,397
Impaired loans with a valuation allowance	14,145	14,985

Total impaired loans	$25,429	$27,382

Valuation allowance related to impaired loans	$3,556	$3,799

Total nonaccrual loans	$3,094	$3,819

Average investment in impaired loans	$22,222	$16,262

Interest income recognized on impaired loans	$617	$1,233

Interest income recognized on a cash basis on impaired loans	$0	$68

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans are evaluated in relation to the ability of the customer to meet the agreed upon terms of the loan and are evaluated by the value of collateral pledged to secure the loan. Impaired loans without a valuation allowance have sufficient collateral value to cover the outstanding balance of the loan.

Total nonaccrual loans as reported in the above table include impaired and non-impaired loans. Nonaccrual loans excluded from the above impaired loan disclosure at June 30, 2010 and December 31, 2009 totaled $1.1 million and $1.3 million, respectively. If interest had been accrued on the nonaccrual loans excluded from the impaired loan disclosure, such income would have approximated $34 thousand for the first half of 2010 and $58 thousand in 2009.

6.	Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30 2010	June 30 2009	June 30 2010	June 30 2009
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$151	$6	$6
Interest cost	207	205	17	15
Expected return on plan assets	(230)	(157)	—	—
Amortization of net obligation at transition	—	—	9	9
Recognized net actuarial loss	48	36	—	—

Net periodic benefit cost	$25	$235	$32	$30

The company’s defined benefit pension plan was frozen as of October 31, 2009. Benefits of all existing participants stopped accruing and no new participants could be admitted to the plan after that date. The results of the freeze can be seen in the changes in service cost and net periodic benefit cost of the pension plan between the periods ending June 30, 2009 and June 30, 2010.

6.	Employee Benefit Plans (continued)

Employer Contribution

The company anticipates the 2010 contribution for the pension plan will approximate $345 thousand. The company has made payments of $316 thousand as of June 30, 2010. The company has made payments of $10 thousand for the other postretirement benefit plans for the first six months of 2010 and anticipates remaining payments for 2010 to total $12 thousand.

7.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on June 30, 2010 and June 30, 2009 earnings per share.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3,390,178	$.25	3,390,860	$(.31)

Effect of dilutive securities:
Stock options	—		—

Diluted earnings per share	3,390,178	$.25	3,390,860	$(.31)

For the six months ended June 30, 2010, stock options representing 126,224 shares and for the six months ended June 30, 2009, stock options representing 131,474 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

8.	Recent Accounting Pronouncements (Continued)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning after December 15, 2010. The company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

9.	Fair Value Measurements (Continued)

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

9.	Fair Value Measurements (Continued)

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

At June 30, 2010 and December 31, 2009, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$13,278	$13,278	$6,673	$6,673
Federal funds sold	1,875	1,875	5,950	5,950
Securities available for sale	39,680	39,680	34,313	34,313
Loans, net	221,460	219,010	228,993	236,838
Loans held for sale	—	—	97	97
Accrued interest receivable	991	991	952	952
Financial liabilities:
Deposits	263,077	263,181	264,467	260,915
Securities sold under agreements to repurchase	7,609	7,609	7,340	7,340
FHLB advances	3,307	3,318	3,856	4,012
Accrued interest payable	393	393	405	405

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

9.	Fair Value Measurements (Continued)

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at June 30, 2010 Using
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$39,680	$—	$39,680	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$34,313	$—	$34,313	$—

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2010 and December 31, 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

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

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of June 30, 2010 and December 31, 2009.

		Carrying Value at June 30, 2010
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Impaired Loans	$10,589	$—	$9,783	$806
OREO	6,647	—	6,647	—

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Impaired Loans	$11,186	$—	$3,311	$7,875
OREO	5,632	—	5,632	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FINANCIAL OVERVIEW

The outlook for the economy continues to be somewhat of a moving target. Each day seems to bring economic news that contradicts the news of the previous day. Management keeps abreast of the latest economic data and how it might affect our local economy. The overall view is still that the economic recovery will be slow and, at times, painful.

The strategies adopted by management and the board of directors and discussed in the March 31, 2010 Form 10-Q are producing the intended results. We are once again increasing capital and income. Although gross income is lower than the previous year we have increased net income through cost cutting measures such as lowering interest rates on deposits and encouraging employees to cut costs whenever reasonably possible. This strategy has produced three consecutive quarters of net income and each quarter has been slightly more profitable than the previous quarter.

Total assets have increased $.7 million or .2% from the December 2009 total of $303.2 million to $303.9 million at June 30, 2010. Cash and due from banks increased $6.7 million from December 31, 2009 and $5.6 million from March 31, 2010. Cash and due from banks increased because of liquidity needs and the added fact of keeping funds at the Federal Reserve. Currently the Federal Reserve is paying slightly higher rates than our correspondents are paying for federal funds. Federal funds sold decreased $4.1 million from December 31, 2009 compared to June 30, 2010. Securities have increased $5.4 million from December 31, 2009 and have decreased $3.5 million from March 31, 2010. Securities have been somewhat volatile due to the call of many higher yielding securities and the timing of replacing the called securities. Loans have decreased $7.5 million since December 31, 2009 and $5.6 million since March 31, 2010. The decrease in loans has been a combination of payoffs and defaults. Other real estate owned has increased $1.0 million from December 31, 2009 and $0.8 million from March 31, 2010. Other real estate owned has increased due to continuing defaults by customers on residential and commercial properties as well as the continued slow pace of the real estate market.

Total deposits have decreased $.4 million or .5% at June 30, 2010 compared to December 31, 2009. Noninterest-bearing deposits have decreased 1.1% and interest-bearing deposits have decreased 0.5% during the first six months of 2010. Overall, core deposits actually increased slightly. The largest contributor to the decrease in total deposits was the maturity of $1.5 million in brokered deposits.

The June 30, 2010 annualized return (loss) on average assets is .56% compared to (.74)% at December 31, 2009. At June 30, 2010 the annualized return (loss) on average equity is 6.56 % compared to (8.53)% at December 31, 2009. The Tier 1 capital to average assets ratio (leverage capital ratio) is 8.99% at June 30, 2010 compared to 8.75% at December 31, 2009. The Tier 1 capital to total risk weighted assets ratio is 12.37% at June 30, 2010 compared to 11.65% at December 31, 2009. The total capital to risk weighted assets ratio is 13.64% at June 30, 2010 compared to 12.92% at December 31, 2009. All capital ratios are within the regulatory guidelines for “well capitalized”.

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Written reports are prepared on a monthly basis for all loans and information on commercial loans graded below a certain level and are reported to the Board of Directors on a monthly basis. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	June 30 2010	December 31 2009	June 30 2009
Balance at beginning of period	$5,718	$4,079	$4,079
Charge-offs:
Commercial, financial and agricultural	—	23	23
Real estate – construction	406	3,957	2,945
Real estate – mortgage	487	920	376
Consumer	141	383	180

Total charge-offs	1,034	5,283	3,524

Recoveries:
Commercial, financial and agricultural	—	5	5
Real estate – construction	—	—	—
Real estate – mortgage	8	2	2
Consumer	114	225	120

Total recoveries	122	232	127

Net charge-offs	912	5,051	3,397
Provision charged to operations	771	6,690	3,137

Balance at end of period	$5,577	$5,718	$3,819

Ratio of net charge-offs during the period to average loans outstanding during the period	.40%	2.11%	1.39%

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

Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	June 30 2010	December 31 2009	June 30 2009
Nonaccrual loans	$3,094	$3,819	$2,707
Restructured loans	—	—	—
Foreclosed properties	6,647	5,632	5,566

Total nonperforming assets	$9,741	$9,451	$8,273

Loans past due 90 days accruing interest	$—	$—	$558

Allowance for loan losses to period end loans	2.46%	2.44%	1.61%

Nonperforming assets to period end loans and foreclosed properties	4.17%	3.93%	3.41%

At June 30, 2010, other potential problem loans total $6.4 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the six months ended June 30, 2010 and 2009 are highlighted below.

•

Net income in 2010 is $860 thousand compared to the net loss in 2009 of $1.1 million. The greatest factors contributing to this increase are the decrease in interest rates on deposits, an overall decrease in most expense categories and a large decrease in the provision for loan losses.

•

At June 30, 2010, total interest and dividend income is down 7.2% compared to June 30, 2009 due to decreased interest rates on a reduced loan portfolio and the replacement of called securities with lower yielding securities.

•

At June 30, 2010, interest expense was 18.0% below 2009 expense for the same time period. The decrease in expense is due to the decrease in interest rates including the FHLB advance that was refinanced at the end of the first quarter of 2010.

•

Net interest margin at June 30, 2010 is 3.53%, equal to the December 31, 2009 figure of 3.53% and down slightly from the June 30, 2009 figure of 3.55%. During the first six months of 2010, the overall average rate on loans dropped slightly from 5.78% at December 31, 2009 to 5.73% at June 30, 2010. The overall rate on loans at June 30, 2009 was 5.83%. During this same period the overall average rate being paid on deposits decreased to 1.77% from 2.03% at December 31, 2009 and 2.16% at June 30, 2009.

Noninterest income increased 3.7% for the six months ended June 30, 2010 compared to June 30, 2009. Some significant income items are listed here.

•

Income from fiduciary activities has increased 20.1% in 2010 over the same period in 2009. Both trust and investment income has increased over 2009. The majority of the increase in trust income was the closing of estates where the fees were greater than the original accruals for the income. When an estate account is established the trust department creates an estimate of expected fee income from the account. A monthly accrual is booked based on the estimate. When the estate closes the income is adjusted for the difference between the estimate and the actual fee earned.

•

Gains on the sale of other real estate have increased 294% over the 2009 amount. This increase is due to more properties being sold in 2010. Another factor is the continuing stabilization of the housing market which has slightly increased real estate values, although not to pre-recession levels.

•

Visa and MasterCard fees have increased 23.2% over 2009. The increase is still due to the continued popularity of the Smart Checking account which requires twelve debit card transactions each statement cycle to earn the higher interest rate.

•	Other income has increased 27.5% over the same period in 2009. The increase is due to increases in a number of other income categories.

•

Service charges on deposit accounts have decreased 11.6% in 2010 from 2009. The bulk of this change is decrease in income from overdraft fees and return check charges. It appears that customers are paying more attention to their spending and incurring fewer fees. These fees may decrease even more based on proposed legislation that would affect the amount the bank can charge customers for these fees.

•

Fee income on secondary loans has decreased 77.8% as of June 30, 2010 compared to June 30, 2009. Although the housing market is showing some stabilization, it has not resulted in an increase in mortgage activity.

Noninterest expense decreased about 13.7% for the six months ended June 30, 2010 compared to June 30, 2009. Some details are listed below.

•

The FDIC assessment has increased 17.1%. This is the result of increases in the calculation of the assessment. The FDIC was forced to increase the assessment to recoup the costs of the many bank failures in the past few years.

•

Occupancy expense has increased 22.3 % over 2009. A significant factor in the increase is the depreciation of the costs of the Smith Building addition and second floor renovations, all at the main office. These projects were not complete as of June 30, 2009.

•

Printing, stationery and supplies expense decreased 15%. This is due to management emphasis on cutting costs. There are many more expense categories that have decreased, to a lesser extent, for the same reason. This expense category increased 91.4% in the quarter ended June 30, 2010 over the quarter ended March 31, 2010. The increase is the result of expenses related to notifying customers of the legislation requiring customers to opt in to the overdraft protection feature on deposit accounts.

•

ATM and check card expenses have decreased 26.6% in the first six months of 2010 compared to the same time period in 2009. The expense in 2009 included the cost of reissuing quantities of cards that were compromised due to the nationwide “Heartland payment systems” fraud. The expense is down in 2010 based on not having that additional expense.

•

Foreclosed property expenses are 59.5% lower as of June 2010 compared to June 2009. The number of new foreclosures has decreased. In addition, the foreclosures have required less expense to prepare them for sale.

•

Other noninterest expenses have decreased 9.8% at June 30, 2010 compared to June 30, 2009. There are few significant changes, but slight decreases in many expenses. Most of the decreases are due to the aforementioned management emphasis on controlling costs. The few significant changes are detailed below.

•	External audit expense decreased 56.5% in 2010 compared to 2009. The majority of the decrease is due to the cost of an out-sourced loan review in 2009. The review will not be performed in 2010.

•

Legal fees have increased 48.5% over the same period in 2009. The increase is due to more legal fees related to foreclosure and bankruptcy proceedings during the first half of 2010 as compared to the same period in 2009.

LIQUIDITY

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2010.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through June 30, 2010 net income as adjusted has provided cash of $3.7 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and loan payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash provided by investing activities through June 30, 2010 is $.5 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities as of June 30, 2010 is $1.7 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $16 million at multiple institutions including the Federal Home Loan Bank of Pittsburgh.

OFF BALANCE SHEET ARRANGEMENTS

No material changes to off balance sheet arrangement have occurred since the filing of the 2009 Form 10-K.

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

On February 12, 2002, the company’s board of directors originally authorized the repurchase program. The program authorized the repurchase of up to 10% of the company’s stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent. The program has been extended on an annual basis at Potomac’s reorganization meeting.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

(b) There have been changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors. The details of the change were provided on Form 8-K filing on June 25, 2010. A complete copy of the amended and restated bylaws are included in Exhibit 3.2 in this Form 10-Q.

Item 6.	Exhibits

3.2	Amended and restated bylaws of Potomac Bancshares, Inc.

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002)

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date: August 16, 2010	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: August 16, 2010	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer