Form 10-Q
period 2010-09-30
POTOMAC BANCSHARES INC
filed 2010-11-15
CIK 925173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

3,390,178 as of November 5, 2010

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

FORM 10-Q

September 30, 2010

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	7 - 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17 - 23

Item 4.	Controls and Procedures.	23

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 4.	(Removed and Reserved).	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

Signatures		25

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

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(Unaudited)
	September 30 2010	December 31 2009
Assets:
Cash and due from banks	$13,938	$6,620
Interest-bearing deposits in other financial institutions	—	53
Federal funds sold	1,875	5,950
Securities available for sale, at fair value	37,622	34,313
Loans held for sale	612	97
Loans, net of allowance for loan losses of $4,872 and $5,718, respectively	218,078	228,993
Premises and equipment, net	8,373	8,726
Other real estate owned, net of valuation allowance of $102 and $303, respectively	6,363	5,632
Accrued interest receivable	1,010	952
Federal Home Loan Bank of Pittsburgh stock	805	805
Other assets	10,586	11,048

Total Assets	$299,262	$303,189

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$25,268	$27,953
Interest-bearing	233,307	236,514

Total Deposits	258,575	264,467
Securities sold under agreements to repurchase	8,318	7,340
Federal Home Loan Bank advances	3,013	3,856
Accrued interest payable	386	405
Other liabilities	1,988	1,549

Total Liabilities	$272,280	$277,617

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares authorized; 3,671,691 shares issued and outstanding	$3,672	$3,672
Surplus	3,923	3,898
Undivided profits	23,319	21,931
Accumulated other comprehensive (loss), net	(1,066)	(1,063)

	$29,848	$28,438
Less cost of shares acquired for the treasury, 281,513 shares	2,866	2,866

Total Stockholders’ Equity	$26,982	$25,572

Total Liabilities and Stockholders’ Equity	$299,262	$303,189

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$3,226	$3,429	$9,772	$10,460
Interest on securities available for sale - taxable	176	231	588	728
Interest on securities available for sale – nontaxable	50	37	148	108
Interest on federal funds sold	1	1	3	4
Other interest and dividends	6	6	13	19

Total Interest and Dividend Income	$3,459	$3,704	$10,524	$11,319

Interest Expense:
Interest on deposits	$957	$1,143	$3,058	$3,646
Interest on securities sold under agreements to repurchase and federal funds purchased	23	36	63	112
Federal Home Loan Bank advances	13	49	74	155

Total Interest Expense	$993	$1,228	$3,195	$3,913

Net Interest Income	$2,466	$2,476	$7,329	$7,406
Provision for Loan Losses	213	3,540	984	6,677

Net Interest Income (Expense) after Provision for Loan Losses	$2,253	$(1,064)	$6,345	$729

Noninterest Income:
Trust and financial services	$199	$174	$636	$538
Service charges on deposit accounts	480	598	1,394	1,632
Fee income on secondary market loans	32	40	56	148
Gain on sale of other real estate	25	232	167	268
Visa/MC Fees	172	145	501	412
Cash surrender value of life insurance	58	61	176	179
Other operating income	81	119	262	261

Total Noninterest Income	$1,047	$1,369	$3,192	$3,438

Noninterest Expenses:
Salaries and employee benefits	$1,177	$1,310	$3,579	$3,854
Net occupancy expense of premises	161	141	495	414
Furniture and equipment expenses	162	226	599	693
Accounting, auditing and compliance	48	36	114	157
Impairment loss on CFSI stock	—	—	—	117
FDIC assessment	142	225	416	459
Communications	46	46	138	137
Printing, stationery and supplies	34	48	136	168
ATM and check card expenses	78	72	213	256
Foreclosed property expense	177	475	468	1,193
Additional write down of OREO property	—	57	17	57
Other operating expenses	506	466	1,326	1,357

Total Noninterest Expenses	$2,531	$3,102	$7,501	$8,862

Income (Loss) before Income Tax Expense (Benefit)	$769	$(2,797)	$2,036	$(4,695)
Income Tax Expense (Benefit)	241	(1,204)	648	(2,050)

Net Income (Loss)	$528	$(1,593)	$1,388	$(2,645)

Earnings (Loss) Per Share, basic and diluted	$.16	$(.47)	$.41	$(.78)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(in thousands, except share and per share data)

(Unaudited)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income/(Loss)	Total

Balances, December 31, 2008	$3,672	$3,851	$25,070	$(2,837)	$(1,952)		$27,804
Comprehensive loss
Net loss	—	—	(2,645)	—	—	$(2,645)	(2,645)
Other comprehensive loss: unrealized holding gain arising during the period (net of tax, $27)	—	—	—	—	52	52	52

Total comprehensive loss						$(2,593)

Purchase of treasury shares: 3,427 shares	—	—	—	(29)	—		(29)

Stock compensation expense	—	35	—	—	—		35

Cash dividends ($.27 per share)	—	—	(898)	—	—		(898)

Balances, September 30, 2009	$3,672	$3,886	$21,527	$(2,866)	$(1,900)		$24,319

Balances, December 31, 2009	$3,672	$3,898	$21,931	$(2,866)	$(1,063)		$25,572

Comprehensive income
Net income	—	—	1,388	—	—	$1,388	1,388
Other comprehensive income: unrealized holding gains arising during the period (net of tax, $116)	—	—	—	—	225	225	225

Total comprehensive income						$1,613

Stock-based compensation expense	—	25	—	—	—		25

Balances, September 30, 2010	$3,672	$3,923	$23,319	$(2,866)	$(838)		$27,210

See Notes to Consolidated Financial Statement

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 2010	September 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,388	$(2,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	984	6,677
Depreciation	419	423
Valuation allowance for other real estate	17	57
Discount accretion and premium amortization on securities, net	145	98
Loss on disposal of fixed assets	5	4
Gain on sale of other real estate	(167)	(268)
Stock compensation expense	25	35
Proceeds from sale of loans	1,826	7,624
Origination of loans for sale	(2,341)	(7,709)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(58)	33
Decrease (increase) in other assets	345	(1,250)
Decrease in accrued interest payable	(19)	(15)
Increase (decrease) in other liabilities	439	(2,392)

Net cash provided by operating activities	$3,008	$672

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$1,000	$4,645
Proceeds from call of securities available for sale	22,545	12,000
Proceeds from sale of securities available for sale	—	3,000
Purchase of securities available for sale	(26,885)	(25,487)
Net decrease in loans	6,937	863
Purchases of premises and equipment	(71)	(1,180)
Proceeds from sale of other real estate	2,413	3,529

Net cash provided by (used in) investing activities	$5,939	$(2,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	$(2,685)	$776
Net (decrease) increase in interest-bearing deposits	(3,207)	11,053
Net proceeds of securities sold under agreements to repurchase	978	1,673
Net repayment of Federal Home Loan Bank advances	(843)	(686)
Purchase of treasury shares	—	(29)
Cash dividends	—	(898)

Net cash (used in) provided by financing activities	$(5,757)	$11,889

Increase in cash and cash equivalents	$3,190	$9,931
CASH AND CASH EQUIVALENTS
Beginning	12,623	8,349

Ending	$15,813	$18,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,214	$3,928

Income taxes	$621	$41

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$341	$79

Loans transferred to other real estate owned	$2,977	$6,517

Loans made on sale of other real estate owned	$695	$733

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009, the results of operations for the three months and nine months ended September 30, 2010 and 2009, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2010 and 2009. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2009. The results of operations for the three month and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003, which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. On April 24, 2007, the stockholders approved an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first and only stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Employee options granted under the plan are subject to a five year graded vesting schedule. Director options immediately vest.

Incremental stock-based compensation expense recognized for the nine month periods ending September 30, 2010 and 2009 was $25 thousand and $35 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black Scholes option-pricing model. There were no options granted during the first nine months of 2010 and 2009.

Stock option plan activity for the nine months ended September 30, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	126,224	$14.75
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Options outstanding, September 30, 2010	126,224	14.75	5	$—

Options exercisable, September 30, 2010	113,399	14.59	5	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

2.	Stock-Based Compensation (Continued)

As of September 30, 2010 there was $25 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining five year average service period.

3.	Securities

The amortized cost and fair value of securities available for sale as of September 30, 2010 and December 31, 2009 (in thousands) are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$31,101	$432	$—	$31,533
State and municipal obligations	5,042	175	—	5,217
Equity securities	1,100	—	(228)	872

	$37,243	$607	$(228)	$37,622

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U. S. Government agencies	$28,159	$279	$(15)	$28,423
State and municipal obligations	4,789	56	(55)	4,790
Equity securities	1,100	—	—	1,100

	$34,048	$335	$(70)	$34,313

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is primarily made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are no debt securities in the consolidated portfolio that have losses at September 30, 2010. The primary cause of the temporary impairments in the company’s debt securities investments would be fluctuations in interest rates. If the company had any debt securities with temporary impairments, because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company would not be required to sell these investments before a recovery of unrealized losses, the company would not consider these investments to be other-than-temporarily impaired at September 30, 2010 and no impairment would be recognized.

There are three equity security investments in the company’s portfolio with losses at September 30, 2010. Because the company has the ability to and intends to hold these equity investments until the investments recover their unrealized losses, the company considers these investments to be temporarily impaired at September 30, 2010 and is recognizing no impairment.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Equity securities	$872	$(228)	$—	$—	$872	$(228)

3.	Securities (Continued)

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S.
Government agencies	$4,987	$(15)	$—	$—	$4,987	$(15)
State and municipal obligations	2,746	(55)	—	—	2,746	(55)

Total	$7,733	$(70)	$—	$—	$7,733	$(70)

The company’s investment in Federal Home loan Bank (“FHLB”) stock totaled $805 thousand at September 30, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBs temporary suspension of repurchases of excess capital stock in 2009, the company does not consider this investment to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

4.	Loans

The loan portfolio, stated at face amount, is composed of the following:

	September 30 2010	December 31 2009
	(in thousands)
Mortgage loans on real estate:
Construction, land development and other land loans	$24,833	$38,083
Secured by farmland	834	1,419
Secured by 1-4 family residential	100,013	102,290
Secured by multifamily residential	2,322	2,070
Secured by nonfarm nonresidential	79,272	71,916
Commercial and industrial loans (except those secured by real estate)	7,495	9,700
Consumer loans	7,261	9,011
All other loans	920	222

Total loans	$222,950	$234,711
Less: allowance for loan losses	4,872	5,718

	$218,078	$228,993

5.	Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 30 2010	December 31 2009	September 30 2009
Balance at beginning of period	$5,718	$4,079	$4,079
Provision charged to operating expense	984	6,690	6,677
Recoveries added to the allowance	182	232	178
Loan losses charged to the allowance	(2,012)	(5,283)	(4,009)

Balance at end of period	$4,872	$5,718	$6,925

5.	Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired loans at September 30, 2010 and December 31, 2009 (in thousands):

	September 30 2010	December 31 2009
Impaired loans without a valuation allowance	$8,100	$12,397
Impaired loans with a valuation allowance	14,411	14,985

Total impaired loans	$22,511	$27,382

Valuation allowance related to impaired loans	$2,755	$3,799

Total nonaccrual loans	$2,134	$3,819

Average investment in impaired loans	$25,295	$16,262

Interest income recognized on impaired loans	$855	$1,233

Interest income recognized on a cash basis on impaired loans	$26	$68

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans are evaluated in relation to the ability of the customer to meet the agreed upon terms of the loan and are evaluated by the value of collateral pledged to secure the loan. Impaired loans without a valuation allowance have sufficient collateral value to cover the outstanding balance of the loan.

Total nonaccrual loans as reported in the above table include impaired and non-impaired loans. Nonaccrual loans excluded from the above impaired loan disclosure at September 30, 2010 and December 31, 2009 totaled $857 thousand and $1.3 million, respectively. If interest had been accrued on the nonaccrual loans excluded from the impaired loan disclosure, such income would have approximated $30 thousand for the first three quarters of 2010 and $58 thousand in 2009.

6.	Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30 2010	September 30 2009	September 30 2010	September 30 2009
	(In thousands)		(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$226	$9	$9
Interest cost	309	308	26	22
Expected return on plan assets	(345)	(235)	—	—
Amortization of net obligation at transition	—	—	12	13
Recognized net actuarial loss	72	53	—	—

Net periodic benefit cost	$36	$352	$47	$44

Employer Contribution

The company’s defined benefit pension plan was frozen as of October 31, 2009. Benefits of all existing participants stopped accruing and no new participants could be admitted to the plan after that date. The results of the freeze can be seen in the changes in service cost and net periodic benefit cost of the pension plan between the periods ending September 30, 2009 and September 30, 2010.

6.	Employee Benefit Plans (continued)

Employer Contribution

The company anticipates the 2010 contribution for the pension plan will approximate $345 thousand. The company has made payments of $330 thousand as of September 30, 2010. The company has made payments of $15 thousand for the other postretirement benefit plans for the first nine months of 2010 and anticipates remaining payments for 2010 to total $7 thousand.

7.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on September 30, 2010 and September 30, 2009 earnings per share.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings (loss) per share	3,390,178	$.41	3,390,630	$(.78)
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted earnings (loss) per share	3,390,178	$.41	3,390,630	$(.78)

For the nine months ended September 30, 2010 and September 30, 2009 stock options representing 126,224 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

8.	Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

8.	Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning or after December 15, 2010. The company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

The following methods and assumptions were used by the company in estimating fair value disclosures for financial instruments:

Cash and Short-Term Investments

The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

9.	Fair Value Measurements (Continued)

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

At September 30, 2010 and December 31, 2009, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

9.	Fair Value Measurements (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$13,938	$13,938	$6,673	$6,673
Federal funds sold	1,875	1,875	5,950	5,950
Securities available for sale	37,622	37,622	34,313	34,313
Loans, net	218,078	216,631	228,993	236,838
Loans held for sale	612	612	97	97
Accrued interest receivable	1,010	1,010	952	952
Financial liabilities:
Deposits	258,575	259,530	264,467	260,915
Securities sold under agreements to repurchase	8,318	8,318	7,340	7,340
FHLB advances	3,013	3,038	3,856	4,012
Accrued interest payable	386	386	405	405

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale debt securities
U.S. Government agency securities	$31,533	$—	$31,533	$—
State and municipal securities	5,217	—	5,217	—

Total available for sale debt securities	$36,750	$—	$36,750	$—

Available for sale equity securities
Financial services industry	$872	$—	$872	$—

Total available for sale securities	$37,622	$	$37,622	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$34,313	$—	$34,313	$—

9.	Fair Value Measurements (Continued)

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2010 and December 31, 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

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

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of September 30, 2010 and December 31, 2009.

		Carrying Value at September 30, 2010
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Impaired Loans	$11,656	$—	$11,144	$512
OREO	6,363	—	6,363	—

9.	Fair Value Measurements (Continued)

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Assets
Impaired Loans	$11,186	$—	$3,311	$7,875
OREO	5,632	—	5,632	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s tier 1 capital;

•

Requires the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•

Requires financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their domiciled state;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Requires large, publicly traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for the oversight of enterprise risk management;

•

Provides for new disclosure and other requirements relating to executive compensation and corporate governance. These disclosures and requirements apply to all public companies, not just financial institutions;

•

Permanently increases the $250 thousand limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals the federal prohibitions on the payment of interest on demand deposits;

•

Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increases the authority of the Federal Reserve to examine the Bank and its non-bank subsidiaries.

Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek other sources of capital in the future.

FINANCIAL OVERVIEW

The outlook for the American economy has not changed significantly since the June 2010 quarter. Uncertainty continues to be the best way to describe it, and the overall opinion of management is that economic growth will be slow throughout the rest of 2010 and 2011.

The strategies adopted by management and the board of directors and discussed in the March 31, 2010 Form 10-Q are producing the intended results. We continued to increase capital and income during the third quarter of 2010. Although gross income is lower than the previous year, we have increased net income through cost cutting measures such as lowering interest rates on deposits and encouraging employees to cut costs whenever reasonably possible. This strategy has produced four consecutive quarters of net income, and each quarter has been slightly more profitable than the previous quarter.

Total assets have decreased $3.7 million or 1.2% from the December 2009 total of $303.2 million to $299.5 million at September 30, 2010. Cash and due from banks increased $7.3 million from December 31, 2009 because of liquidity needs and the added fact of keeping funds at the Federal Reserve. Keeping funds at the Fed has decreased federal funds sold by $4.1 million from December 31, 2009 to September 30, 2010. Currently, the Federal Reserve is paying slightly higher rates than our correspondent banks are paying for federal funds. Securities have increased $3.5 million from December 31, 2009 and have decreased $1.8 million from June 30, 2010. Securities have been somewhat volatile due to the call of many higher yielding securities and the timing of replacing the called securities. Loans have decreased $10.9 million since December 31, 2009 and $3.4 million since June 30, 2010. The decrease in loans has been a combination of payoffs and defaults. Other real estate owned has increased $731 thousand from December 31, 2009 and decreased $300 thousand from June 30, 2010. Other real estate owned has increased due to continuing defaults by customers on residential and commercial properties as well as the continued slow pace of the real estate market.

Total deposits have decreased $5.9 million or 2.2% at September 30, 2010 compared to December 31, 2009. Noninterest-bearing deposits have decreased 9.6% and interest-bearing deposits have decreased 1.4% during the first nine months of 2010. Overall, core deposits increased $3.6 million while brokered deposits (including CDARS deposits) decreased $9.5 million at September 30, 2010 compared to December 31, 2009.

The September 30, 2010 annualized return on average assets is .61% compared to the loss of .74% at December 31, 2009. At September 30, 2010 the annualized return on average equity is 6.97% compared to the loss of 8.53% at December 31, 2009. The Tier 1 capital to average assets ratio (leverage capital ratio) is 9.31% at September 30, 2010 compared to 8.75% at December 31, 2009. The Tier 1 capital to total risk weighted assets ratio is 12.89% at September 30, 2010 compared to 11.65% at December 31, 2009. The total capital to risk weighted assets ratio is 14.15% at September 30, 2010 compared to 12.92% at December 31, 2009. All capital ratios are within the regulatory guidelines for “well capitalized”.

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

	September 30 2010	December 31 2009	September 30 2009
Balance at beginning of period	$5,718	$4,079	$4,079
Charge-offs:
Commercial, financial and agricultural	294	23	23
Real estate – construction	555	3,957	3,098
Real estate – mortgage	949	920	611
Consumer	214	383	277

Total charge-offs	2,012	5,283	4,009

Recoveries:
Commercial, financial and agricultural	—	5	5
Real estate – construction	—	—	—
Real estate – mortgage	20	2	2
Consumer	162	225	171

Total recoveries	182	232	178

Net charge-offs	1,830	5,051	3,831
Provision charged to operations	984	6,690	6,677

Balance at end of period	$4,872	$5,718	$6,925

Ratio of net charge-offs during the period to average loans outstanding during the period	.80%	2.11%	1.59%

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

Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	September 30 2010	December 31 2009	September 30 2009
Nonaccrual loans	$2,134	$3,819	$3,546
Restructured loans	—	—	—
Foreclosed properties	6,363	5,632	4,899

Total nonperforming assets	$8,497	$9,451	$8,445

Loans past due 90 days accruing interest	$99	$—	$844

Allowance for loan losses to period end loans	2.19%	2.44%	2.94%

Nonperforming assets to period end loans and foreclosed properties	3.71%	3.93%	3.52%

The reserve for loan losses has decreased as a percentage of total loans from 2.94% at September 30, 2009 to 2.19% at September 30, 2010. There are several reasons for this. The specific reserves have decreased 40.1% during this period since many loans charged off had specific reserves. Management was proactive during 2009 by diligently reviewing the loan portfolio and setting up specific reserves for loans where collateral values were not sufficient to cover the loan balances and where customers were showing that repayment of the loan balances might be difficult. Management continues to review the portfolio on a monthly basis as described earlier in this discussion but has found fewer loans that have required specific reserves so the specific reserves have decreased as stated. The overall quality of the loan portfolio seems to be showing some improvement. While the specific reserves have decreased, the general reserve which covers all other loans in the portfolio has increased 22.5% during this same period from September 30, 2009 to September 30, 2010 primarily due to the effect of historical data on the reserve calculation. The effect of environmental trends in the reserve calculation has remained about the same during this period.

At September 30, 2010, other potential problem loans total $6.9 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the nine months ended September 30, 2010 and 2009 are highlighted below.

•

Net income in 2010 is $1.4 million compared to the net loss in 2009 of $2.6 million. The greatest factors contributing to this increase are the decrease in interest rates on deposits, an overall decrease in most expense categories and a large decrease in the provision for loan losses.

•

At September 30, 2010, total interest and dividend income is down 7.0% compared to September 30, 2009 due to decreased interest rates on a reduced loan portfolio, the volume of non-performing assets and the replacement of called securities with lower yielding securities.

•

At September 30, 2010, interest expense was 18.3% below 2009 expense for the same time period. The decrease in expense is due to the decrease in interest rates including on the FHLB advance that was refinanced at the end of the first quarter of 2010.

•

Net interest margin at September 30, 2010 is 3.52%, very slightly below the December 31, 2009 figure of 3.53% and the September 30, 2009 figure of 3.56%. During the first nine months of 2010, the overall average rate on loans dropped slightly from 5.78% at December 31, 2009 to 5.70% at September 30, 2010. The overall rate on loans at September 30, 2009 was 5.8%. During the first nine months of 2010 the overall average rate being paid on deposits decreased to 1.72% from 2.03% at December 31, 2009 and 2.1% at September 30, 2009.

Noninterest income decreased 7.2% for the nine months ended September 30, 2010 compared to September 30, 2009. Some significant income items are listed here.

•

Income from fiduciary activities has increased 18.2% in 2010 over the same period in 2009. Both trust and investment income has increased over 2009. The majority of the increase in trust income was the closing of estates where the fees were greater than the original accruals for the income. When an estate account is established the trust department creates an estimate of expected fee income from the account. A monthly accrual is booked based on the estimate. When the estate closes the income is adjusted for the difference between the estimate and the actual fee earned.

•

Visa and MasterCard fees have increased 21.6% over 2009. The increase is still due to the continued popularity of the Smart Checking account which, in addition to other requirements, requires twelve debit card transactions each statement cycle to earn the higher interest rate.

•

Service charges on deposit accounts have decreased 14.6% in 2010 from 2009. The bulk of this change is a decrease in income from overdraft fees and return check charges. It appears that customers are paying more attention to their spending and incurring fewer fees. These fees may decrease even more based on proposed legislation that would affect the amount the bank can charge customers for these fees.

•

Fee income on secondary loans has decreased 62.2% as of September 30, 2010 compared to September 30, 2009. Although the housing market is showing some stabilization, it has not resulted in an increase in mortgage activity.

•

Gains on the sale of other real estate have decreased 37.7% below the 2009 amount. Residential real estate has moved fairly well, but commercial real estate and subdivisions are still moving very slowly.

•	Other noninterest income did not change from the previous year. However, there are two items of note.

•

Rent of other real estate has increased 240%. The reason for the increase is the rental of two foreclosed properties while the bank attempted to sell the properties. The increased income was as much as $2,800 per month.

•

Penalty for early withdrawal of CD’s has increased 66% over the 2009 amount. Two CDARS early withdrawals account almost entirely for the difference. The total penalty for the CDARS early withdrawals was approximately $11,000.

Noninterest expense decreased 15.4% for the nine months ended September 30, 2010 compared to September 30, 2009. Some details are listed below.

•

Occupancy expense has increased 19.6 % over 2009. A significant factor in the increase is the depreciation of the costs of the Smith Building addition and second floor renovations, all at the main office.

•

Equipment expense has decreased 13.6% from the same period in 2009. Two factors have contributed to the decrease. Depreciation expense has decreased due to assets reaching full depreciation and few new asset purchases to add to depreciation expense. The other factor is the outsourcing of our core processing software. The negotiated price included some concessions that included a reduced rate during the first year of the outsourcing contract.

•

Advertising and marketing expense has decreased 28.3%. Printing, stationery and supplies expense decreased 19.0%. This is due to management emphasis on cutting costs. There are many more expense categories that have decreased, to a lesser extent, for the same reason.

•

ATM and check card expenses have decreased 16.8% in the first nine months of 2010 compared to the same time period in 2009. The expense in 2009 included the cost of reissuing quantities of cards that were compromised due to the nationwide “Heartland payment systems” fraud. The expense is down in 2010 based on not having that additional expense.

•

Foreclosed property expenses are 60.8% lower as of September 2010 compared to September 2009. The number of new foreclosures has decreased. In addition, the foreclosures have required less expense to prepare them for sale. Balances in related accounts for real estate expenses for properties that have not been foreclosed and additional write down expense for properties in OREO more than 90 days have decreased 49% and 70%, respectively, at September 30, 2010 compared to the same time period in 2009.

•

Other noninterest expenses have decreased 2.3% at September 30, 2010 compared to September 30, 2009. There are few significant changes, but slight decreases and increases in many expenses. Most of the decreases are due to the aforementioned management emphasis on controlling costs. The few significant changes are detailed below.

•	External audit expense decreased 39.4% in 2010 compared to 2009. The majority of the decrease is due to the cost of an out-sourced loan review in 2009. The review will not be performed in 2010.

•	Internal audit outsource has increased 261% as of September 30, 2010 compared to September 30, 2009 due almost entirely to timing of the audits and payments for the same.

•

Trust investing outsource expense has increased 31.5% as of September 30, 2010 compared to September 30, 2009. The increase is due to an increase in market values on existing accounts and an increase in the number of accounts.

•

At September 30, 2010, the account balances for Pinnacle fee expense and Smart Checking ATM fees refunded have increased 112% and 65%, respectively, compared to September 30, 2009, due to the continued increase in usage of the Smart Checking account product.

•

Legal fees have increased 77.3% over the same period in 2009. The increase is due to more legal fees related to foreclosure and bankruptcy proceedings during 2010 as compared to the same period in 2009.

•

West Virginia Business Franchise Tax expense is down 28% at September 30, 2010 compared to September 30, 2009 for several reasons. This tax is based on average total capital and the company’s capital levels have been down although are now on the increase. This tax is also being phased out over a multiple year period and rates are being decreased gradually during the phaseout.

•	Corresponding to the decrease in secondary market fee income, the secondary market fee expense is down 20% at September 30, 2010 compared to the same period for 2009.

LIQUIDITY

Liquidity is a measure of the Bank’s ability to respond to sudden changes in funding needs or funding sources. Examples of sudden changes could involve a sudden increase in loan demand, a funding need, or it might involve a large decrease in deposited funds, a funding source. The role of cash management is to manage assets and liabilities so that the Bank can respond to such fluctuations in sources and uses of cash. Management spends much of its time assessing our liquidity position.

Management is informed of the liquidity information via reports and committee discussion. The president is provided a weekly “dashboard” report of our liquidity information. The Asset/Liability Committee reviews and discusses our liquidity position on a quarterly basis. The committee has set a benchmark minimum liquidity ratio of 15%. Management has recently worked on a strategy to free up some pledged assets for liquidity purposes.

Public funds are required to have collateral pledged against their balances above the FDIC insurance limits. Generally the bank has pledged securities or obtained letters of credit from the Federal Home Loan Bank of Pittsburgh to cover public funds. Two additional strategies to cover these funds are being considered. In the case of public funds in the form of CDs, the bank plans to aid customers in utilizing the CDARS network to insure their funds. We are also exploring the use of the Insured Cash Sweep (ICS) product to secure public funds. Both of the programs provide complete coverage through FDIC insurance. Most importantly, the securities that had been pledged against the public funds can be used as a source of cash if the need would arise. The securities are effectively converted from a non liquid asset to a liquid asset.

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2010.

Operating Activities. The company’s net income provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions, such as depreciation expense, that reduce net income but do not require a cash outlay. Through September 30, 2010 net income as adjusted has provided cash of $3.0 million. Interest income earned on loans and investments is the company’s major income source.

Investing Activities. Customer deposits and company borrowings provide the funds used to invest in loans and securities. In addition, the principal portion of loan payments and loan payoffs and funds from maturing investments provide cash flow. Purchases of bank premises and equipment are an investing activity. The net amount of cash provided by investing activities through September 30, 2010 is $5.9 million.

Financing Activities. Customer deposits and company borrowings provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends, purchase of shares of the company’s common stock for the treasury and repayment of any borrowed or purchased funds. The net amount of cash used in financing activities as of September 30, 2010 is $5.8 million.

Borrowing capabilities provide additional liquidity. The bank has unused credit lines in the approximate amount of $15 million at multiple institutions.

OFF BALANCE SHEET ARRANGEMENTS

Off balance sheet arrangements are commitments to fund certain transactions. The Bank currently has off balance sheet commitments in the form of commitments to extend credit, standby letters of credit and commitments to purchase investments. Commitments to extend credit include approved loans that have not gone to closing, unfunded portions of lines of credit and unused portions of the bank’s overdraft protection plan. Standby letters of credit are guarantees to pay off debt obligations in the event the debtor defaults on his/her debt obligation. Standby letters of credit are similar to co-signing a consumer loan. Commitments to purchase investments occur when management commits to an investment purchase prior to the settlement date.

Following is a table showing the off balance sheet arrangements with amounts in thousands.

	September 30 2010	December 31 2009	September 30 2009
Commitments to extend credit	$32,068	$29,275	$40,042
Standby letters of credit	780	1,646	1,770
Commitments to purchase when issued investments	496	—	—

Total off balance sheet arrangements	$33,344	$30,921	$41,812

The reduction in standby letters of credit is due to expiration of the term. The bank has not been required to pay off any debt due to default on the part of holders of letters of credit. The commitments to purchase when issued securities will have gone to settlement prior to the filing of this form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Program
July 1 through July 31	NONE	—	283,553	62,515
August 1 through August 31	NONE	—	283,553	62,515
September 1 through September 30	NONE	—	283,553	62,515

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

(b) There have been changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors. The details of the change were provided on Form 8–K filing on June 25, 2010. A complete copy of the amended and restated bylaws are included in Exhibit 3.2 in the June 30, 2010 Form 10–Q.

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

POTOMAC BANCSHARES, INC.

Date: November 15, 2010	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: November 15, 2010	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer