Form 10-K
period 2010-12-31
POTOMAC BANCSHARES INC
filed 2011-03-31
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
XX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	XX

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,931,162 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,390,178 as of March 12, 2011

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
Document	the Document is Incorporated

Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders which proxy statement will be filed on or about April 8, 2011.	Part III, Items 10, 11, 12, 13 and 14

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

PART I

Item	1.	Business	4
Item	2.	Properties	11
Item	3.	Legal Proceedings	12
Item	4.	(Removed and Reserved)	12

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
		of Equity Securities	12
Item	6.	Selected Financial Data	15
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item	8.	Financial Statements and Supplementary Data	30
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item	9A.	Controls and Procedures	70
Item	9B.	Other Information	70

PART III

* Item	10.	Directors, Executive Officers and Corporate Governance	71
* Item	11.	Executive Compensation	71
* Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
* Item	13.	Certain Relationships and Related Transactions and Director Independence	71
* Item	14.	Principal Accounting Fees and Services	71

PART IV

Item	15.	Exhibits and Financial Statement Schedules	72

     * The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Management Nominees to the Board of Potomac,” “Directors Continuing to Serve Unexpired Terms,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Employee Benefit Plans,” “Compensation of Directors,” “Ownership of Securities by Nominees, Directors and Officers,” “Certain Transactions with Directors, Officers and Their Associates” and “Audit Committee Report” in the registrant’s definitive proxy statement which is expected to be filed on or about April 8, 2011.

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

     Bank of Charles Town is a West Virginia state-chartered bank that formed and opened for business in 1871 and so is celebrating 140 years of operation in 2011. The Federal Deposit Insurance Corporation insures the bank’s deposits. The bank engages in general banking business primarily in Jefferson, Berkeley and Morgan Counties of West Virginia; Clarke, Frederick and Loudoun Counties of Virginia and Washington and Frederick Counties of Maryland. The main office is in Charles Town, West Virginia at 111 East Washington Street, with branch offices in
  Harpers Ferry, West Virginia,
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
     Online banking with bill pay and E-statements among other services are available through BCT NetTeller 24 hours a day, 7 days a week. ATMs located at each of the five offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, are also available to customers 24/7. The bank initiated the formation of an ATM network with two banks in the community to provide customers of all three banks the use of 17 ATM locations free of charge in the eastern panhandle of West Virginia. Use of ATMs at all Sheetz (a regional convenience store franchise) locations is also free of charge. The bank’s One Financial Center encompasses the trust and financial services department and BCT Investments. The trust department provides financial management, investment and trust services. BCT Investments provides financial management, investment and brokerage services.

Lending Activities

Credit Policies

     The bank offers a variety of loans for consumer and commercial purposes. Underwriting standards for all lending include
  Sound credit analysis,
  Proper documentation according to the bank's loan policy standards,
  Management of loan concentrations to a single industry or with a single class of collateral,
  Diligent maintenance of past due and nonaccrual loans and
  A risk grading system that assists us in managing deteriorating credits on a proactive basis.
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

Real Estate Lending

     Loans secured by real estate are made to individuals and businesses for
  The purchase of raw land and land development,
  Commercial, multi-family and other non-residential construction,
  Purchase of improved property,
  Purchase of owner occupied one to four family residential property,
  Lines of credit and
  Home equity loans.
     Approximately 93% of the bank's loans are secured by real estate. These loans had an average delinquency rate of 2.53% and a loss rate of 0.85% during 2010. The average delinquency rate and loss rate are based on comparisons to 2010 average total loans.

     As of December 31, 2010, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

Construction and land development	$24 174
Secured by farmland	792
Secured by 1-4 family residential	97 537
Secured by multifamily residential	1 976
Secured by nonfarm nonresidential	79 615

$204 094

Commercial Lending

     Commercial loans not secured by real estate with an aggregate balance of $7.9 million at December 31, 2010 make up approximately 3.6% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to
  Grant loans on a sound and collectible basis,
  Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
  Serve the legitimate credit needs of the community in which the bank is located.

     Average delinquency and the loss rate for commercial loans not secured by real estate were less than 1% during 2010 compared to 2010 average total loans.

Consumer Lending

     Retail loans to individuals for personal expenditures are approximately 3.1% of the bank's total loans at December 31, 2010. The aggregate balance of these loans was $6.8 million at December 31, 2010. The majority of these loans are installment loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of 0.07% and a loss rate of 0.04% in 2010 (based on comparisons to 2010 average total loans).

     All other loans total $436 thousand (0.20% of total loans) at December 31, 2010. These loans had no delinquency rate and no average loss rate in 2010 compared to 2010 average total loans.

Investment Activities

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

Deposit Activities

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

Competition

     As of March 4, 2010, there were 63 bank holding companies (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. As of June 30, 2010, there were six banks in Jefferson County with 16 banking offices. The total deposits of these commercial banks as of June 30, 2010 were $671 million, and the bank ranked number one in total deposits with $211 million or 31.41% of the total deposits in the market at that time. The bank has two branch offices in Berkeley County. Opening in July 2001 and June 2003, these branches have 4.94% of the market share of deposits in Berkeley County where there are 11 banks with 31 banking offices.

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

Employees

     Potomac currently has no employees.

     As of March 1, 2011, the bank had 89 full-time employees and 11 part-time employees.

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

     As of December 31, 2010, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
(in thousands)
Tier 1 capital:
Common stock	$3 672
Surplus	3 932
Retained earnings	23 725
31 329
Less:
Cost of shares acquired for the treasury	2 866
Disallowed deferred tax asset	398

Total tier 1 capital	$28 065	$8 653	$19 412
Tier 2 capital:
Allowance for loan losses (1)	2 733

Total risk-based capital	$30 798	$17 306	$13 492

Risk-weighted assets	$216 322

Tier 1 capital	$28 065	$11 992	$16 073

Average total assets (2)	$299 802

Capital ratios:
Tier 1 risk-based capital ratio	12.97%	4.00%	8.97%
Total risk-based capital ratio	14.24%	8.00%	6.24%
Tier 1 capital to average total assets (leverage)	9.36%	4.00%	5.36%

(1) Limited to 1.25% of gross risk-weighted assets. (2) Net of disallowed deferred tax asset.

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

     Troubled Asset Relief Program – Capital Purchase Program. On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”). Management and our Board of Directors did a thorough evaluation of both the positive and negative aspects of the CPP. In the end, we came to the conclusion that, based on our strong capital position, earnings capacity, and the fact that it would dilute the earnings of existing shareholders, we would not participate in the CPP.

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

     Dodd-Frank Act. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
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
  Permanently increases the limit for federal deposit insurance, increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;
  Repeals the federal prohibitions on the payment of interest on demand deposits; and
  Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
     Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on Potomac’s business, results of operations and financial condition.

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

Item 2. Properties.

     The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry, Kearneysville, Martinsburg and Hedgesville. The bank also owns a lot at the corner of Route 340 and Washington Street in Bolivar that will probably be sold.

     The main office property is located at 111 East Washington Street, Charles Town, West Virginia. This property consists of two separate two story buildings located side by side with adjoining corridors. During 2000, the construction of the newer of these two buildings was completed. The first floor of the new building houses the bank’s One Financial Center (trust and financial services). The second floor of the new building houses certain administrative and loan offices. Both of these floors open into the older bank premises, constructed in 1967. In July of 2006, the bank completed the purchase of a property adjacent to the main office for future expansion. In early 2008, construction began on an addition to the main office facilities which was completed in 2009. The new addition houses a new drive through with five lanes (one ATM/night deposit lane and four transaction lanes), the call center, the Information Technology and Deposit Operations departments and certain administrative offices. Renovations to the existing two buildings were completed along with the addition. In September 2009, the Finance Department relocated from the leased space in Burr Industrial Park to a part of the renovated main office building.

     In October 2005 to provide additional office and storage areas, the bank leased space in Burr Industrial Park in Kearneysville, West Virginia. Currently, the leased space provides record storage facilities and a business recovery site for the bank.

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

Item 3. Legal Proceedings.

     Currently, Potomac is involved in no legal proceedings.

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

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values and (b) dividends. As of March 11, 2011, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about Potomac in this market use Potomac’s symbol PTBS.OB. Scott and Stringfellow, Inc., and Koonce Securities Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2009 and 2010 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share
2009	First Quarter	$10.10	$7.50	$.1175
	Second Quarter	9.50	6.60	.1175
	Third Quarter	8.00	5.35	.0300
	Fourth Quarter	6.34	5.75	.0000

2010	First Quarter	$6.10	$4.63	$.0000
	Second Quarter	6.34	4.50	.0000
	Third Quarter	5.84	4.30	.0000
	Fourth Quarter	5.25	4.30	.0000

     The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank's ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and the Commissioner could be required. Dividends will only be paid when and as declared by the board of directors.

Performance Graph

     The following graph compares the yearly percentage change in Potomac’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2010, with the cumulative total return of the Bank Holding Companies Index (SIC Code 6712) and the Market Value Index. Shareholders may obtain a copy of the index by calling Research Data Group, Inc. at telephone number (415) 643-6018. There is no assurance that Potomac’s stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The graph shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Potomac specifically incorporates this graph by reference, and shall not otherwise be filed under such Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Potomac Bancshares, Inc., the Market Value Index
and Bank Holding Companies Index

ASSUMES $100 WAS INVESTED ON JANUARY 1, 2006 AND ASSUMES DIVIDENDS WERE
REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2010

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

Summary of Equity Compensation Plans

Equity Compensation Plan Information
Number of
	Securities to be		Number of Securities
	Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
Plan Category	Options	Options	Plan
Equity compensation plans approved by Stockholders	120,974	$14.76	310,586
Equity compensation plans not approved by Stockholders	-	$-	-
	120,974	$14.76	310,586

     The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003, which authorized up to 183,600 shares of common stock to be used in the granting of incentive and non-qualified options to employees and directors. On April 24, 2007, the stockholders approved an additional 250,000 shares of common stock to be used in the granting of incentive and non-qualified options to employees and directors. This is the first and only stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Employee options granted under the plan are subject to a five year graded vesting schedule. Director options immediately vest.

     For additional information regarding our equity compensation plans, refer to the discussion in Note 10 to the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

	2010	2009	2008	2007	2006
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$13 904	$14 913	$17 358	$19 691	$19 099
Interest expense	4 143	5 121	6 477	8 161	6 932
Net interest income	9 761	9 792	10 881	11 530	12 167
Provision for loan losses	1 599	6 690	2 934	678	331
Net interest income after provision
for loan losses	8 162	3 102	7 947	10 852	11 836
Noninterest income	4 076	4 281	4 355	4 379	3 766
Noninterest expense	9 764	11 059	9 587	9 703	9 261
Income (loss) before income taxes	2 474	(3 676)	2 715	5 528	6 341
Income tax expense (benefit)	680	(1 436)	853	1 998	2 306

Net income (loss)	$1 794	$(2 240)	$1 862	$3 530	$4 035

Per Share Data

Net income (loss), basic	$.53	$(.66)	$.55	$1.03	$1.17
Net income (loss), diluted	.53	(.66)	.55	1.03	1.16
Cash dividends declared	.00	.27	.46	.42	.38
Book value at period end	7.90	7.54	8.19	8.52	7.78
Weighted-average shares outstanding, basic	3 390 178	3 390 516	3 401 717	3 423 239	3 454 961
Weighted-average shares outstanding, diluted	3 390 178	3 390 516	3 403 265	3 430 764	3 467 918

Average Balance Sheet Summary

Assets	$303 998	$304 739	$303 749	$297 716	$289 303
Loans	227 113	239 175	232 894	226 773	220 895
Securities	39 388	32 841	34 178	42 040	48 891
Deposits	263 534	261 233	259 536	252 908	243 833
Stockholders’ equity	26 780	26 266	30 118	28 207	26 632

Performance Ratios

Return (loss) on average assets	0.59%	(0.74)%	0.61%	1.19%	1.39%
Return (loss) on average equity	6.70%	(8.53)%	6.18%	12.51%	15.15%
Dividend payout ratio	0.00%	(40.91)%	83.64%	40.78%	32.48%

Capital Ratios

Leverage ratio	9.36%	8.75%	9.85%	9.99%	9.34%
Risk-based capital ratios
Tier 1 capital	12.97%	11.65%	12.37%	13.01%	12.71%
Total capital	14.24%	12.92%	13.63%	14.23%	13.82%

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

	2010			2009			2008
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$226 169	$12 875	5.69%	$238 493	$13 759	5.77%	$232 124	$15 151	6.53%
Tax exempt	944	73	7.73%	682	64	9.38%	770	73	9.48%
Total loans	227 113	12 948	5.70%	239 175	13 823	5.78%	232 894	15 224	6.54%
Taxable securities	34 372	755	2.20%	29 084	933	3.21%	31 286	1 415	4.52%
Nontaxable securities	5 016	306	6.10%	3 757	224	5.96%	2 892	167	5.77%
Federal funds sold	3 291	3	0.09%	4 049	7	0.17%	10 712	249	2.32%
Other earning assets	7 935	21	0.26%	3 125	24	0.77%	7 765	383	4.93%
Total earning assets	277 727	$14 033	5.05%	279 190	$15 011	5.38%	285 549	$17 438	6.11%

Allowance for loan losses	(5 335)			(4 776)			(2 940)
Cash and due from banks	4 655			6 850			4 396
Premises and equipment, net	8 510			8 650			6 934
Other assets	18 441			14 825			9 810
Total assets	$303 998			$304 739			$303 749

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$126 035	$838	0.66%	$119 504	$1 016	0.85%	$120 853	$1 615	1.34%
Time deposits	109 902	3 134	2.85%	115 239	3 756	3.26%	111 574	4 547	4.08%
Total interest-
bearing deposits	235 937	3 972	1.68%	234 743	4 772	2.03%	232 427	6 162	2.65%

Securities sold under agreements
to repurchase and federal
funds purchased	8 372	84	1.00%	9 212	148	1.61%	9 963	255	2.56%
Advances from FHLB and FRB	3 333	87	2.61%	4 336	201	4.64%	1 381	60	4.34%
Total interest
bearing liabilities	247 642	$4 143	1.67%	248 291	$5 121	2.06%	243 771	$6 477	2.66%

Noninterest-bearing demand
deposits	27 597			26 490			27 109
Other liabilities	1 979			3 692			2 751
Stockholders’ equity	26 780			26 266			30 118
Total liabilities and
stockholders’ equity	$303 998			$304 739			$303 749

Net interest income		$9 890			$9 890			$10 961

Net interest spread			3.38%			3.32%			3.45%
Interest expense as a
percent of average earning assets			1.49%			1.83%			2.27%

Net interest margin			3.56%			3.54%			3.84%

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

  Repeals the federal prohibitions on the payment of interest on demand deposits; and

  Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
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

GENERAL

     The year 2010 was a combination of challenges and opportunities. The challenges came in the form of increased regulation, poor loan demand, unemployment concerns and very little change in the real estate market. Opportunities have presented themselves through commercial growth in the market area, a bank consolidation and a diverse customer base.

     The challenges the bank faces today are similar to the concerns we had at the end of 2009. Real estate has long been the driving force for the local economy. The real estate industry is still reeling from foreclosures and the effects of unemployment in the region. Although we believe the harshest realities of the real estate collapse are behind us, management is confident the recovery will be much slower than the collapse. Regulation has been and will continue to be a challenge to the bank’s operations. Increased reporting requirements and possible limitations on some fee income items are some of the issues that we deal with in the current regulatory environment. However, there are opportunities to grow the bank and its customer base.

     The opportunities have come mostly in the form of an emerging local economy. Several commercial facilities are either in development or planned over the next five years. Although these facilities are not being funded by the bank, they represent opportunities for employment in the market area. Inquiries into our loan products have picked up over the last several months. We are hopeful that is a sign that the local economy is turning around. One of our competitors was purchased by a larger regional bank. We believe this opens up the opportunity to provide services to customers that do not want to bank with a larger institution. One of the most exciting opportunities is the diverse customer base we are building. We have “traditional” customers that have banked with us for most of their lives and enjoy visiting our locations and interacting with our customer friendly employees. However, we are seeing increasing numbers of customers that want to bank from their business, their home or where ever they happen to be located when the need arises. Technology has given us the opportunity to reach these customers in increasing numbers. We look forward to meeting the needs of all of our customers through a combination of the best customer service and the latest technology.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2010 and 2009.

	2010				2009
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$3 380	$3 459	$3 539	$3 526	$3 594	$3 704	$3 805	$3 810
Interest expense	948	993	1 058	1 144	1 208	1 228	1 300	1 385
Net interest income	2 432	2 466	2 481	2 382	2 386	2 476	2 505	2 425
Provision for loan losses	615	213	461	310	13	3 540	1 560	1 577
Net interest income (loss) after
provision for loan losses	1 817	2 253	2 020	2 072	2 373	(1 064)	945	848
Noninterest income	884	1 047	1 093	1 052	1 619	1 369	1 047	1 022
Noninterest expense	2 263	2 531	2 461	2 509	2 973	3 102	3 134	2 626
Income (loss) before taxes	438	769	652	615	1 019	(2 797)	(1 142)	(756)
Income tax expense (benefit)	32	241	214	193	614	(1 204)	(508)	(338)
Net income (loss)	$406	$528	$438	$422	$405	$(1 593)	$(634)	$(418)
Earnings (loss) per share, basic
and diluted	$.12	$.16	$.13	$.12	$.12	$(.47)	$(.19)	$(.12)

NET INTEREST INCOME

     Overall, interest and dividend income was 7% lower in 2010 when compared with 2009 results. The particular reasons for the reduction in interest income are (1) an approximately 5% decrease in average loan balances and an eight basis point reduction in the average loan rate in 2010 compared to 2009 and (2) an 83 basis point reduction in average yield on debt securities in 2010 compared to 2009 even with an almost 20% increase in averages balances in these securities during the same period since many securities with higher yields were called. Other earning assets have changed by varying degrees but have not significantly affected interest income.

     Interest expense decreased 19% in 2010 compared to 2009. The decrease between 2009 and 2008 was 21%. The decreased expense in these years results from lower interest rates as balances in deposit accounts have not changed materially during the last three years. Average rates for these years are 1.68% in 2010, 2.03% in 2009 and 2.65% in 2008. The continuance of low rates is precipitated by the rates enacted by the Federal Reserve during the period.

     Fiscal year 2010 has proven to be as challenging as 2009. The economy does show signs of recovery but expectations continue to be cautiously optimistic. The housing market and unemployment continue to be a drag on the local economy. However, there are developments in the local economy that point toward some relief in unemployment. Macy’s is building a procurement center in Martinsburg, WV. The U.S. Customs and border patrol center in Harpers Ferry, WV continues to provide construction employment as its facilities grow. The addition of tables games at the Charles Town Races and Slots has also provided employment. Interest rates are expected to remain at current levels throughout most of 2011. Management is hopeful that interest rates and the volume of affordable housing will entice buyers back into the loan market during 2011.

VOLUME AND RATE ANALYSIS

     This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other.

	2010 Compared to 2009			2009 Compared to 2008
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$(884)	$(697)	$(187)	$(1 392)	$430	$(1 822)
Tax exempt loans	9	16	(7)	(9)	(8)	(1)
Taxable securities	(178)	244	(422)	(482)	(95)	(387)
Nontaxable securities	82	77	5	57	52	5
Federal funds sold	(4)	(1)	(3)	(242)	(97)	(145)
Other earning assets	(3)	(5)	2	(359)	(149)	(210)
TOTAL	$(978)	$(366)	$(612)	$(2 427)	$133	$(2 560)

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$(178)	$58	$(236)	$(599)	$(18)	$(581)
Time deposits	(622)	(168)	(454)	(791)	155	(946)
Securities sold under agreements
to repurchase and federal
funds purchased	(64)	(13)	(51)	(107)	(18)	(89)
Advances from FHLB and FRB	(114)	(40)	(74)	141	137	4
TOTAL	$(978)	$(163)	$(815)	$(1 356)	$256	$(1 612)

NET INTEREST INCOME	$ - -	$(203)	$203	$(1 071)	$(123)	$(948)

NONINTEREST INCOME AND EXPENSE

     Fees generated through the bank’s overdraft protection plan continue to be the largest single contributor to the bank’s noninterest income. These fees are included in the service charges on deposit accounts category which totaled $1.9 million for 2010, $2.2 million for 2009 and $2.3 million for 2008. Trust and financial services income, generally the second largest single contributor to noninterest income, increased in 2010 compared to 2009 due to an increase in market values which are the basis for fees. VISA/MC fees, typically the third largest single contributor to noninterest income, increased 20% in 2010 compared to 2009 due to continuing consumer comfort with electronic transactions and an increase in consumer spending throughout 2010. All other non-interest income changed to varying degrees, but no significant changes occurred in any one particular income category.

     Salaries and employee benefits of $4.7 million are about 48% of the total noninterest expense for 2010, a percentage of about 3% more when compared to 2009. This increase in salaries and benefits as a percentage of total noninterest expense is due to the decrease in total noninterest expense as shown by double digit decreases in almost every major noninterest expense category. During the past few years, full utilization of personnel has continued to allow the bank to hold down salaries and benefit costs by holding down the increase in personnel. As expected, pension expense decreased 90% (about $450 thousand) in 2010 compared to 2009 with freezing of the pension plan as of October 31, 2009. Also, as expected, the expense for the 401(k) plan increased 92% (about $103 thousand) in 2010 compared to 2009 since the employer match was increased in conjunction with the freezing of the pension plan. During 2011, salaries and employee benefits are expected to increase slightly. The increase involves the addition of one executive officer and the replacement of another executive officer due to retirement.

     Expenses related to premises have increased and expenses related to furniture and equipment have decreased. The increase in occupancy expense of premises is attributable to a full year of depreciation on the Donald S. Smith Financial Center addition to the main branch facility and an increase in grounds maintenance related to poor weather conditions. The reduction in furniture and equipment expense is due to the disposal and full depreciation of aging assets. During 2010, advertising and marketing expense and printing, stationery and supplies expense decreased 22.2% and 12.1%, respectively. The decrease is in line with management’s effort to control costs. The FDIC assessment decreased since there was no special assessment in 2010 and due to some reduction in the deposit base at the time of the assessments. Foreclosed property expense decreased significantly in 2010 as a result of the reduction in the costs to prepare properties for sale.

     The other noninterest expense category is the total of approximately 60 separate expense accounts. None of the account balances in this category exceed 1% of gross revenue of the company for any of the three years presented. Increases are due to the growth in the bank’s customer base and some inflationary increases.

INTEREST RATE SENSITIVITY

     The table below shows the opportunities the company will have to reprice interest earning assets and interest-bearing liabilities as of December 31, 2010 (in thousands).

Mature or Reprice
After Three
		Months	After One Year
	Within	But Within	But Within	After
	Three Months	Twelve Months	Five Years	Five Years		Nonsensitive
Interest Earning Assets:
Loans	$27 792	$29 367	$78 111		$83 980	$	- -
Securities	2 012	3 191	32 372		4 237		878
Federal funds sold	2 725	- -	- -		- -		- -
Other earning assets	6 511	- -	- -		- -		- -
Total	$39 040	$32 558	$110 483		$88 217		$878

Interest-Bearing Liabilities:
Time deposits $100,000 and over	$1 901	$24 707	$18 439	$	- -	$	- -
Other time deposits	9 723	24 810	23 730		- -		- -
Interest bearing demand deposits	51 309	- -	- -		- -		34 611
Savings accounts	- -	- -	- -		- -		41 497
Securities sold under agreements to
repurchase	7 382	- -	- -		- -		- -
Federal Home Loan Bank advances	297	898	1 522		- -		- -
Total	$70 612	$50 415	$43 691	$	- -		$76 108

Rate Sensitivity Gap	$(31 562)	$(17 857)	$66 792		$88 217

Cumulative Gap	$(31 562)	$(49 419)	$17 373		$105 590

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

     During the first twelve months shown in the schedule above, the company is liability sensitive, and after that time period the company is asset sensitive. During January, February and March of 2011, $31.6 million more liabilities may reprice or will mature than assets. During April through December of 2011, $17.8 million more liabilities may reprice or will mature than assets. The total effect for 2011 is that $49.4 million more liabilities may reprice or mature than assets. Since rates are not expected to change much during 2011, management will hold deposit rates steady for the most part and insert floors in loans to help guard the bank’s income.

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2010.

	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$7 920	$9 700	$9 671	$4 987	$4 247
Mortgage loans on real estate:
Construction and land development	24 174	38 083	55 843	55 042	53 801
Secured by farm land	792	1 419	1 380	1 328	1 557
Secured by 1-4 family residential	97 537	102 290	101 253	98 864	103 983
Secured by multifamily residential	1 976	2 070	1 937	1 749	3 733
Secured by nonfarm nonresidential	79 615	71 916	63 943	47 726	46 367
Consumer loans	6 800	9 011	11 970	14 718	16 089
All other loans	436	222	457	193	292
	$219 250	$234 711	$246 454	$224 607	$230 069

     Due in large part to the state of the real estate market and the resulting economic conditions, the loan portfolio continued to decrease in 2010 compared to the balance at the end of 2009 as it did in 2009 compared to 2008. Guidelines for granting credit have tightened, property appraisals, in many cases, came in lower than expected and a very tentative buyers’ market have all contributed to the decline in loans.

     The bank is projecting and thus has budgeted for an increase in loans during 2011. The largest expected increase will be in the commercial loan portfolio with smaller increases in the other loan portfolios.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2010 that were not disclosed in the table above.

REMAINING MATURITIES OF SELECTED LOANS (in thousands)

	Commercial,
	Financial and	Real Estate-
At December 31, 2010	Agricultural	Construction
Loans maturing within one year	$3 894	$11 639
Variable rate loans due after one year through five years	242	- -
Variable rate loans due after five years	597	1 230
Fixed rate loans due after one year through five years	2 507	7 010
Fixed rate loans due after five years	680	4 295
Total maturities	$7 920	$24 174

ALLOWANCE FOR LOAN LOSSES

     The table shown on the next page is an analysis of the company’s allowance for loan losses. Historically, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the company have been very low when compared with the size of the total loan portfolio. Management continually monitors the loan portfolio with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Increases to the allowance were made in 2008 based on the increased risks assessed in the loan portfolio as a result of the housing market conditions and the economic slowdown. Substantial increases were again made to the allowance in 2009, as assessments of the loan portfolio continued to show increased risks. During 2010, 2009 and much of 2008, management has monitored the risk in the portfolio almost continually with reporting on a monthly basis compared to the quarterly reporting done previously. Based on experience, the loan policies and the current monitoring program, management believes the allowance for loan losses is adequate but continues to monitor closely and to prepare reporting monthly.

	2010	2009	2008	2007	2006
	(in thousands)
Balance at beginning of period	$5 718	$4 079	$2 779	$2 423	$2 161
Charge-offs:
Commercial, financial and agricultural	313	23	21	14	- -
Real estate – construction	775	3 957	269	32	- -
Real estate – mortgage	1 245	920	1 102	206	- -
Consumer	293	383	441	252	207
Total charge-offs	2 626	5 283	1 833	504	207
Recoveries:
Commercial, financial and agricultural	25	5	- -	30	- -
Real estate – construction	- -	- -	- -	- -	- -
Real estate – mortgage	95	2	17	- -	- -
Consumer	201	225	182	152	138
Total recoveries	321	232	199	182	138
Net charge-offs	2 305	5 051	1 634	322	69
Additions charged to operations	1 599	6 690	2 934	678	331

Balance at end of period	$5 012	$5 718	$4 079	$2 779	$2 423
Ratio of net charge-offs during the period
to average loans outstanding during
the period	1.01%	2.11%	0.70%	0.14%	0.03%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2010		2009		2008		2007		2006
	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in
	(in	Category to	(in	Category to	(in	Category to	(in	Category to	(in	Category to
	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans
Commercial,
financial and
agricultural	$239	3.61%	$425	4.13%	$69	3.92%	$35	2.22%	$71	1.85%
Mortgage loans on
real estate:
Construction
and land
development	2 022	11.03%	2 328	16.23%	2 182	26.63%	1 025	24.50%	820	23.38%
Secured by farm
land	166.36%		107.60%		76.56%		9.59%		12.68%
Secured by 1-4
family
residential	1 666	44.49%	1 255	43.58%	845	39.38%	924	44.02%	753	45.20%
Secured by multi-
family
residential	25.90%		20.88%		16.79%		13.78%		27	1.62%
Secured by nonfarm
nonresidential	859	36.31%	1 275	30.64%	727	23.67%	661	21.25%	478	20.15%
Consumer loans	20	3.10%	146	3.84%	90	4.86%	111	6.55%	248	6.99%
All other loans	1.20%		- -	.10%	4.19%		1.09%		1.13%
Unallocated	14	- -	162	- -	70	- -	- -	- -	13	- -
	$5 012	100.00%	$5 718	100.00%	$4 079	100.00%	$2 779	100.00%	$2 423	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2010	2009	2008	2007	2006
	(in thousands)
Nonaccrual loans	$2 233	$3 819	$2 669	$1 584	$144
Restructured loans	- -	- -	- -	- -	- -
Foreclosed properties	6 563	5 632	1 644	430	- -
Total nonperforming assets	$8 796	$9 451	$4 313	$2 014	$144

Loans past due 90 days
accruing interest	$ - -	$ - -	$1 263	$21	$ - -

Allowance for loan losses
to period end loans	2.29%	2.44%	1.66%	1.24%	1.05%

Nonperforming assets to
period end loans and
foreclosed properties	3.90%	3.93%	1.74%	.89%	.06%

     Loans are placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     At December 31, 2010, other potential problem loans totaled $3.4 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

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

     The schedule below summarizes the carrying value of the portfolio by maturity classifications and shows the weighted average yield in each group.

	2010	Weighted	2009	Weighted	2008	Weighted
	Carrying Value	Average	Carrying Value	Average	Carrying Value	Average
	(in thousands)	Yield	(in thousands)	Yield	(in thousands)	Yield
Securities available for sale
Obligations of U.S. Government agencies:
Maturing within one year	$4 587	3.01%	$1 005	1.25%	$5 600	5.03%
Maturing after one year but
within five years	31 701	1.65%	27 418	2.69%	18 889	4.13%
Municipal obligations:
Maturing within one year	616	3.98%	- -		147	3.04%
Maturing after one year but
within five years	671	3.36%	999	3.73%	879	3.82%
Maturing after five years	4 237	4.02%	3 791	4.14%	1 963	3.86%
Equity securities with no stated maturity	878.02%		1 100.46%		1 217.12%
Total securities available for sale	$42 690		$34 313		$28 695

DEPOSITS

     Deposits decreased $7 million or 2.67% at December 31, 2010 compared to December 31, 2009. The bank’s noncore funding in the form of brokered certificates of deposit has decreased at December 31, 2010 compared to December 31, 2009 by about $8.5 million. This decrease includes brokered certificates of just over $7 million at December 31, 2010 compared to $13 million at December 31, 2009 and brokered certificates of deposit through the bank’s participation in the CDARS program of $7.5 million at December 31, 2010 compared to $10 million at December 31, 2009. By comparing the decrease in brokered deposits of $8.5 million to the total deposit decrease of $7 million, we see that local or core deposits have actually increased in 2010. Reviewing these statistics with an optimistic outlook, management is hopeful that local customers are again able to save and grow our core deposits lessening the bank’s dependence on noncore funding. The bank’s market share percentage in Jefferson County has decreased while its market share percentage in Berkeley County has increased as of June 30, 2010 compared to June 30, 2009. We have 31.41% of the total deposits in Jefferson County compared to 32.41% in 2009 and 4.94% of the total deposits in Berkeley County compared to 4.28% in 2009.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31
	(average balances in thousands)
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$27 597		$26 490		$27 109

Interest-bearing demand deposits	85 654	0.73%	80 842	0.94%	79 591	1.41%
Savings deposits	40 381	0.53%	38 662	0.65%	41 262	1.20%
Time deposits	109 902	2.85%	115 239	3.26%	111 574	4.08%

Total interest-bearing deposits	235 937	1.68%	234 743	2.03%	232 427	2.65%

Total deposits	$263 534		$261 233		$259 536

     At December 31, 2010, time deposits of $100 thousand or more were 17.50% of total deposits compared with 16.91% at December 31, 2009. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2010 are as follows:

Within three months	$1 901
Over three through six months	11 247
Over six months through twelve months	13 460
Over twelve months	18 439

Total	$45 047

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 14.24% and a ratio of Tier 1 capital to risk-weighted assets of 12.97% at December 31, 2010. Both ratios exceed the capital requirements adopted by the federal regulatory agencies.

	2010	2009	2008
	(In thousands)
Tier 1 capital:
Common stock	$3 672	$3 672	$3 672
Surplus	3 932	3 898	3 851
Retained earnings	23 725	21 931	25 070
	31 329	29 501	32 593

Less:
Cost of shares acquired for the treasury	2 866	2 866	2 837
Disallowed deferred tax asset	398	- -	- -

Total tier 1 capital	$28 065	$26 635	$29 756
Tier 2 capital:
Allowance for loan losses (1)	2 733	2 893	3 019

Total risk-based capital	$30 798	$29 528	$32 775

Risk-weighted assets	$216 322	$228 607	$240 471

Capital ratios:
Tier 1 risk-based capital ratio	12.97%	11.65%	12.37%
Total risk-based capital ratio	14.24%	12.92%	13.63%
Leverage ratio	9.36%	8.75%	9.85%

(1)	Limited to 1.25% of gross risk-weighted assets.

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

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2010, the net income as adjusted has provided cash of $5.1 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the section on deposits, we have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash provided by investing activities in 2010 is $3.3 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash used in financing activities in 2010 is $8.1 million.

     At December 31, 2010, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $43.9 million.

     Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In March 2010, the subsidiary bank modified a $3 million borrowing amortizing over three years from the Federal Home Loan Bank. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At December 31, 2010, the subsidiary bank has total credit available through these institutions of approximately $27.8 million.

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

     A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$28 050	$29 275
Standby letters of credit	2 225	1 646

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

     At December 31, 2010, the company had no rate lock commitments to originate mortgage loans.

     Short-Term Borrowings. At December 31, 2010 and 2009, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers. The total of short-term borrowings was $7.4 million on December 31, 2010 and $7.3 million on December 31, 2009.

     The table below presents selected information on these short-term borrowings (in thousands):

	December 31
	2010	2009
Balance outstanding at year end	$7 382	$7 340
Maximum balance at any month-end during the year	$10 023	$11 311
Average balance for the year	$8 372	$9 218
Weighted average rate for the year	1.00%	1.61%
Weighted average rate at year end	1.00%	1.61%
Estimated fair value	$7 382	$7 340

     Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2010:

Payments (in thousands) Due By Period
			Over	Over
		Less	1 Year	3 Years
		than	through	through
	Total	1 Year	3 Years	5 Years
Long-Term Debt Obligations	$2 717	$1 195	$1 522	$ - -

Lease Obligations for Real Estate	$110	$39	$71	$ - -

Lease Obligations for Equipment	$127	$29	$59	$39

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

     Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the investment options risk impact on the company and is not addressed here. But earnings simulation and economic value models, which more effectively measure the cash flow impacts, are utilized by management on a regular basis and are explained below.

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

     The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following tables represent the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of December 31, 2010:

One Year Simulation

		% Change in
Change in Yield Curve		Net Income
+	200 basis points	+	8.0%
+	100 basis points	+	4.4%
	Most likely		0
-	100 basis points	-	1.5%
-	200 basis points	-	3.5%

Two Year Simulation

		% Change in
Change in Yield Curve		Net Income
+	200 basis points	+	11.0%
+	100 basis points	+	6.1%
	Most likely		0
-	100 basis points	-	4.0%
-	200 basis points	-	8.3%

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

     The following chart reflects the change in net market value over different rate environments as of December 31, 2010:

		Change in Economic Value of Equity
Change in Yield Curve		(dollars in thousands)
+	200 basis points	$		- 2,630
+	100 basis points			- 1,112
	Most likely			0
-	100 basis points		+	1,343
-	200 basis points		+	2,711

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Potomac Bancshares, Inc.
Charles Town, West Virginia

We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 31, 2011

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(in thousands, except share data)

	2010	2009
ASSETS
Cash and due from banks	$2 185	$2 493
Interest-bearing deposits in other financial institutions	7 995	4 180
Federal funds sold	2 725	5 950
Securities available for sale, at fair value	42 690	34 313
Loans held for sale	76	97
Loans, net of allowance for loan losses of $5,012
in 2010 and $5,718 in 2009	214 238	228 993
Premises and equipment, net	8 270	8 726
Other real estate owned, net of valuation allowance
of $95 in 2010 and $303 in 2009	6 563	5 632
Accrued interest receivable	960	952
Federal Home Loan Bank of Pittsburgh stock	765	805
Other assets	11 142	12 137

Total Assets	$297 609	$304 278

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$26 695	$27 953
Interest-bearing	230 727	236 514
Total Deposits	$257 422	$264 467
Securities sold under agreements to repurchase	7 382	7 340
Federal Home Loan Bank advances	2 717	3 856
Accrued interest payable	361	405
Other liabilities	2 951	2 638
Commitments and contingent liabilities	- -	- -
Total Liabilities	$270 833	$278 706

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 932	3 898
Undivided profits	23 725	21 931
Accumulated other comprehensive (loss), net	(1 687)	(1 063)
	$29 642	$28 438
Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866
Total Stockholders’ Equity	$26 776	$25 572

Total Liabilities and Stockholders’ Equity	$297 609	$304 278

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share data)

	2010	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$12 923	$13 801	$15 201
Interest on securities available for sale - taxable	755	933	1 415
Interest on securities available for sale - nontaxable	202	148	110
Interest on federal funds sold	3	7	249
Other interest and dividends	21	24	383
Total Interest and Dividend Income	$13 904	$14 913	$17 358

Interest Expense:
Interest on deposits	$3 972	$4 772	$6 162
Interest on securities sold under agreements to repurchase
and federal funds purchased	84	148	255
Interest on Federal Home Loan Bank and Federal Reserve
Bank advances	87	201	60
Total Interest Expense	$4 143	$5 121	$6 477

Net Interest Income	$9 761	$9 792	$10 881

Provision for Loan Losses	1 599	6 690	2 934

Net Interest Income after Provision
for Loan Losses	$8 162	$3 102	$7 947

Noninterest Income:
Trust and financial services	$842	$758	$807
Service charges on deposit accounts	1 854	2 205	2 340
Visa/MC Fees	676	563	516
Cash surrender value of life insurance	235	238	240
Miscellaneous income	38	4	246
(Loss) on sale of real estate	- -	- -	(185)
Gain on sale of securities	- -	42	- -
Other operating income	431	471	391
Total Noninterest Income	$4 076	$4 281	$4 355

Noninterest Expenses:
Salaries and employee benefits	$4 731	$5 351	$5 146
Net occupancy expense of premises	648	570	542
Furniture and equipment expenses	783	948	933
Advertising and marketing	137	176	266
FDIC assessment	563	711	84
Printing, stationery and supplies	182	207	181
Communications	183	184	167
Foreclosed property expense	379	759	167
ATM and check card expense	291	326	313
Other operating expenses	1 867	1 827	1 788
Total Noninterest Expenses	$9 764	$11 059	$9 587
Income (Loss) Before Income Tax Expense (Benefit)	$2 474	$(3 676)	$2 715
Income Tax Expense (Benefit)	680	(1 436)	853

Net Income (Loss)	$1 794	$(2 240)	$1 862

Earnings (Loss) Per Share, basic and diluted	$.53	$(.66)	$.55

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
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

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income	Total
Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

Comprehensive income
Net income – 2010	- -	- -	1 794	- -	- -	$1 794	1 794
Other comprehensive (loss):
Unrealized holding losses
arising during the period
(net of tax, $143)	- -	- -	- -	- -	(276)	(276)	(276)
Change in benefit obligations
and plan assets for pension
and other postretirement
benefits (net of tax, $178)	- -	- -	- -	- -	(348)	(348)	(348)
Total other comprehensive (loss)						(624)
Total comprehensive income						$1 170
Stock-based compensation
expense	- -	34	- -	- -	- -		34
Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)		$26 776

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1 794	$(2 240)	$1 862
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1 599	6 690	2 934
Depreciation	550	573	532
Deferred tax expense (benefit)	494	(609)	(474)
(Discount accretion) and premium amortization on securities, net	214	129	(21)
(Gain) on sale of securities	- -	(42)	- -
(Gain) loss on sale of other real estate	- -	- -	185
Loss on disposal of premises and equipment	5	4	5
Stock-based compensation expense	34	47	70
Proceeds from sale of loans	3 845	8 703	12 153
Origination of loans for sale	(3 824)	(8 471)	(4 349)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(8)	156	258
Decrease (increase) in other assets	325	(2 190)	(418)
(Decrease) in accrued interest payable	(44)	(76)	(276)
Increase (decrease) in other liabilities	118	(1 901)	304
Net cash provided by operating activities	$5 102	$773	$12 765

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$1 000	$5 645	$5 500
Proceeds from call of securities available for sale	28 545	18 000	22 000
Proceeds from sale of securities available for sale	- -	3 042	- -
Purchases of securities available for sale	(38 555)	(32 594)	(15 267)
Net decrease (increase) in loans	9 582	(2 425)	(26 719)
Purchases of premises and equipment	(99)	(1 288)	(2 315)
Proceeds from sale of other real estate	2 849	5 602	1 815
Net cash provided by (used in) investing activities	$3 322	$(4 018)	$(14 986)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	$(1 258)	$2 484	$(2 525)
Net (decrease) increase in interest-bearing deposits	(5 787)	7 895	3 239
Net proceeds (repayment) of securities sold under agreements to repurchase	42	(1 012)	(4 185)
Net (repayment) proceeds of Federal Home Loan Bank advances	(1 139)	(920)	4 564
Purchase of treasury shares	- -	(29)	(149)
Sale of treasury shares	- -	- -	23
Cash dividends	- -	(899)	(1 548)
Net cash (used in) provided by financing activities	$(8 142)	$7 519	$(581)
Increase (decrease) in cash and cash equivalents	$282	$4 274	$(2 802)

CASH AND CASH EQUIVALENTS
Beginning	12 623	8 349	11 151
Ending	$12 905	$12 623	$8 349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4 187	$5 197	$6 753
Income taxes	$720	$41	$1 642

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(419)	$(83)	$117
Change in benefit obligations and plan assets for pension
and other postretirement benefits	$(526)	$1 430	$(2 295)
Loans transferred to OREO	$3 574	$8 814	$3 238
Loans made on sale of other real estate owned	$695	$1 568	$775

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Potomac Bancshares, Inc. and Subsidiary (the company) grant commercial, financial, agricultural, residential and consumer loans to customers, primarily in Jefferson, Berkeley and Morgan Counties of West Virginia; Clarke, Frederick and Loudoun Counties of Virginia and Washington and Frederick Counties of Maryland. The loan portfolio is well diversified and loans generally are collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

The company also offers deposit products to the same primary market area as loans. These products include noninterest-bearing and interest bearing checking accounts, savings accounts and certificates of deposit in various terms.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate, deferred tax assets, fair value determination and the pension benefit obligation.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Securities (Continued)

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the company intends to sell the security or (2) it is more-likely-than-not that the company will be required to sell the security before recovery of its amortized cost basis. If, however, the company does not intend to sell the security and it is not more-likely-than-not that it will be required to sell the security before recovery, the company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. Management regularly reviews each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that the company would be required to sell the security before recovery.

Loans

The company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is comprised of loans secured by real estate. The ability of the company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally, are reported at their recorded investment, which is the outstanding unpaid principal balance adjusted for the allowance for loan losses and any deferred fees or costs on the originated loan. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all classes of loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. For all classes, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for all classes of loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. For these loans that are carried on nonaccrual status, payments are first applied to principal outstanding. Loans of all classes are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For all classes of loans, approval of the Chief Lending Officer or President is required for all loans greater than 90 days past due which are not placed on nonaccrual status and for restoration of nonaccrual loans to accrual status.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The allowance for loan losses is evaluated on a regular basis and at least quarterly by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the economic environment, concentration and growth trends, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

During these evaluations, particular risk characteristics associated with a segment of the loan portfolio are also considered. These characteristics are detailed below:
  Loans secured by farmland and commercial real estate and commercial loans not secured by real estate carry risks associated with the successful operation of a business or farm and the repayment of these loans may depend on the profitability and cash flows of the business or farm. Additional risk relates to the value of collateral other than real estate where depreciation occurs and the appraisal is less precise.
  Real estate secured construction loans carry risks that a project will not be completed as scheduled and budgeted and that the value of the collateral may, at any point, be less than the principal amount of the loan. Additional risks may occur if the general contractor, who may not be a loan customer, is unable to finish the project as planned due to financial pressures unrelated to the project.
  Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral, such as automobiles which may depreciate more rapidly than other assets. In addition, these loans may be unsecured. Consumer loans are more likely than real estate loans to be immediately affected in an adverse manner by job loss, divorce, illness or personal bankruptcy.
  Residential real estate loans carry risks associated the continued credit-worthiness of the borrower and changes in the value of the collateral.
  All other loans include loans for purchasing or carrying securities and, loans to insurance, investment and finance companies. Risks for these loans may be the successful operation of a business and risks associated with the value of collateral other than real estate which may depreciate over time, may depend on interest rates or may fluctuate in active trading markets.
The primary tool used in managing and controlling problem loans is a watch list report. The report is a listing of all loans or commitments (other than consumer and residential mortgage loans) that are considered problem loans. The report is controlled by the Credit Administrator and the President. Consumer and residential mortgage loans are included only if related to a borrower with commercial or other real estate loans on the watch list report. It is a primary responsibility of the loan officer to manage the credit risk within their loan portfolio. As such they should be proactive rather than reactive when considering adding a loan to the watch list report. Occurrence of any of the following criteria is a basis for adding a loan (other than consumer and residential mortgage loans) to the watch list report.
  Loans classified as substandard, doubtful or loss by bank examiners, external auditors, loan officer or loan review officer based upon financial trends of the business.
  Loans on nonaccrual status.
  Loans more than 60 days delinquent.
  Loans renewed or extended more than three times with little or no principal curtailment.
  Loans judgmentally selected by executive management or the Board of Directors due to unexpected changes or events which could have a potentially adverse effect on the borrower’s ability to repay.
When a loan is added to the watch list report, both the loan officer and the Credit Administrator will estimate the need for a specific loss to be allocated in the bank’s loan loss allowance.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The following guidance has been given as an aid to loan officers in detecting problem loans.
  Financial Statement Analysis – As customer financial statements are received, they should be immediately analyzed to see if there are any significant changes in the financial position or operating results.
  Delayed Financial Statements – If we are having problems getting financial statements from a customer, a problem may be developing.
  Delinquent Principal or Interest – Delinquencies are often the first indication of a problem. We carefully review each loan as soon as it becomes past due.
  Marital Difficulties – Marital difficulties often cause business financial stress and are a major cause of problem loans.
  Lack of Cooperation – It is in the borrower’s best interest to cooperate with the bank. We suspect a problem if the customer becomes uncooperative.
  Other Red Flags – The following are additional red flags which could mean a problem loan situation is developing: illness or death of a principal or key employee, overdrafts, unexpected renewals or unanticipated new borrowing, a too high or too low inventory level in comparison to industry standards, irresponsible behavior on the part of a borrower, trade payables begin to increase abnormally and cancellation of insurance.
The allowance consists of specific, general and unallocated components. The specific component relates to loans (other than consumer and residential mortgage loans) that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and special mention loans and is based on historical loss experience adjusted for qualitative factors including the economic environment, concentration and growth trends and the nature and volume of the loan portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Characteristics of the bank’s risk classification grades are as follows:
  Pass – Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. Borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. Acceptable personal guarantors support the loan as needed.
  Special Mention – Special Mention loans often have borrowers with an unstable financial condition and position. Industry conditions may be troubled or in the process of rapid change. Current repayment sources are adequate but are threatened by potential weakness, which if not corrected could result in loss of principal and income to the bank. Borrowers are experiencing adverse operating trends with high financial leverage. Included may be borrowers who have filed bankruptcy and are successfully operating under a plan of reorganization that is providing the bank with adequate repayment of debt.
  Substandard – Substandard loans are situations where the bank is inadequately protected by the current net worth and paying capacity of the customer. Characteristics include high debt to net worth, negative cash flow, and negative debt service capacity. Collateral securing the debt may have questionable value. Loans may be placed on nonaccrual with all payments applied to the principal until such a time as borrower’s financial condition improves. Some loss of principal or income is likely.
  Doubtful – Doubtful loans are considered partially or totally uncollectable. Customers who have filed for bankruptcy and are in the status of initial filing up to the acceptance of the reorganization plan are considered doubtful. This classification does not mean that the loan has absolutely no recovery or salvage value. When a loan is in this category, it will also be on nonaccrual status.
  Loss – Loans in this category are considered uncollectable and have very limited recovery value. Credits in this category will be on nonaccrual status.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If an impaired loan is on nonaccrual status, any payments received will be applied first to principal. If an impaired loans is not on nonaccrual status, any payments received will be applied to principal and interest using usual procedures.

Large groups of smaller balance homogeneous loans (consumer and residential mortgage loans) are collectively evaluated for impairment. Accordingly, the company does not necessarily separately identify individual consumer and residential loans for impairment disclosures unless these loans are related to a borrower with commercial or other real estate loans that are classified.

In connection with the evaluation of the collectability of all classes of loans which are greater than 90 days past due as to principal or interest for nonaccrual status, any amounts not deemed well secured or otherwise collectible shall be recommended for charge-off at that time. Additionally, charge-off consideration shall be given to loans evaluated in connection with the bank’s loan review policy and procedures and loans identified for repossession or foreclosure or meet the criteria for classification as an in-substance foreclosure. In any event, it shall be the policy of the bank to charge-off amounts deemed uncollectible in the periods when identified. All charge-off amounts greater than $25,000 will be Board ratified and amounts $25,000 or less will be approved by the Chief Lending Officer or the President.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. There were no loans classified as TDRs as of December 31, 2010 and 2009.

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
  A 401(k) retirement savings plan is available to all employees meeting certain age and service requirements. The employer match for this plan was increased with the freezing of the defined benefit plan as described above. Under this plan, the employer may make a discretionary matching contribution each plan year and may also make other discretionary contributions to the plan.
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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell and federal funds sold. Generally, securities purchased under agreements to resell and federal funds sold are purchased and sold for one-day periods.

One Financial Center (formerly the Trust Division)

Securities and other property held by One Financial Center in a fiduciary or agency capacity are not assets of the company and are not included in the accompanying consolidated financial statements.

Advertising

The company follows the policy of charging the costs of advertising to expense as incurred.

Treasury Stock

Common shares repurchased are recorded as treasury stock at cost.

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

The stockholders initially authorized up to 183,600 shares of common stock to be used in the granting of incentive and non-qualified options to employees and directors. On April 24, 2007, the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive and non-qualified options to employees and directors.

Stock option compensation expense is the estimated fair value of options granted, and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. There were no options granted in 2009 and 2010. Fair value is estimated using the Black-Scholes option-pricing model. Expected volatility is based on the historic volatility of the company’s stock price over the expected life of the options. We have determined that the expected term for options is their contractual life of 10 years. The risk-free interest rate is the U. S. Treasury zero-coupon issue with a remaining term equal to the expected term of the options granted. The dividend yield is estimated as the ratio of the company’s historical dividends paid per share of common stock to the stock price on the date of grant.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the company—presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2. Securities

There were no securities held to maturity as of December 31, 2010 and 2009.

The amortized cost and fair value of securities available for sale as of December 31, 2010 and 2009 (in thousands) are as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$36 207	$241	$(160)	$36 288
State and municipal obligations	5 537	71	(84)	5 524
Equity securities	1 100	- -	(222)	878
	$42 844	$312	$(466)	$42 690

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government agencies	$28 159	$279	$(15)	$28 423
State and municipal obligations	4 789	56	(55)	4 790
Equity securities	1 100	- -	- -	1 100
	$34 048	$335	$(70)	$34 313

Note 2. Securities (Continued)

The amortized cost and fair value of the securities available for sale as of December 31, 2010 (in thousands), by contractual maturity, are shown below. The equity securities have no stated maturities.

	Amortized	Fair
	Cost	Value
Due in one year or less	$5 153	$5 203
Due after one year through five years	32 323	32 372
Due after five years	4 268	4 237
Equity securities	1 100	878
	$42 844	$42 690

There were no sales of securities during 2010. The gross realized gain from the sale of one security was $42 thousand as of December 31, 2009 and there were no sales of securities during 2008.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 15 debt securities accounts in the consolidated portfolio that have losses at December 31, 2010. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized.

There are three equity securities accounts in the company’s portfolio with losses at December 31, 2010. Because the company has the ability and intent to hold these equity investments until the investments recover their unrealized losses, the company considers these investments to be temporarily impaired at December 31, 2010 and is recognizing no impairment. These are community bank stock related holdings.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2010 and 2009 (in thousands).

	December 31, 2010
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$9 899	$(147)		$1 108	$(13)	$11 007	$(160)
State and municipal obligations	1 912	(84)		- -	- -	1 912	(84)
Equity securities	878	(222)		- -	- -	878	(222)
	$12 689	$(453)		$1 108	$(13)	$13 797	$(466)

	December 31, 2009
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$4 987	$(15)	$	- -	$ - -	$4 987	$(15)
State and municipal obligations	2 746	(55)		- -	- -	2 746	(55)
	$7 733	$(70)	$	- -	$ - -	$7 733	$(70)

Note 2. Securities (Continued)

Securities with a carrying value of $24 million and $23.6 million at December 31, 2010 and 2009 were pledged to secure public funds and other balances as required by law.

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $765 thousand at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s limited repurchase of excess capital stock in 2010, the company does not consider this investment to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

Note 3. Loans and Related Party Transactions

The loan portfolio is composed of the following:

December 31
	2010	2009
(in thousands)
Commercial – non real estate
Commercial and industrial	$7 920	$9 700
Commercial real estate
Owner occupied	67 517	59 280
Non-owner occupied	12 098	12 636
Construction
Residential	5 922	14 625
Commercial	18 252	23 458
Real Estate
Farmland	792	1 419
Residential
Revolving open end	5 975	5 389
1 to 4 family – first liens	82 691	85 909
1 to 4 family – junior liens	8 871	10 992
5 or more family	1 976	2 070
Consumer loans
Titled vehicles	4 349	5 750
Deposit accounts	785	649
All other consumer loans	1 666	2 612
All other loans	436	222
Total loans	$219 250	$234 711
Less: allowance for loan losses	5 012	5 718
	$214 238	$228 993

At December 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $186 thousand and $222 thousand, respectively.

Loans to directors and executive officers of the company or to their associates at December 31, 2010 and 2009 totaled $3.1 million. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. During 2010, total principal additions were $0.6 million and total principal payments were $0.6 million.

Note 4. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Balances at beginning of year	$5 718	$4 079	$2 779
Provision charged to operating expense	1 599	6 690	2 934
Recoveries added to the allowance	321	232	199
Loan losses charged to the allowance	(2 626)	(5 283)	(1 833)
Balances at end of year	$5 012	$5 718	$4 079

Allowance for Loan Losses – By Segment
December 31, 2010
(in thousands)

			Commercial					All
	Farmland	Commercial	Real Estate	Construction	Consumer		Residential	Other	Unallocated		Total
Ending balance	$166	$239	$859	$2 022		$20	$1 691	$1		$14	$5 012

Individually evaluated
for impairment	$161	$217	$528	$1 812	$	- -	$429	$ - -	$	- -	$3 147
Collectively evaluated
for impairment	5	22	331	210		20	1 262	1		14	1 865

Financing receivables:
Ending balance	$792	$7 920	$79 615	$24 174		$6 800	$99 513	$436	$	- -	$219 250

Ending balance:
Individually evaluated
for impairment	$539	$367	$9 398	$11 484	$	- -	$2 874	$ - -	$	- -	$24 662
Collectively evaluated
for impairment	253	7 553	70 217	12 690		6 800	96 639	436		- -	194 588

Credit Quality Information – By Class
December 31, 2010
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$7 371	$180	$95	$106	$166
Commercial real estate
Owner occupied	53 078	5 041	3 829	5 375	194
Non-owner occupied	11 470	628	- -	- -	- -
Construction
Residential	282	489	4 005	1 095	51
Commercial	10 348	2 789	3 575	1 363	- -
Real estate
Farmland	253	- -	- -	539	- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A	N/A
Deposit accounts	N/A	N/A	N/A	N/A	N/A
All other	N/A	N/A	N/A	N/A	N/A
Residential
Revolving open end	N/A	N/A	N/A	N/A	N/A
1-4 family – first liens	N/A	3 234	956	1 434	242
1-4 family – junior liens	N/A	187	42	175	25
5 or more family	N/A	308	- -	- -	- -

Totals	$82 802	$12 856	$12 502	$10 087	$678

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy.

Note 4. Allowance for Loan Losses (Continued)

     Once a loan is designated as a loss, it will usually be cleared from the loan portfolio within 90 days.

Credit Quality Information – By Class (Continued)
December 31, 2010
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$4 341	$8
Deposit accounts	785	- -
All other	1 661	7
Residential
Revolving open end	5 962	13
1-4 family – first liens	75 901	1 101
1-4 Family – junior liens	8 442	- -
5 or more family	1 668	- -
All other	436	- -
Totals	$99 196	$1 129

Impaired Loans – By Class
December 31, 2010
(in thousands)

With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$117	$95	$ N/A	$53	$ - -
Commercial real estate
Owner occupied	4 206	4 256	N/A	3 591	158
Non-owner occupied	75	- -	N/A	15	- -
Construction
Residential	1 188	1 183	N/A	1 769	52
Commercial	2 641	2 631	N/A	3 655	112
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	- -	- -	N/A	- -	- -
1 to 4 family –first liens	1 259	1 242	N/A	1 351	15
1 to 4 family – junior liens	175	175	N/A	142	3
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	- -	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	- -	- -
All other	- -	- -	N/A	- -	- -

Note 4. Allowance for Loan Losses (Continued)

Impaired Loans – By Class (Continued)
December 31, 2010
(in thousands)

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$274	$272	$217	$355	$6
Commercial real estate
Owner occupied	5 201	5 142	528	4 972	272
Non-owner occupied	- -	- -	- -	- -	- -
Construction
Residential	2 786	2 767	600	3 910	175
Commercial	4 924	4 903	1 212	3 242	216
Real estate
Farmland	549	539	161	547	- -
Residential
Revolving open end	- -	- -	- -	- -	- -
1 to 4 family – first liens	1 412	1 390	362	1 186	56
1 to 4 family – junior liens	71	67	67	220	- -
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	--	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -

Totals:
Commercial – non real estate	$391	$367	$217	$408	$6
Commercial real estate	9 482	9 398	528	8 578	430
Construction	11 539	11 484	1 812	12 576	555
Real estate –farmland	549	539	161	547	- -
Residential	2 917	2 874	429	2 899	74
Consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -
	$24 878	$24 662	$3 147	$25 012	$1 065

The following is a summary of information pertaining to impaired loans as of December 31 for each of the years presented (in thousands):

	2009	2008
Impaired loans without a valuation allowance	$12 397	$7 469
Impaired loans with a valuation allowance	14 985	4 245
Total impaired loans	$27 382	$11 714

Valuation allowance related to impaired loans	$3 799	$1 302

Total nonaccrual loans	$3 819	$2 669

Total loans past due ninety days or more and still accruing	$ - -	$1 263

	2009	2008
Average investment in impaired loans	$16 262	$7 770
Interest income recognized on impaired loans	$1 233	$471
Interest income recognized on a cash basis on impaired loans	$68	$4

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loans at December 31, 2010 and 2009 totaled $1.1 million and $1.3 million, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $44 thousand in 2010 and $58 thousand in 2009.

Note 4. Allowance for Loan Losses (Continued)

Recorded reserves for impaired loans total $3.1 million compared to total nonaccrual loans of $2.3 million. There are loans with impairment that are not on nonaccrual status because payments on these loans are current. These loans are kept under constant scrutiny by the loan officers and credit administration.

Nonaccrual and Past Due Loans – By Class
December 31, 2010
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual

Commercial – non real estate
Commercial and industrial	$80	$92	$2	$174	$7 746	$7 920	$ - -	$97
Commercial real estate
Owner occupied	612	- -	- -	612	66 905	67 517	- -	- -
Non owner occupied	194	- -	- -	194	11 904	12 098	- -	- -
Construction
Residential	238	- -	- -	238	5 684	5 922	- -	- -
Commercial	115	- -	285	400	17 852	18 252	- -	405
Real estate
Farmland	- -	- -	539	539	253	792	- -	539
Residential
Revolving open end	- -	- -	- -	- -	5 975	5 975	- -	38
1 to 4 family – first liens	2 269	416	881	3 566	79 125	82 691	- -	1 099
1 to 4 family – junior liens	135	19	- -	154	8 717	8 871	- -	42
5 or more family	- -	- -	- -	- -	1 976	1 976	- -	- -
Consumer
Titled vehicles	37	2	- -	39	4 310	4 349	- -	8
Deposit accounts	11	- -	- -	11	774	785	- -	- -
All other consumer	3	- -	5	8	1 658	1 666	- -	5
All other	- -	- -	- -	- -	436	436	- -	- -
Totals	$3 694	$529	$1 712	$5 935	$213 315	$219 250	$ - -	$2 233
Percentage to Total Loans	1.69%	0.24%	0.78%	2.71%	97.29%		- -%	1.02%

The past due policy of the bank is to report all classes of loans past due in the following categories:
  30 to 59 days past due (principal or interest) still accruing interest
  60 to 89 days past due (principal or interest) still accruing interest
  90 days or more past due (principal or interest) still accruing interest
  Nonaccrual status.
Note 5. Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2010	2009
(in thousands)
Premises and improvements	$9 438	$9 516
Furniture and equipment	4 377	4 630
	$13 815	$14 146
Less accumulated depreciation	5 545	5 420
	$8 270	$8 726

Depreciation included in operating expense for 2010, 2009 and 2008 was $550 thousand, $573 thousand and $532 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $45.0 million and $44.7 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of all time deposits (in thousands) are as follows:

2011	$61 141
2012	18 608
2013	7 227
2014	5 796
2015	10 538
$103 310

Brokered deposits (all in the form of certificates of deposit) totaled $7.2 million and $12.9 million at December 31, 2010 and 2009, respectively.

Deposits of the company’s directors, executive officers and associates totaled $2.1 million and $2.2 million at December 31, 2010 and 2009, respectively.

Deposits of no public funds entity exceed 5% of the bank’s total deposits.

Note 7. Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which totaled $7.4 million and $7.3 million as of December 31, 2010 and 2009, respectively.

During 2010, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank, three year loan, with an original balance of $3.6 million and monthly payments of interest and principal with an interest rate of 1.72%. The December 31, 2010 balance of this advance is $2.7 million. This loan modified the five year, $5 million, 4.61% fixed rate advance originated in 2008. Included with the refinancing was payment of a $162 thousand penalty that is being amortized over the life of the modified advance.

Principal payments (in thousands) on the note are due as follows:

2011	$1 195
2012	1 215
2013	307
$2 717

The company has unused lines of credit with the Federal Home Loan Bank and other financial institutions totaling approximately $27.8 million at December 31, 2010.

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

Note 8. Employee Benefit Plans (Continued)

The company sponsors a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the company to withhold up to the amount allowed by law each calendar year. The company may make a discretionary matching contribution each plan year. The company may also make other discretionary contributions to the plan. The company’s match for this plan has been increased with the freezing of the defined benefit plan as described above. The company made 401(k) matching contributions of $214 thousand, $111 thousand and $100 thousand in 2010, 2009 and 2008, respectively.

The company has entered into contracts with three retirees where the company has agreed to pay the beneficiaries of two participants $50,000 each and the beneficiary of one participant $25,000 at the death of the participants. This postretirement benefit has been accrued as of December 31, 2010 in the amount of $125 thousand. While these liabilities are unfunded, life insurance has been obtained by the company to help offset these payments.

Obligations and funded status:

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010		2009
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$6 962	$7 401		$568		$547
Service cost	- -	266		12		11
Interest cost	413	447		34		32
Change in assumptions	- -	- -		27		- -
Actuarial loss	592	210		4		1
Benefits paid	(311)	(308)		(20)		(23)
Curtailment	- -	(1 054)		- -		- -
Benefit obligation, ending	$7 656	$6 962		$625		$568

Change in plan assets:
Fair value of plan assets, beginning	$5 621	$4 026	$	- -	$	- -
Actual return on plan assets	443	785		- -		- -
Employer contributions	345	1 118		20		23
Benefits paid	(311)	(308)		(20)		(23)
Fair value of plan assets, ending	$6 098	$5 621	$	- -	$	- -

Funded status at end of year	$(1 558)	$(1 341)		$(625)		$(568)
Unrecognized net (gain)	- -	- -		(21)		(52)
Unrecognized transition asset	- -	- -		70		87

Accounts recognized on consolidated
balance sheet as:
Accrued benefit liabilities	$(1 558)	$(1 341)		$(576)		$(533)

Amounts recognized in accumulated other
comprehensive loss consist of:
Net loss (gain)	$2 354	$1 841		$(21)		$(52)
Transition liability	- -	- -		70		87
Deferred tax asset	(800)	(626)		(17)		(12)
	$1 554	$1 215		$32		$23

The accumulated benefit obligation for the defined benefit pension plan was $7.7 million and $7.0 million at December 31, 2010 and 2009, respectively.

Note 8. Employee Benefit Plans (Continued)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

					Other
	Pension Benefits				Postretirement Benefits
	2010		2009	2008	2010	2009	2008
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$	- -	$266	$301	$12	$12	$12
Interest cost		413	447	410	34	32	30
Expected return on plan assets		(460)	(373)	(313)	- -	- -	- -
Amortization of net obligation
at transition		- -	- -	- -	17	17	17
Recognized actuarial loss		96	159	71	- -	- -	- -
Net periodic benefit cost		$49	$499	$469	$63	$61	$59

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive loss:
Net loss (gain)		$609	$(201)	$2 319	$31	$1	$(6)
Transition liability		- -	- -	- -	(18)	(17)	(18)
Deferred tax		(174)	481	(789)	(4)	5	9
Amortization of net (gain)		(96)	(159)	- -	- -	- -	- -
Adjustment to (gain) for curtailment		- -	(1 054)	- -	- -	- -	- -
Total recognized in
accumulated other
comprehensive loss		$339	$(933)	$1 530	$9	$(11)	$(15)
Total recognized in net periodic
benefit cost and accumulated
other comprehensive loss		$388	$(434)	$1 999	$71	$50	$44

Adjustment (in thousands) to retained earnings due to change in measurement date for the year ended December 31, 2008:
Service cost					$42
Interest cost					64
Expected return on plan assets					(66)
Deferred tax benefit					(16)
Amortization of loss					7

Net period benefit cost					$31

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year approximates $150 thousand. The estimated unrecognized transition liability for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $17 thousand.

Note 8. Employee Benefit Plans (Continued)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.08%	6.30%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	6.00%	- -	- -	- -
Rate of compensation increase	N/A	3.00%	3.50%	3.00%	3.00%	3.00%

Weighted-average assumptions used to
determine benefit obligations:
Discount rate	5.37%	6.08%	6.00%	5.70%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	3.50%	3.00%	3.00%	3.00%

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

The fair value (in thousands) of the company’s pension plan assets at December 31, 2010 and December 31, 2009, by asset category is as follows:

		Fair Value Measurement at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical	Inputs	Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash	$615	$615	$ - -	$ - -
Equity securities
U.S. companies	2 502	2 502	- -	- -
International companies	646	646	- -	- -
U. S. Treasury securities	718	718	- -	- -
U. S. Corporate bonds	1 531	1 531	- -	- -
International Corporate bonds	86	86	- -	- -
Total	$6 098	$6 098	$ - -	$ - -

Note 8. Employee Benefit Plans (Continued)

Fair Value Measurement at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical	Inputs	Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash	$194	$194	$ - -	$ - -
Equity securities
U.S. companies	2 749	2 749	- -	- -
International companies	657	657	- -	- -
U. S. Treasury securities	1 175	1 175	- -	- -
U. S. Corporate bonds	846	846	- -	- -
Total	$5 621	$5 621	$ - -	$ - -

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	Plan Assets at December 31
	2010	2009
Asset Category
Equities	52%	61%
Fixed income/cash	48%	39%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 50% equities and 50% fixed income/cash and acceptable ranges within these categories of 40% to 60%. The trust fund allocation is reviewed on a monthly basis and rebalanced to within the acceptable ranges as needed. After review of the December 2009 allocations shown above, the funds were rebalanced and were within acceptable ranges at January 31, 2010. The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

There is no company common stock included in the equity securities of the pension plan at December 31, 2010 and 2009.

Cash Flow

The company expects to contribute $10 thousand to its pension plan in 2011 and $24 thousand to its postretirement plan in 2011.

The following benefit payments (in thousands), which reflect future service, are expected to be paid:

		Other
		Postretirement
	Pension Benefits	Benefits
2011	$356	$24
2012	375	25
2013	393	27
2014	414	31
2015	453	34
Thereafter	2 461	144

Note 8. Employee Benefit Plans (Continued)

For measurement purposes, a 6.40%, 6.85% and 7.10% annual rate of increase in per capita health care costs of covered benefits was assumed for the retiree health care plan for 2010, 2009 and 2008, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$68	$(61)
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	4	(3)

Note 9. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	2010		2009		2008
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)		(in thousands)		(in thousands)
Basic earnings (loss)
per share	3 390	$.53	3 391	$(.66)	3 402	$.55
Effect of dilutive securities:
Stock options	- -		- -		2

Diluted earnings (loss)
per share	3 390	$.53	3 391	$(.66)	3 404	$.55

Stock options for 124,911, 129,067 and 120,278 average shares of common stock were not considered in computing diluted earnings per common share for 2010, 2009 and 2008, respectively, because they were anti-dilutive.

Note 10. Stock-Based Compensation

During 2003, the company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the company. This plan permits the issuance of incentive stock options and non-qualified stock options. The plan authorizes the issuance of up to 183,600 shares of common stock. In 2007, the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive and non-qualified stock options to employees and directors.

Note 10. Stock-Based Compensation (Continued)

A summary of option activity under the plan as of December 31, 2010, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life in Years	(in thousands)
Outstanding at beginning of year	126 224	$14.75
Granted	- -	- -
Exercised	- -	- -
Forfeited	(5 250)	14.49
Outstanding at end of year	120 974	$14.76	5	$ - -
Exercisable at end of year	108 149	$14.59	4	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. The following table summarizes options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price
$11.28	24 468	3.0	$11.28	24 468	$11.28
14.00	32 735	4.0	14.00	32 735	14.00
17.25	34 477	5.0	17.25	29 808	17.25
15.60	29 294	6.0	15.60	21 138	15.60
	120 974			108 149

As of December 31, 2010, there was $16 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period. The unrecognized compensation expense has a weighted average life of one year.

Note 11. Income Taxes

The company files income tax returns in the U. S. Federal jurisdiction and the state of West Virginia. With few exceptions, the company is no longer subject to U. S. Federal, state and local income tax examinations by tax authorities for years prior to 2007.

Net deferred tax assets (in thousands) consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Reserve for loan losses	$1 245	$1 504
Accrued pension expense	530	456
Accrued postretirement benefits	255	238
Nonaccrual interest	36	58
Stock option expense	35	35
Home equity closing costs	23	44
Net loan origination fees	69	50
Securities available for sale	52	- -
OREO expense	138	102
OREO valuation allowance	32	103
OREO built in gain	250	358
	$2 665	$2 948
Deferred tax liabilities:
Depreciation	$89	$108
Securities available for sale	- -	90
	$89	$198

Net deferred tax assets	$2 576	$2 750

The provision (benefit) for income taxes charged to operations for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	2010	2009	2008
Current tax expense (benefit)	$186	$(827)	$1 327
Deferred tax expense (benefit)	494	(609)	(474)
	$680	$(1 436)	$853

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2010, 2009 and 2008 due to the following (in thousands):

	2010	2009	2008
Computed “expected” tax (benefit) expense	$841	$(1 250)	$923
Increase (decrease) in income taxes resulting from:
Tax exempt income	(165)	(146)	(217)
State income tax (benefit) expense	- -	(163)	123
Other	4	123	24
	$680	$(1 436)	$853

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions. See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company has approximately $1 thousand in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2010.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2010 and 2009, the aggregate amounts of daily average required balances were approximately $300 thousand for each time period.

The table below presents the contractual obligations of the company as of December 31, 2010 not disclosed in other notes:

	Lease	Lease
	Obligations	Obligations
	for	for
	Real Estate	Equipment
2011	$39	$29
2012	40	29
2013	31	29
2014	-	30
2015	-	10
Thereafter	-	- -
	$110	$127

Note 13. Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the bank to the company. The approval of the State Banking Commissioner is required if the total of all dividends declared in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years and loans or advances are limited to 10 percent of the bank’s capital stock and surplus on a secured basis.

At December 31, 2010, none of the bank’s retained earnings were available for the payment of dividends. Accordingly, $25.7 million of the company’s equity in the net assets of the bank was restricted at December 31, 2010. Funds available for loans or advances by the bank to the company amounted to $600 thousand.

In addition, dividends paid by the bank to the company would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

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

Note 14. Financial Instruments With Off-Balance-Sheet Risk (Continued)

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2010 and 2009 (in thousands) is as follows:

	2010	2009
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$28 050	$29 275
Standby letters of credit	2 225	1 646

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

At December 31, 2010, the company had no rate lock commitments to originate mortgage loans and had mortgage loans held for sale in the amount of $76 thousand. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell the loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 15. Fair Value Measurements

Determination of Fair Value

The company uses fair value measurements to record fair value adjustments for certain assets and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Note 15. Fair Value Measurements (Continued)

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

FHLB Stock

The carrying amounts of FHLB stock approximate fair value based on redemption provisions of the FHLB.

Bank Owned Life Insurance (BOLI)

The carrying amounts of BOLI approximate fair value.

Note 15. Fair Value Measurements (Continued)

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

At December 31, 2010 and 2009, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$10 180	$10 180	$6 673	$6 673
Federal funds sold	2 725	2 725	5 950	5 950
Securities available for sale	42 690	42 690	34 313	34 313
Loans, net	214 238	212 200	228 993	236 838
Loans held for sale	76	76	97	97
FHLB stock	765	765	805	805
BOLI	6 397	6 397	6 162	6 162
Accrued interest receivable	960	960	952	952

Financial liabilities:
Deposits	257 422	258 240	264 467	260 915
Securities sold under
agreements to repurchase	7 382	7 382	7 340	7 340
FHLB advances	2 717	2 734	3 856	4 012
Accrued interest payable	361	361	405	405

Note 15. Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

Fair Value Measurements at December 31, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government agency securities	$36 288	$ - -	$36 288	$	- -
State and municipal securities	5 524	- -	5 524		- -

Total available for sale debt securities	$41 812	$ - -	$41 812	$	- -

Available for sale equity securities
Financial services industry	$878	$ - -	$878	$	- -

Total available for sale securities	$42 690	$ - -	$42 690	$	- -

Fair Value Measurements at December 31, 2009 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency securities	$28 423	$ - -	$28 423	$	- -
State and municipal securities	4 790	- -	4 790		- -

Total available for sale debt securities	$33 213	$ - -	$33 213	$	- -

Available for sale equity securities
Financial services industry	$1 100	$ - -	$1 100	$	- -

Total available for sale securities	$34 313	$ - -	$34 313	$	- -

Assets Measured at Fair Value on a Nonrecurring Basis

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Note 15. Fair Value Measurements (Continued)

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2010 and 2009. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following table summarizes the company’s assets that were measured at fair value (in thousands) on a nonrecurring basis as of December 31, 2010 and 2009.

Carrying Value at December 31, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$11 933	$ - -	$10 593	$1 340
OREO	6 563	- -	6 563	- -

Carrying Value at December 31, 2009
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$11 186	$ - -	$3 311	$7 875
OREO	5 632	- -	5 632	- -

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

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The company’s and the bank’s actual capital amounts and ratios are presented in the table.

			Minimum
			Capital		Minimum To Be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$30 798	14.24%	$17 306	8.0%	N/A	N/A
Bank of Charles Town	$29 584	13.74%	$17 223	8.0%	$21 529	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$28 065	12.97%	$8 653	4.0%	N/A	N/A
Bank of Charles Town	$26 864	12.48%	$8 612	4.0%	$12 917	6.0%
Tier 1 capital (to average assets):
Consolidated	$28 065	9.36%	$11 992	4.0%	N/A	N/A
Bank of Charles Town	$26 864	8.99%	$11 947	4.0%	$14 934	5.0%

As of December 31, 2009:
Total capital (to risk-weighted assets):
Consolidated	$29 528	12.92%	$18 289	8.0%	N/A	N/A
Bank of Charles Town	$28 293	12.44%	$18 190	8.0%	$22 737	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$26 635	11.65%	$9 144	4.0%	N/A	N/A
Bank of Charles Town	$25 415	11.18%	$9 095	4.0%	$13 642	6.0%
Tier 1 capital (to average assets):
Consolidated	$26 635	8.75%	$12 181	4.0%	N/A	N/A
Bank of Charles Town	$25 415	8.38%	$12 133	4.0%	$15 166	5.0%

Note 17. Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2010 and 2009
(in thousands)

	2010		2009
ASSETS
Cash		$70	$1
Investment in subsidiary		25 685	24 352
Equity securities available for sale, at fair value		858	1 100
Other assets		163	120

Total Assets		$26 776	$25 573

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Other liabilities	$	- -	$1
Total Liabilities	$	- -	$1

STOCKHOLDERS’ EQUITY
Common stock		$3 672	$3 672
Surplus		3 932	3 898
Undivided profits		23 725	21 931
Accumulated other comprehensive (loss), net		(1 687)	(1 063)
		$29 642	$28 438
Less cost of shares acquired for the treasury		2 866	2 866
Total Stockholders’ Equity		$26 776	$25 572

Total Liabilities and Stockholders’ Equity		$26 776	$25 573

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Income
Dividends from subsidiary	$80	$977	$2 582
Interest income	- -	1	3
Total Income	$80	$978	$2 585

Expenses
Stock-based compensation expense	$34	$47	$70
Public relations & new business development	3	4	7
Transfer agent expense	15	15	11
Computer services	4	3	2
Director and committee fees	9	8	9
Legal fees	17	11	9
Other professional fees	16	63	43
Postage	4	4	4
Proxy solicitation	9	8	1
Printing, stationery and supplies	15	16	14
Other taxes	1	1	1
Other operating expenses	- -	117	- -
Total Expenses	$127	$297	$171

(Loss) Income before Income Tax (Benefit) and
Equity in Undistributed Income (Loss)	$(47)	$681	$2 414
of Subsidiary

Income Tax (Benefit)	(31)	(84)	(32)

(Loss) Income before Equity in Undistributed
Income(Loss) of Subsidiary	$(16)	$765	$2 446

Equity in Undistributed Income (Loss) of Subsidiary	1 810	(3 005)	(584)
Net Income (Loss)	$1 794	$(2 240)	$1 862

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010		2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$1 794	$(2 240)	$1 862
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed (income) loss of subsidiary		(1 810)	3 005	584
Stock-based compensation expense		34	47	70
Decrease (increase) in other assets		52	68	(830)
(Decrease) increase in other liabilities		(1)	1	- -

Net cash provided by operating activities		$69	$881	$1 686

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$	- -	$(899)	$(1 548)
Purchase of treasury shares		- -	(29)	(149)
Sale of treasury shares		- -	- -	23

Net cash (used in) financing activities	$	- -	$(928)	$(1 674)

Increase (decrease) in cash and cash equivalents		$69	(47)	$12

CASH AND CASH EQUIVALENTS
Beginning		1	48	36
Ending		$70	$1	$48

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

     As a smaller reporting company, management’s report will not be subject to attestation by the company’s registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

     In order to ensure that the company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-10 of the Proxy Statement dated April 8, 2011, for the May 17, 2011 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 16-17 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO 2001	52	Employed by bank as of 1/1/01 as President and CEO.

Gayle Marshall Johnson	Sr. Vice President & Chief Financial Officer 1994	61	Employed with the bank 1977-1985 and 1988-present; Vice President and Chief Financial Officer since 1990. Sr. Vice President since 2005.

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

Item 11. Executive Compensation.

     The information contained on pages 12-15 of the Proxy Statement dated April 8, 2011, for the May 17, 2011 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 10-11 of the Proxy Statement dated April 8, 2011, for the May 17, 2011 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
2003 Stock Incentive Plan
amended by shareholders
April 24, 2007	120,974	$14.76	310,586

Item 13. Certain Relationships and Related Transactions.

     The information contained on page 16 of the Proxy Statement dated April 8, 2011, for the May 17, 2011 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information contained on pages 6-7 of the Proxy Statement dated April 8, 2011, for the May 17, 2011 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

               3.1 Articles of Incorporation of Potomac Bancshares, Inc. filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 10, 1994, Registration No. 33-80092, Amendments to Articles of Incorporation of Potomac Bancshares, Inc. adopted by shareholders on April 25, 1995 and filed with the West Virginia Secretary of State on May 23, 1995, both incorporated by reference from the Form 10-K for the year ended December 31, 2009, and filed with the Securities and Exchange Commission, File No. 0-24958.

               3.2 Amended and Restated Bylaws of Potomac Bancshares, Inc. and subsequent amendments thereto, incorporated by reference from the Form 10-K for the year ended December 31, 2009, and filed with the Securities and Exchange Commission, File No. 0-24958.

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

               31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer*

               31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer*

               32.1 Section 1350 Certification of Chief Executive Officer*

               32.2 Section 1350 Certification of Chief Financial Officer*

               99.1 Proxy Statement for the 2011 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

                    * Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 31, 2011
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Gayle Marshall Johnson	March 31, 2011
Gayle Marshall Johnson
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ Dr. Keith Berkeley	March 31, 2011
Dr. Keith Berkeley, Director

By	/s/ J. Scott Boyd	March 31, 2011
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 31, 2011
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 31, 2011
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 31, 2011
Margaret Cogswell, Director

By	/s/ Mary Clare Eros	March 31, 2011
Mary Clare Eros, Director

By	/s/ William R. Harner	March 31, 2011
William R. Harner, Director

By	/s/ Stanley L. Merson	March 31, 2011
Stanley L. Merson, Director

By	/s/ Barbara H. Pichot	March 31, 2011
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 31, 2011
John C. Skinner, Jr., Director

By	/s/ C. Larry Togans	March 31, 2011
C. Larry Togans, Director