Form 10-Q
period 2011-03-31
POTOMAC BANCSHARES INC
filed 2011-05-16
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q

(Mark one)

XXX	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	_______ to _______

Commission File Number 0-24958

POTOMAC BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

West Virginia	55-0732247
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

111 East Washington Street
PO Box 906, Charles Town WV	25414-0906
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	304-725-8431

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

Yes  ___       No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer _____      Accelerated Filer  ___        Non-Accelerated Filer  ___        Smaller Reporting Company  XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ___       No XX

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,390,178 as of May 7, 2011

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
FORM 10-Q
March 31, 2011

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

(Unaudited)
	March 31	December 31
	2011	2010
Assets:
Cash and due from banks	$2 181	$2 185
Interest-bearing deposits in other financial institutions	19 095	7 995
Federal funds sold	2 725	2 725
Securities available for sale, at fair value	52 795	42 690
Loans held for sale	- -	76
Loans, net of allowance for loan losses of $4,845 and
$5,012, respectively	207 671	214 238
Premises and equipment, net	8 157	8 270
Other real estate owned, net of valuation allowance of
$95 and $95, respectively	6 980	6 563
Accrued interest receivable	1 012	960
Federal Home Loan Bank of Pittsburgh stock	726	765
Other assets	10 903	11 142

Total Assets	$312 245	$297 609

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$26 941	$26 695
Interest-bearing	245 535	230 727
Total Deposits	272 476	257 422
Securities sold under agreements to repurchase	7 015	7 382
Federal Home Loan Bank advances	2 421	2 717
Accrued interest payable	360	361
Other liabilities	2 851	2 951
Total Liabilities	$285 123	$270 833

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued and outstanding	$3 672	$3 672
Surplus	3 936	3 932
Undivided profits	23 948	23 725
Accumulated other comprehensive (loss), net	(1 568)	(1 687)
	$29 988	$29 642

Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866

Total Stockholders’ Equity	$27 122	$26 776

Total Liabilities and Stockholders’ Equity	$312 245	$297 609

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31
	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$2 993	$3 277
Interest on securities available for sale - taxable	168	196
Interest on securities available for sale - nontaxable	54	49
Interest on federal funds sold	1	1
Other interest and dividends	8	3
Total Interest and Dividend Income	$3 224	$3 526

Interest Expense:
Interest on deposits	$895	$1 078
Interest on securities sold under agreements to repurchase	19	20
Federal Home Loan Bank advances	11	46
Total Interest Expense	$925	$1 144

Net Interest Income	$2 299	$2 382

Provision for Loan Losses	423	310

Net Interest Income after Provision for Loan Losses	$1 876	$2 072

Noninterest Income:
Trust and financial services	$221	$210
Service charges on deposit accounts	429	436
(Loss) gain on sale of other real estate	(27)	112
Visa/MC fees	174	151
Cash surrender value of life insurance	57	59
Other operating income	94	84
Total Noninterest Income	$948	$1 052

Noninterest Expenses:
Salaries and employee benefits	$1 236	$1 260
Net occupancy expense of premises	171	190
Furniture and equipment expenses	200	210
Communications	47	45
FDIC assessment	153	120
Foreclosed property expense	113	181
ATM and check card expenses	71	64
Online banking expense	59	17
Other operating expenses	475	422
Total Noninterest Expenses	$2 525	$2 509
Income before Income Tax Expense	$299	$615
Income Tax Expense	42	193

Net Income	$257	$422

Earnings Per Share, basic and diluted	$.08	$.12

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share data)
(Unaudited)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income	Total
Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

Comprehensive income
Net income	- -	- -	422	- -	- -	$422	422
Other comprehensive (loss):
unrealized holding (losses)
arising during the period
(net of tax, $28)	- -	- -	- -	- -	(54)	(54)	(54)
Total comprehensive income						$368

Stock-based compensation expense	- -	8	- -	- -	- -		8

Balances, March 31, 2010	$3 672	$3 906	$22 353	$(2 866)	$(1 117)		$25 948

Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)		$26 776

Comprehensive income
Net income	- -	- -	257	- -	- -	$257	257
Other comprehensive income:
unrealized holding gains
arising during the period
(net of tax, $61)	- -	- -	- -	- -	119	119	119
Total comprehensive income						$376

Stock-based compensation expense	- -	4	- -	- -	- -		4

Cash dividends ($.01 per share)	- -	- -	(34)	- -	- -		(34)

Balances, March 31, 2011	$3 672	$3 936	$23 948	$(2 866)	$(1 568)		$27 122

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31	March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$257	$422
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	423	310
Depreciation	125	143
Discount accretion and premium amortization on securities, net	75	44
Loss (gain) on sale of other real estate	27	(112)
Stock-based compensation expense	4	8
Proceeds from sale of loans	314	209
Origination of loans for sale	(238)	(566)
Changes in assets and liabilities:
Increase in accrued interest receivable	(52)	(180)
Decrease in other assets	217	11
Decrease in accrued interest payable	(1)	(7)
Decrease in other liabilities	(100)	(214)
Net cash provided by operating activities	$1 051	$68

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$2 000	$ - -
Proceeds from call of securities available for sale	3 000	7 000
Purchase of securities available for sale	(15 000)	(16 029)
Net decrease in loans	5 230	683
Purchases of premises and equipment	(12)	(10)
Proceeds from sale of other real estate	470	909
Net cash used in investing activities	$(4 312)	$(7 447)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$246	$1 089
Net increase in interest-bearing deposits	14 808	6 129
Net (repayment) proceeds of securities sold under agreements to repurchase	(367)	1 427
Net repayment of Federal Home Loan Bank advances	(296)	(256)
Cash dividends	(34)	- -
Net cash provided by financing activities	$14 357	$8 389

Increase in cash and cash equivalents	$11 096	$1 010

CASH AND CASH EQUIVALENTS
Beginning	12 905	12 623

Ending	$24 001	$13 633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$926	$1 151

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$180	$(82)
Loans transferred to other real estate owned	$914	$970
Loans made on sale of other real estate owned	$20	$230

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010, and the results of operations, cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2011 and 2010. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2010. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003, which authorized up to 183,600 shares of common stock to be used in the granting of incentive options to employees and directors. On April 24, 2007, the stockholders approved an additional 250,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first and only stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Employee options granted under the plan are subject to a five year vesting schedule. Director options immediately vest.

Incremental stock-based compensation expense recognized for the three month periods ending March 31, 2011 and 2010 was $4 thousand and $8 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first quarters of 2011 and 2010.

Stock option plan activity for the three months ended March 31, 2011 is summarized below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, January 1, 2011	120 974	$14.76
Granted	- -	- -
Exercised	- -	- -
Canceled or expired	- -	- -
Options outstanding, March 31, 2011	120 974	14.76	4	$ - -
Options exercisable, March 31, 2011	116 896	14.73	4	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

As of March 31, 2011 there was $12 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	Securities

The amortized cost and fair value of securities available for sale as of March 31, 2011 and December 31, 2010 (in thousands) are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U. S. Government agencies	$46 134	$243	$(145)	$46 232
State and municipal obligations	5 537	88	(31)	5 594
Equity securities	1 099	- -	(130)	969
	$52 770	$331	$(306)	$52 795

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U. S. Government agencies	$36 207	$241	$(160)	$36 288
State and municipal obligations	5 537	71	(84)	5 524
Equity securities	1 100	- -	(222)	878
	$42 844	$312	$(466)	$42 690

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are 13 accounts in the consolidated portfolio that have losses at March 31, 2011. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized.

There are two equity security investments in the company’s portfolio with losses at March 31, 2011. Because the company has the ability and intent to hold these equity investments until the investments recover their unrealized losses, the company considers these investments to be temporarily impaired at March 31, 2011 and is recognizing no impairment. These are community bank stock related holdings.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$9 914	$(132)	$1 098	$(13)	$11 012	$(145)
State and municipal obligations	865	(31)	- -	- -	865	(31)
Equity securities	969	(130)	- -	- -	969	(130)
Total	$11 748	$(293)	$1 098	$(13)	$12 846	$(306)

3.     Securities (Continued)

	December 31, 2010
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S.
Government agencies	$9 899	$(147)	$1 108	$(13)	$11 007	$(160)
State and municipal obligations	1 912	(84)	- -	- -	1 912	(84)
Equity securities	878	(222)	- -	- -	878	(222)
Total	$12 689	$(453)	$1 108	$(13)	$13 797	$(466)

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $726 thousand at March 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock on a regular basis, the company does not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

4.	Loans

The loan portfolio, stated at face amount, is composed of the following:

	March 31	December 31
	2011	2010
(in thousands)
Commercial – non real estate
Commercial and industrial	$7 274	$7 920
Commercial real estate
Owner occupied	64 133	67 517
Non-owner occupied	13 245	12 098
Construction
Residential	5 874	5 922
Commercial	16 944	18 252
Real Estate
Farmland	741	792
Residential
Revolving open end	5 834	5 975
1 to 4 family – first liens	79 825	82 691
1 to 4 family – junior liens	8 634	8 871
5 or more family	3 167	1 976
Consumer loans
Titled vehicles	3 280	3 713
Deposit accounts	866	737
All other consumer loans	2 305	2 350
All other loans	394	436
Total loans	$212 516	$219 250
Less: allowance for loan losses	4 845	5 012

	$207 671	$214 238

5.	Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March	December	March
	2011	2010	2010
Balance at beginning of period	$5 012	$5 718	$5 718

Provision charged to operating expense	423	1 599	310
Recoveries added to the allowance	52	321	71
Loan losses charged to the allowance	(642)	(2 626)	(792)

Balance at end of period	$4 845	$5 012	$5 307

Allowance for Loan Losses – By Segment
March 31, 2011
(in thousands)

			Commercial					All
	Farmland	Commercial	Real Estate	Construction	Consumer		Residential	Other	Unallocated		Total
Beginning balance	$166	$239	$859	$2 022		$20	$1 691	$1		$14	$5 012
Charge-offs	- -	- -	(59)	(57)		(45)	(481)	- -		- -	(642)
Recoveries	- -	5	6	5		34	2	- -		- -	52
Provision	(155)	(39)	5	(424)		11	922	- -		103	423

Ending balance	$11	$205	$811	$1 546		$20	$2 134	$1		$117	$4 845

Individually evaluated
for impairment	$0	$186	$478	$1 308	$	- -	$836	$ - -	$	- -	$2 808
Collectively evaluated
for impairment	11	19	333	238		20	1 298	1		117	2 037

Financing receivables:
Ending balance	$741	$7 274	$77 378	$22 818		$6 451	$97 460	$394	$	- -	$212 516

Ending balance:
Individually evaluated
for impairment	$0	$353	$8 903	$8 352	$	- -	$4 521	$ - -	$	- -	$22 129
Collectively evaluated
for impairment	741	6 921	68 475	14 466	6 451		92 939	394		- -	190 387

Allowance for Loan Losses – By Segment
December  31, 2010
(in thousands)

			Commercial					All
	Farmland	Commercial	Real Estate	Construction	Consumer		Residential	Other	Unallocated		Total
Ending balance	$166	$239	$859	$2 022		$20	$1 691	$1		$14	$5 012

Individually evaluated
for impairment	$161	$217	$528	$1 812	$	- -	$429	$ - -	$	- -	$3 147
Collectively evaluated
for impairment	5	22	331	210		20	1 262	1		14	1 865

Financing receivables:
Ending balance	$792	$7 920	$79 615	$24 174		$6 800	$99 513	$436	$	- -	$219 250

Ending balance:
Individually evaluated
for impairment	$539	$367	$9 398	$11 484	$	- -	$2 874	$ - -	$	- -	$24 662
Collectively evaluated
for impairment	253	7 553	70 217	12 690	6 800		96 639	436		- -	194 588

5.      Allowance for Loan Losses (Continued)

Credit Quality Information – By Class
March 31, 2011
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$6 753	$168	$ - -	$261	$92
Commercial real estate
Owner occupied	51 101	4 242	2 917	5 873	- -
Non-owner occupied	7 230	5 901	- -	114	- -
Construction
Residential	2 006	1 380	510	1 951	27
Commercial	9 452	3 932	1 974	1 466	120
Real estate
Farmland	741	- -	- -	- -	- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A	N/A
Deposit accounts	N/A	N/A	N/A	N/A	N/A
All other	N/A	N/A	N/A	N/A	N/A
Residential
Revolving open end	N/A	300	N/A	24	N/A
1-4 family – first liens	N/A	3 378	1 162	2 249	569
1-4 family – junior liens	N/A	100	- -	174	42
5 or more family	N/A	305	- -	- -	- -

Totals	$77 283	$19 706	$6 563	$12 112	$850

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy. Once a loan is designated as a loss, it will usually be cleared from the loan portfolio within 90 days.

Credit Quality Information – By Class (Continued)
March 31, 2011
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$3 273	$7
Deposit accounts	866	- -
All other	2 301	4
Residential
Revolving open end	5 497	13
1-4 family – first liens	72 065	402
1-4 Family – junior liens	8 308	10
5 or more family	2 862	- -
All other	394	- -
Totals	$95 566	$436

5.      Allowance for Loan Losses (Continued)

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

Credit Quality Information – By Class (Continued)
December 31, 2010
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$3 705	$8
Deposit accounts	737	- -
All other	2 345	7
Residential
Revolving open end	5 962	13
1-4 family – first liens	75 901	1 101
1-4 Family – junior liens	8 442	- -
5 or more family	1 668	- -
All other	436	- -
Totals	$99 196	$1 129

5.      Allowance for Loan Losses (Continued)

Impaired Loans – By Class
March 31, 2011
(in thousands)

With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$187	$167	$ N/A	$84	$1
Commercial real estate
Owner occupied	4 285	4 260	N/A	3 678	215
Non-owner occupied	- -	- -	N/A	15	- -
Construction
Residential	876	866	N/A	1 479	35
Commercial	2 322	2 311	N/A	3 213	128
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	302	300	N/A	60	15
1 to 4 family –first liens	772	769	N/A	1 179	17
1 to 4 family – junior liens	175	174	N/A	158	5
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	- -	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	- -	- -
All other	- -	- -	N/A	- -	- -

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$187	$186	$186	$292	$7
Commercial real estate
Owner occupied	4 572	4 529	401	5 017	332
Non-owner occupied	114	114	77	23	- -
Construction
Residential	1 649	1 622	672	3 031	171
Commercial	3 596	3 553	636	3 453	177
Real estate
Farmland	- -	- -	- -	431	- -
Residential
Revolving open end	28	24	24	5	- -
1 to 4 family – first liens	3 244	3 212	770	1 680	143
1 to 4 family – junior liens	43	42	42	164	- -
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	- -	- -	- -	- -	- -
All other	- -	- -	- -	- -	- -

Totals:
Commercial – non real estate	$374	$353	$186	$376	$8
Commercial real estate	8 972	8 903	478	8 733	547
Construction	8 443	8 352	1 308	11 176	511
Real estate –farmland	- -	- -	- -	431	- -
Residential	4 564	4 521	836	3 246	180
Consumer	- -	- -	- -	- -	- -
All other	- -	- -	- -	- -	- -
	$22 353	$22 129	$2 808	$23 962	$1 246

5.      Allowance for Loan Losses (Continued)

Impaired Loans – By Class
December 31, 2010
(in thousands)

With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$117	$95	$ N/A	$53	$ - -
Commercial real estate
Owner occupied	4 206	4 256	N/A	3 591	158
Non-owner occupied	75	- -	N/A	15	- -
Construction
Residential	1 188	1 183	N/A	1 769	52
Commercial	2 641	2 631	N/A	3 655	112
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	- -	- -	N/A	- -	- -
1 to 4 family –first liens	1 259	1 242	N/A	1 351	15
1 to 4 family – junior liens	175	175	N/A	142	3
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	- -	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	- -	- -
All other	- -	- -	N/A	- -	- -

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$274	$272	$217	$355	$6
Commercial real estate
Owner occupied	5 201	5 142	528	4 972	272
Non-owner occupied	- -	- -	- -	- -	- -
Construction
Residential	2 786	2 767	600	3 910	175
Commercial	4 924	4 903	1 212	3 242	216
Real estate
Farmland	549	539	161	547	- -
Residential
Revolving open end	- -	- -	- -	- -	- -
1 to 4 family – first liens	1 412	1 390	362	1 186	56
1 to 4 family – junior liens	71	67	67	220	- -
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -

Totals:
Commercial – non real estate	$391	$367	$217	$408	$6
Commercial real estate	9 482	9 398	528	8 578	430
Construction	11 539	11 484	1 812	12 576	555
Real estate –farmland	549	539	161	547	- -
Residential	2 917	2 874	429	2 899	74
Consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -
	$24 878	$24 662	$3 147	$25 012	$1 065

5.	Allowance for Loan Losses (Continued)

Recorded reserves for impaired loans total $2.8 million compared to total nonaccrual loans of $2.7 million. There are loans with impairment that are not on nonaccrual status because payments on these loans are current. These loans are kept under constant scrutiny by the loan officers and credit administration.

Nonaccrual and Past Due Loans – By Class
March 31, 2011
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or more	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$26	$92	$1	$119	$7 155	$7 274	$ - -	$93
Commercial real estate
Owner Occupied	644	- -	- -	644	63 489	64 133	- -	- -
Non owner occupied	- -	- -	- -	- -	13 245	13 245	- -	- -
Construction
Residential	1 340	- -	374	1 714	4 160	5 874	- -	401
Commercial	464	477	321	1 262	15 682	16 944	- -	798
Real Estate
Farmland	- -	- -	- -	- -	741	741	- -	- -
Residential
Revolving open end	- -	- -	- -	- -	5 834	5 834	- -	37
1 to 4 family – first liens	3 361	220	705	4 566	75 259	79 825	276	1 282
1 to 4 family – junior liens	118	43	52	213	8 421	8 634	- -	52
5 or more family	- -	- -	- -	- -	3 167	3 167	- -	- -
Consumer
Titled Vehicles	3	- -	- -	3	3 277	3 280	- -	7
Deposit Accounts	- -	- -	- -	- -	866	866	- -	- -
All other consumer	20	- -	3	23	2 282	2 305	- -	4
All Other	- -	- -	- -	- -	394	394	- -	- -
Totals	$5 976	$832	$1 460	$8 544	$203 972	$212 516	$276	$2 674

Percentage to Total Loans	2.81%	0.39%	0.69%	4.02%	95.98%		.13%	1.26%

Nonaccrual and Past Due Loans – By Class
December 31, 2010
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or more	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$80	$92	$2	$174	$7 746	$7 920	$ - -	$97
Commercial real estate
Owner Occupied	612	- -	- -	612	66 905	67 517	- -	- -
Non owner occupied	194	- -	- -	194	11 904	12 098	- -	- -
Construction
Residential	238	- -	- -	238	5 684	5 922	- -	- -
Commercial	115	- -	285	400	17 852	18 252	- -	405
Real Estate
Farmland	- -	- -	539	539	253	792	- -	539
Residential
Revolving open end	- -	- -	- -	- -	5 975	5 975	- -	38
1 to 4 family – first liens	2 269	416	881	3 566	79 125	82 691	- -	1 099
1 to 4 family – junior liens	135	19	- -	154	8 717	8 871	- -	42
5 or more family	- -	- -	- -	- -	1 976	1 976	- -	- -
Consumer
Titled Vehicles	37	2	- -	39	4 310	4 349	- -	8
Deposit Accounts	11	- -	- -	11	774	785	- -	- -
All other consumer	3	- -	5	8	1 658	1 666	- -	5
All Other	- -	- -	- -	- -	436	436	- -	- -
Totals	$3 694	$529	$1 712	$5 935	$213 315	$219 250	$ - -	$2 233

Percentage to Total Loans	1.69%	0.24%	0.78%	2.71%	97.29%		- -%	1.02%

5.	Allowance for Loan Losses (Continued)

The past due policy of the bank is to report all classes of loans past due in the following categories:
  30 to 59 days past due (principal or interest) still accruing interest
  60 to 89 days past due (principal or interest) still accruing interest
  90 days or more past due (principal or interest) still accruing interest
  Nonaccrual status.
6.	Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31	March 31	March 31	March 31
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ - -	$ - -	$3	$3
Interest cost	100	103	9	9
Expected return on plan assets	(119)	(115)	- -	- -
Amortization of net obligation at transition	- -	- -	5	4
Recognized net actuarial loss	38	24	- -	- -

Net periodic benefit cost	$19	$12	$17	$16

Employer Contribution

The company anticipates the 2011 contribution for the pension plan will approximate $10 thousand. The company has made payments of $10 thousand as of March 31, 2011. The company has made payments of $5 thousand for the other postretirement benefit plans for the first three months of 2011 and anticipates remaining payments for 2011 to total $15 thousand.

7.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on March 31, 2011 and March 31, 2010 earnings per share.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010

	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$.08	3 390 178	$.12
Effect of dilutive securities:
Stock options	- -		- -

Diluted earnings per share	3 390 178	$.08	3 390 178	$.12

For the quarter ended March 31, 2011, stock options representing 120,974 average shares, and for the quarter ended March 31, 2010, stock options representing 126,224 average shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

8.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The company has included the required disclosures in its consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

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

9.	Fair Value Measurements (Continued)

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

FHLB Stock

The carrying amounts of FHLB stock approximate fair value based on redemption provisions of the FHLB.

9.	Fair Value Measurements (Continued)

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

At March 31, 2011 and December 31, 2010, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$21 276	$21 276	$10 180	$10 180
Federal funds sold	2 725	2 725	2 725	2 725
Securities available for sale	52 795	52 795	42 690	42 690
Loans, net	207 671	205 312	214 238	212 200
Loans held for sale	- -	- -	76	76
FHLB stock	726	726	765	765
BOLI	6 454	6 454	6 397	6 397
Accrued interest receivable	1 012	1 012	960	960

Financial liabilities:
Deposits	272 476	273 651	257 422	258 240
Securities sold under
agreements to repurchase	7 015	7 015	7 382	7 382
FHLB advances	2 421	2 437	2 717	2 734
Accrued interest payable	360	360	361	361

9.	Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

Fair Value Measurements at March 31, 2011 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government agency securities	$46 232	$ - -	$46 232	$	- -
State and municipal securities	5 594	- -	5 594		- -

Total available for sale debt securities	$51 826	$ - -	$51 826	$	- -

Available for sale equity securities
Financial services industry	$969	$ - -	$969	$	- -

Total available for sale securities	$52 795	$ - -	$52 795	$	- -

Fair Value Measurements at December 31, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government agency securities	$36 288	$ - -	$36 288	$	- -
State and municipal securities	5 524	- -	5 524		- -

Total available for sale debt securities	$41 812	$ - -	$41 812	$	- -

Available for sale equity securities
Financial services industry	$878	$ - -	$878	$	- -

Total available for sale securities	$42 690	$ - -	$42 690	$	- -

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

9.	Fair Value Measurements (Continued)

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one- to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2011 and December 31, 2010. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is likely that some amounts due according to the contractual terms of the loan agreement may not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of March 31, 2011 and December 31, 2010.

Carrying Value at March 31, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$10 474	$ - -	$10 374	$100
OREO	6 980	- -	6 980	- -

Carrying Value at December 31, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$11 933	$ - -	$10 593	$1 340
OREO	6 563	- -	6 563	- -

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

FINANCIAL OVERVIEW

If the first quarter is any indication, 2011 is shaping up to be a challenging year for the industry and the bank. Lenders are finding loan demand to be somewhat stagnant. Interest bearing deposits have had unexpected growth which has had a negative impact on earnings. Management has counteracted the trend by substantially lowering deposit rates and modifying terms of the Smart Checking account. The excess funds have been predominantly put into investment securities in an attempt to improve returns until loan demand improves.

On a more positive note, there are some indications of potential growth. Several commercial projects are under way within our primary banking area. This brings the potential for job creation and an improving overall local economy. We are very hopeful that the start of growth will continue toward a more “normal” local economy in the near future. Growth in deposits has increased liquidity and put us in a great position to meet loan demand when it begins to increase.

Total assets have increased $14.6 million or 4.9% from the December 31, 2010 total of $297.6 million to $312.2 million at March 31, 2011. Interest bearing deposits in other financial institutions increased approximately $11.1 million. Securities have increased approximately $10.1 million. The increase in cash is primarily due to an increase in deposits. The security increase was the result of replacing securities that had matured or been called in the first quarter of 2011 and adding additional securities to provide a return on the excess funds currently on deposit. Loans have decreased approximately $6.5 million from the December 31, 2010 total of $214.2 million to $207.7 million at March 31, 2011. The loan decrease can be attributed to minimal loan demand, the pay down of existing loans, loan charge-offs and the transfer of loans to OREO.

Total deposits have increased $15.1 million or 5.9% at March 31, 2011 compared to December 31, 2010. Noninterest-bearing deposits have increased 0.9% and interest-bearing deposits have increased 6.4% during the first quarter of 2011. The increase in deposits is the result of a combination of circumstances including, management believes, customers saving more. Other liabilities decreased 3.39%.

The March 31, 2011 annualized return on average assets is .34% compared to .59% at December 31, 2010. At March 31, 2011 the annualized return on average equity is 3.79% compared to 6.70% at December 31, 2010. The Tier 1 capital to average assets ratio (leverage capital ratio) is 9.02% at March 31, 2011 compared to 9.36% at December 31, 2010. The Tier 1 capital to total risk weighted assets ratio is 12.88% at March 31, 2011 compared to 12.97% at December 31, 2010. The total capital to risk weighted assets ratio is 14.14% at March 31, 2011 compared to 14.24% at December 31, 2010. All capital ratios are within the regulatory guidelines.

			Minimum
			Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$30 086	14.14%	$17 022	8.00%
Tier 1 capital to risk weighted assets	$27 400	12.88%	$8 511	4.00%
Tier 1 capital to average assets	$27 400	9.02%	$12 152	4.00%

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

	March 31	December 31	March 31
	2011	2010	2010
Balance at beginning of period	$5 012	$5 718	$5 718
Charge-offs:
Commercial, financial and agricultural	- -	313	- -
Real estate – construction	57	775	346
Real estate – mortgage	540	1 245	357
Consumer	45	293	89
Total charge-offs	642	2 626	792
Recoveries:
Commercial, financial and agricultural	5	25	- -
Real estate – construction	5	- -	- -
Real estate – mortgage	9	95	6
Consumer	33	201	65
Total recoveries	52	321	71
Net charge-offs	590	2 305	721
Provision charged to operations	423	1 599	310
Balance at end of period	$4 845	$5 012	$5 307

Ratio of net charge-offs during the period to average
loans outstanding during the period	.27%	1.01%	.31%

As a result of the regular loan reviews by management, the reserve decreased when comparing data as of March 31, 2011 to March 31, 2010. This is reflected in the allowance for loan loss to period end loans ratios for these same quarter ends. The decrease over the previous year represents management’s assessment of the bank’s loan portfolio that has been affected by the poor economic conditions. Most of the loans foreclosed upon or currently in nonaccrual status are related to the real estate industry. In comparing data for the loan loss reserve for the March 31, 2011 quarter end to December 31, 2010 information, the reserve has decreased. This represents the gradual improvement in the status of problem assets as management continues to review these assets on a regular basis.

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

	March 31	December 31	March 31
	2011	2010	2010
Nonaccrual loans	$2 674	$2 233	$3 177
Restructured loans	- -	- -	- -
Foreclosed properties	6 980	6 563	5 805
Total nonperforming assets	$9 654	$8 796	$8 982

Loans past due 90 days accruing interest	$276	$ - -	$ - -
Allowance for loan losses to period end loans	2.28%	2.29%	2.28%
Nonperforming assets to period end loans and
foreclosed properties	4.40%	3.90%	3.77%

At March 31, 2011, other potential problem loans total $2.3 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the three months ended March 31, 2011 and 2010 are highlighted below.

➢ Net income in 2011 is 39.1% less than the 2010 net income. This is predominantly the result of changes in the loan and deposit portfolios. The loan portfolio has decreased and the total deposits, including interest bearing deposits, have increased.

➢ At March 31, 2011, total interest and dividend income is down 8.6% compared to March 31, 2010. Although loan yields have remained relatively stable over the past year, the loan portfolio has decreased. The reduction in income is created by the smaller amount of loans from which to collect interest.

 ➢ At March 31, 2011, interest expense was 19.1% below 2010 expense for the same time period. The decrease in expense is primarily due to a reduction in interest rates since interest bearing deposit balances actually increased. The lower overall average balance in daily cash management accounts and a lower balance on the FHLB advance due to the continued pay down of the advance contributed to the decrease in interest expense.

➢ Net interest margin at March 31, 2011 is 3.44%, down from the December 31, 2010 figure of 3.56% and March 31, 2010 figure of 3.47%. During the first three months of 2011, the overall average rate on loans dropped slightly from 5.70% at December 31, 2010 to 5.64% at March 31, 2011. The overall rate on loans at March 31, 2010 was 5.74%. During this same period the overall average rate being paid on deposits decreased to 1.53% from 1.68% at December 31, 2010 and 1.81% at March 31, 2010.

Noninterest income decreased 9.9% for the three months ended March 31, 2011 compared to March 31, 2010. Some significant income items are listed here.

➢ At March 31, 2011 there is an overall loss on sale of OREO compared to an overall gain at March 31, 2010. This results in a decrease of 124.1% in the gain or loss on sale of OREO account.

➢ Visa and Mastercard fees have increased 15.2%. The increase is believed to be an overall increase in consumer spending and the likelihood that consumers continue to get more comfortable with using credit/debit cards versus cash.

➢ Other non interest income has decreased 11.9%. The significant factor contributing to this drop is the reduction in rental income on other real estate. Two properties, a home and set of storage units, that were being rented during the first quarter of 2010 were sold later in 2010 reducing rental income.

Noninterest expense increased about .64% for the three months ended March 31, 2011 compared to the same period in 2010. Some details are listed below.

➢ Occupancy expense has decreased 10.0%. The biggest contributing factor was the 47.1% decrease in grounds maintenance during the first quarter of 2011. Normally grounds maintenance is higher during this time period due to the extra expense associated with winter weather. The 2011 winter was somewhat mild compared to the record snowfall of February 2010, thus the costs associated with handling the weather was reduced.

➢ Foreclosed property expense has decreased 37.6% compared to the first quarter of 2010. The decrease is two fold. The latest properties foreclosed upon have been in better shape and/or a finished product. Many of the properties in the other real estate portfolio are land with no structures to maintain or improve for selling purposes.

➢ ATM and check card expenses have increased 10.9% in the first three months of 2011 compared to the same time period in 2010. The increase is due to increased usage by customers.

➢ The FDIC assessment has increased 27.5% in the first quarter of 2011 as compared to the same quarter in 2010. The increase is due to the increase in deposits.

➢ Other noninterest expenses have increased 12.6% at March 31, 2011 compared to March 31, 2010. The significant contributing factors are outlined below.
  Other professional fees increased due to timing differences of bill payments and to the use of a consultant to assess the Small Business Lending Fund program.

  Postage has increased primarily due to the timing differences of payments.

  Printing, stationery and supplies expense increased 18.6%. The increase is due to timing differences of payments and to some additional costs related to the outsourced printing of statements.
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

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2011.

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2011, the net income as adjusted has provided cash of $1.0 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. As mentioned in the section on deposits, we have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash used in investing activities in 2011 is $4.3 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash provided by financing activities in 2010 is $14.4 million.

At March 31, 2011, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $51.6 million.

Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In March 2010, the subsidiary bank modified a $3 million borrowing amortizing over three years from the Federal Home Loan Bank. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At March 31, 2011, the subsidiary bank has total credit available through these institutions of approximately $28.4 million.

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The company had a ratio of total capital to risk-weighted assets of 14.14% and a ratio of tier 1 capital to risk-weighted assets of 12.88% at March 31, 2011. Both ratios exceed the capital requirements adopted by the federal regulatory agencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
January 1 through
January 31	NONE	- -	283 553	62 515
February 1 through
February 28	NONE	- -	283 553	62 515
March 1 through
March 31	NONE	- -	283 553	62 515

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

POTOMAC BANCSHARES, INC.

Date:	May 16, 2011	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date:	May 16, 2011	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer