Form 10-Q
period 2011-06-30
POTOMAC BANCSHARES INC
filed 2011-08-15
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q

(Mark one)

XXX	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
3,390,178 as of August 12, 2011

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
FORM 10-Q
June 30, 2011

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Income (Unaudited) for the Three Months Ended June 30, 2011
	and 2010 and for the Six Months ended June 30, 2011 and 2010	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months
	Ended June 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011
	and 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24 - 29

Item 4.	Controls and Procedures.	30

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 4.	(Removed and Reserved).	30

Item 5.	Other Information.	30

Item 6.	Exhibits.	31

Signatures		32

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

     The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, unemployment, pricing in the real estate market, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the possibility of future FDIC assessments, Congressional legislation and similar matters (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act). The recent downgrade of U.S. government securities by one of the credit rating agencies could have a material adverse effect on the company’s operations, earnings and financial condition. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Cash and due from banks	$2 205	$2 185
Interest-bearing deposits in other financial institutions	7 847	7 995
Federal funds sold	725	2 725
Securities available for sale, at fair value	55 738	42 690
Loans held for sale	- -	76
Loans, net of allowance for loan losses of $4,113 and
$5,012, respectively	206 028	214 238
Premises and equipment, net	8 101	8 270
Other real estate owned, net of valuation allowance of
$379 and $95, respectively	7 501	6 563
Accrued interest receivable	902	960
Federal Home Loan Bank of Pittsburgh stock	690	765
Other assets	11 030	11 142

Total Assets	$300 767	$297 609

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$26 700	$26 695
Interest-bearing	232 005	230 727
Total Deposits	258 705	257 422
Securities sold under agreements to repurchase	9 125	7 382
Federal Home Loan Bank advances	2 122	2 717
Accrued interest payable	273	361
Other liabilities	3 011	2 951
Total Liabilities	$273 236	$270 833

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued and outstanding	$3 672	$3 672
Surplus	3 940	3 932
Undivided profits	24 089	23 725
Accumulated other comprehensive (loss), net	(1 304)	(1 687)
	$30 397	$29 642

Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866

Total Stockholders’ Equity	$27 531	$26 776

Total Liabilities and Stockholders’ Equity	$300 767	$297 609

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$2 880	$3 269	$5 873	$6 546
Interest on securities available for sale - taxable	192	216	360	412
Interest on securities available for sale – nontaxable	55	49	109	98
Interest on federal funds sold	- -	1	1	2
Other interest and dividends	11	4	19	7
Total Interest and Dividend Income	3 138	3 539	6 362	7 065

Interest Expense:
Interest on deposits	757	1 023	1 652	2 101
Interest on securities sold under agreements to repurchase	16	20	35	40
Federal Home Loan Bank advances	11	15	22	61
Total Interest Expense	784	1 058	1 709	2 202

Net Interest Income	2 354	2 481	4 653	4 863

Provision for Loan Losses	175	461	599	771
Net Interest Income after
Provision for Loan Losses	2 179	2 020	4 054	4 092

Noninterest Income:
Trust and financial services	230	227	451	437
Service charges on deposit accounts	480	478	909	914
(Loss) gain on sale of other real estate	(43)	30	(70)	142
Visa/MC Fees	195	178	369	329
Cash surrender value of life insurance	59	59	116	118
Other operating income	107	121	201	205
Total Noninterest Income	1 028	1 093	1 976	2 145

Noninterest Expenses:
Salaries and employee benefits	1 247	1 142	2 483	2 402
Net occupancy expense of premises	151	144	322	334
Furniture and equipment expenses	210	227	410	437
FDIC assessment	106	154	259	274
Director and committee fees	47	44	81	75
Other professional fees	64	46	94	68
Printing, stationery and supplies	58	67	99	102
Communications	46	47	93	92
ATM and check card expenses	82	71	153	135
Miscellaneous real estate expense	45	9	48	28
Foreclosed property expense	186	110	299	291
Other real estate write downs	284	- -	284	17
Other operating expenses	502	400	927	715
Total Noninterest Expenses	3 028	2 461	5 552	4 970
Income before Income Tax Expense	179	652	478	1 267
Income Tax Expense	6	214	48	407

Net Income	$173	$438	$430	$860

Earnings Per Share, basic and diluted	$.05	$.13	$.13	$.25

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
($ in thousands, except share and per share data)
(Unaudited)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income	Total
Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

Comprehensive income
Net income	- -	- -	860	- -	- -	$860	860
Other comprehensive income:
unrealized holding gains
arising during the period
(net of tax, $40)	- -	- -	- -	- -	78	78	78
Total comprehensive income						$938

Stock-based compensation expense	- -	17	- -	- -	- -		17

Balances, June 30, 2010	$3 672	$3 915	$22 791	$(2 866)	$(985)		$26 527

Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)		$26 776

Comprehensive income
Net income	- -	- -	430	- -	- -	$430	430
Other comprehensive income:
unrealized holding gains
arising during the period
(net of tax, $197)	- -	- -	- -	- -	383	383	383
Total comprehensive income						$813

Stock-based compensation expense	- -	8	- -	- -	- -		8

Cash dividends ($.01 per share)	- -	- -	(66)	- -	- -		(66)

Balances, June 30, 2011	$3 672	$3 940	$24 089	$(2 866)	$(1 304)		$27 531

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	For the Six Months Ended
	June 30	June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$430		$860
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	599		771
Depreciation	245		281
Additional write down of other real estate	284		17
Discount accretion and premium amortization on securities, net	150		82
Loss (Gain) on sale of other real estate	70		(142)
Loss on disposal of fixed assets	- -		2
Stock compensation expense	8		17
Proceeds from sale of loans	686		1 091
Origination of loans for sale	(610)		(994)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	58		(39)
(Increase) decrease in other assets	(10)		303
Decrease in accrued interest payable	(88)		(12)
Increase in other liabilities	27		1 462
Net cash provided by operating activities	$1 849		$3 699

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$2 915	$	- -
Proceeds from call of securities available for sale	9 000		19 545
Purchase of securities available for sale	(24 533)		(24 875)
Net decrease in loans	4 929		4 520
Purchases of premises and equipment	(77)		(42)
Proceeds from sale of other real estate	1 391		1 353
Net cash (used in) provided by investing activities	$(6 375)		$501

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$5		$(303)
Net increase (decrease) in interest-bearing deposits	1 278		(1 087)
Net purchase of securities sold under agreements to repurchase	1 743		269
Net repayment of Federal Home Loan Bank advances	(595)		(549)
Cash dividends	(33)		- -
Net cash provided by (used in) financing activities	$2 398		$(1 670)

(Decrease) increase in cash and cash equivalents	$(2 128)		$2 530

CASH AND CASH EQUIVALENTS
Beginning	12 905		12 623
Ending	$10 777		$15 153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1 797		$2 214
Income taxes	$ - -	$	- -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$580		$118
Loans transferred to other real estate owned	$2 683		$2 226
Loans made on sale of other real estate	$68		$298
Dividends declared	$33	$	- -

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010, and the results of operations for the three months and six months ended June 30, 2011 and 2010, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2011 and 2010. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2010. The results of operations for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Incremental stock-based compensation expense recognized for the six month periods ending June 30, 2011 and 2010 was $8 thousand and $17 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first six months of 2011 and 2010.

Stock option plan activity for the six months ended June 30, 2011 is summarized below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, January 1, 2011	120 974	$14.76
Granted	- -	- -
Exercised	- -	- -
Canceled or expired	- -	- -
Options outstanding, June 30, 2011	120 974	14.76	4	$ - -
Options exercisable, June 30, 2011	116 896	14.73	4	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

As of June 30, 2011 there was $8 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	Securities

The amortized cost and fair value of securities available for sale as of June 30, 2011 and December 31, 2010 (in thousands) are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U. S. Government
sponsored agencies	$47 560	$420	$(4)	$47 976
State and municipal obligations	6 653	142	(7)	6 788
Equity securities	1 098	- -	(124)	974
	$55 311	$562	$(135)	$55 738

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U. S. Government
sponsored agencies	$36 207	$241	$(160)	$36 288
State and municipal obligations	5 537	71	(84)	5 524
Equity securities	1 100	- -	(222)	878
	$42 844	$312	$(466)	$42 690

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. There are six accounts in the consolidated portfolio that have losses at June 30, 2011. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized.

There are two equity security investments in the company’s portfolio with losses at June 30, 2011. The company considers these investments to be temporarily impaired at June 30, 2011 and is recognizing no impairment. These are community bank stock related holdings.

U.S. Government sponsored agencies include the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation debt securities with a fair value of $20.4 million as of June 30,2011 and $11.7 million as of December 31, 2010

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$2 996	$(4)	$	- -	$ - -	$2 996	$(4)
State and municipal obligations	1 402	(7)		- -	- -	1 402	(7)
Equity securities	141	(124)		- -	- -	141	(124)
Total	$4 539	$(135)	$	- -	$ - -	$4 539	$(135)

3.	Securities (Continued)

	December 31, 2010
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$9 899	$(147)	$1 108	$(13)	$11 007	$(160)
State and municipal obligations	1 912	(84)	- -	- -	1 912	(84)
Equity securities	878	(222)	- -	- -	878	(222)
Total	$12 689	$(453)	$1 108	$(13)	$13 797	$(466)

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $690 thousand at June 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock on a regular basis, the company does not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

At June 30, 2011 and December 31, 2010, securities with carrying values of approximately $17.6 million and $24 million, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

4.	Loans

The loan portfolio, stated at face amount, is composed of the following:

	June 30,	December 31,
	2011	2010
(in thousands)
Commercial – non real estate
Commercial and industrial	$8 362	$7 920
Commercial real estate
Owner occupied	63 286	67 517
Non-owner occupied	12 978	12 098
Construction
Residential	4 598	5 922
Commercial	17 683	18 252
Real Estate
Farmland	692	792
Residential
Revolving open end	5 101	5 975
1 to 4 family – first liens	79 177	82 691
1 to 4 family – junior liens	8 159	8 871
5 or more family	3 131	1 976
Consumer loans
Titled vehicles	3 108	3 713
Deposit accounts	815	737
All other consumer loans	2 617	2 350
All other loans	434	436
Total loans	210 141	219 250
Less: allowance for loan losses	4 113	5 012

	$206 028	$214 238

4.	Loans (Continued)

The FHLB of Pittsburgh has a blanket lien on all the company’s loans except those loans specifically pledged to the Federal Reserve and removed from the FHLB lien. Currently, the FHLB lien is securing an advance to the company in the amount of $2.1 million and letters of credit issued on behalf of a customer of the company in the amount of $11 million.

5.	Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	June 30,	December 31,	June 30,
	2011	2010	2010
Balance at beginning of period	$5 012	$5 718	$5 718

Provision charged to operating expense	599	1 599	771
Recoveries added to the allowance	93	321	122
Loan losses charged to the allowance	(1 591)	(2 626)	(1 034)

Balance at end of period	$4 113	$5 012	$5 577

Allowance for Loan Losses – By Segment
June 30, 2011
(in thousands)

				Commercial					All
	Farmland		Commercial	Real Estate	Construction	Consumer		Residential	Other	Unallocated		Total
Beginning balance		$166	$239	$859	$2 022		$20	$1 691	$1		$14	$5 012
Charge-offs		- -	(12)	(59)	(581)		(76)	(863)	- -		- -	(1 591)
Recoveries		- -	11	6	5		65	6	- -		- -	93
Provision		(155)	(42)	64	(395)		11	1 129	- -		(13)	599

Ending balance		$11	$196	$870	$1 051		$20	$1 963	$1		$1	$4 113

Individually evaluated
for impairment	$	- -	$172	$547	$804	$	- -	$633	$ - -	$	- -	$2 156
Collectively evaluated
for impairment		11	24	323	247		20	1 330	1		1	1 957
		$11	$196	$870	$1 051		$20	$1 963	$1		$1	$4 113

Financing receivables:
Ending balance		$692	$8 362	$76 264	$22 281		$6 540	$95 568	$434	$	- -	$210 141

Ending balance:
Individually evaluated
for impairment	$	- -	$247	$9 107	$7 181		$21	$6 210	$ - -	$	- -	$22 766
Collectively evaluated
for impairment		692	8 115	67 157	15 100		6 519	89 358	434		- -	187 375
Total		$692	$8 362	$76 264	$22 281		$6 540	$95 568	$434	$	- -	$210 141

5.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses – By Segment
December 31, 2010
(in thousands)

			Commercial					All
	Farmland	Commercial	Real Estate	Construction	Consumer		Residential	Other	Unallocated		Total
Ending balance	$166	$239	$859	$2 022		$20	$1 691	$1		$14	$5 012

Individually evaluated
for impairment	$161	$217	$528	$1 812	$	- -	$429	$ - -	$	- -	$3 147
Collectively evaluated
for impairment	5	22	331	210		20	1 262	1		14	1 865
	$166	$239	$859	$2 022		$20	$1 691	$1		$14	$5 012

Financing receivables:
Ending balance	$792	$7 920	$79 615	$24 174		$6 800	$99 513	$436	$	- -	$219 250

Ending balance:
Individually evaluated
for impairment	$539	$367	$9 398	$11 484	$	- -	$2 874	$ - -	$	- -	$24 662
Collectively evaluated
for impairment	253	7 553	70 217	12 690		6 800	96 639	436		- -	194 588
Total	$792	$7 920	$79 615	$24 174		$6 800	$99 513	$436	$	- -	$219 250

Credit Quality Information – By Class
June 30, 2011
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$7 966	$149	$ - -	$241	$6
Commercial real estate
Owner occupied	50 429	3 880	3 159	5 818	- -
Non-owner occupied	7 058	5 862	- -	58	- -
Construction
Residential	2 052	1 380	508	- -	658
Commercial	11 633	333	4 274	457	986
Real estate
Farmland	692	- -	- -	- -	- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A	N/A
Deposit accounts	N/A	N/A	N/A	N/A	N/A
All other	N/A	N/A	N/A	N/A	N/A
Residential
Revolving open end	N/A	- -	335	23	N/A
1-4 family – first liens	N/A	3 177	895	1 052	1 147
1-4 family – junior liens	N/A	105	- -	173	- -
5 or more family	N/A	302	- -	- -	- -

Totals	$79 830	$15 188	$9 171	$7 822	$2 797

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy. Once a loan is designated as a loss, it will usually be cleared from the loan portfolio within 90 days. The majority of the loss loans above are in process of foreclosure and will be transferred to other real estate owned (including possible charge-offs) when foreclosures are completed.

5.	Allowance for Loan Losses (Continued)

Credit Quality Information – By Class (Continued)
June 30, 2011
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$3 101	$7
Deposit accounts	815	- -
All other	2 614	3
Residential
Revolving open end	4 731	12
1-4 family – first liens	71 861	1 045
1-4 Family – junior liens	7 881	- -
5 or more family	2 829	- -
All other	434	- -
Totals	$94 266	$1 067

Credit Quality Information – By Class
December 31, 2010
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$7 371	$180	$95	$106	$166
Commercial real estate
Owner occupied	53 078	5 041	3 829	5 375	194
Non-owner occupied	11 470	628	- -	- -	- -
Construction
Residential	282	489	4 005	1 095	51
Commercial	10 348	2 789	3 575	1 363	- -
Real estate
Farmland	253	- -	- -	539	- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A	N/A
Deposit accounts	N/A	N/A	N/A	N/A	N/A
All other	N/A	N/A	N/A	N/A	N/A
Residential
Revolving open end	N/A	N/A	N/A	N/A	N/A
1-4 family – first liens	N/A	3 234	956	1 434	242
1-4 family – junior liens	N/A	187	42	175	25
5 or more family	N/A	308	- -	- -	- -
Totals	$82 802	$12 856	$12 502	$10 087	$678

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy. Once a loan is designated as a loss, it will usually be cleared from the loan portfolio within 90 days. The majority of the loss loans above are in process of foreclosure and will be transferred to other real estate owned (including possible charge-offs) when foreclosures are completed.

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

Impaired Loans – By Class
June 30, 2011
(in thousands)

With no related allowance:
					Average	Interest
	Unpaid	Recorded	Related		Recorded	Income
	Principal	Investment	Allowance		Investment	Recognized
Commercial – non real estate
Commercial and industrial	$75	$75	$	N/A	$97	$2
Commercial real estate
Owner occupied	4 365	4 339		N/A	3 878	233
Non-owner occupied	- -	- -		N/A	15	- -
Construction
Residential	667	658		N/A	1 187	21
Commercial	4 796	4 771		N/A	3 252	307
Real estate
Farmland	- -	- -		N/A	- -	- -
Residential
Revolving open end	- -	- -		N/A	60	- -
1 to 4 family – first liens	3 005	2 984		N/A	1 500	42
1 to 4 family – junior liens	538	536		N/A	247	15
5 or more family	- -	- -		N/A	- -	- -
Consumer
Titled vehicles	- -	- -		N/A	- -	- -
Deposit accounts	- -	- -		N/A	- -	- -
All other consumer	- -	- -		N/A	- -	- -
All other	21	21		N/A	4	1
	$13 467	$13 384	$	N/A	$10 240	$621

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$174	$172	$172	$229	$8
Commercial real estate
Owner occupied	4 762	4 710	525	4 908	394
Non-owner occupied	58	58	22	34	1
Construction
Residential	519	507	167	2 411	7
Commercial	1 284	1 245	637	3 287	27
Real estate
Farmland	- -	- -	- -	323	- -
Residential
Revolving open end	363	358	28	76	19
1 to 4 family – first liens	2 370	2 332	605	1 891	82
1 to 4 family – junior liens	- -	- -	- -	100	- -
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	- -	- -	- -	- -	- -
All other	- -	- -	- -	- -	- -
	$9 530	$9 382	$2 156	$13 259	$538

Totals:
Commercial – non real estate	$249	$247	$172	$326	$10
Commercial real estate	9 185	9 107	547	8 835	628
Construction	7 266	7 181	804	10 137	362
Real estate – farmland	- -	- -	- -	323	- -
Residential	6 276	6 210	633	3 874	158
Consumer	21	21	- -	4	1
All other	- -	- -	- -	- -	- -
	$22 997	$22 766	$2 156	$23 499	$1 159

5.	Allowance for Loan Losses (Continued)

Impaired Loans – By Class
December 31, 2010
(in thousands)

With no related allowance:
					Average	Interest
	Unpaid	Recorded	Related		Recorded	Income
	Principal	Investment	Allowance		Investment	Recognized
Commercial – non real estate
Commercial and industrial	$117	$95	$	N/A	$53	$ - -
Commercial real estate
Owner occupied	4 206	4 256		N/A	3 591	158
Non-owner occupied	75	- -		N/A	15	- -
Construction
Residential	1 188	1 183		N/A	1 769	52
Commercial	2 641	2 631		N/A	3 655	112
Real estate
Farmland	- -	- -		N/A	- -	- -
Residential
Revolving open end	- -	- -		N/A	- -	- -
1 to 4 family – first liens	1 259	1 242		N/A	1 351	15
1 to 4 family – junior liens	175	175		N/A	142	3
5 or more family	- -	- -		N/A	- -	- -
Consumer
Titled vehicles	- -	- -		N/A	- -	- -
Deposit accounts	- -	- -		N/A	- -	- -
All other consumer	- -	- -		N/A	- -	- -
All other	- -	- -		N/A	- -	- -
	$9 661	$9 582	$	N/A	$10 576	$340

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$274	$272	$217	$355	$6
Commercial real estate
Owner occupied	5 201	5 142	528	4 972	272
Non-owner occupied	- -	- -	- -	- -	- -
Construction
Residential	2 786	2 767	600	3 910	175
Commercial	4 924	4 903	1 212	3 242	216
Real estate
Farmland	549	539	161	547	- -
Residential
Revolving open end	- -	- -	- -	- -	- -
1 to 4 family – first liens	1 412	1 390	362	1 186	56
1 to 4 family – junior liens	71	67	67	220	- -
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -
	$15 217	$15 080	$3 147	$14 436	$725

Totals:
Commercial – non real estate	$391	$367	$217	$408	$6
Commercial real estate	9 482	9 398	528	8 578	430
Construction	11 539	11 484	1 812	12 576	555
Real estate – farmland	549	539	161	547	- -
Residential	2 917	2 874	429	2 899	74
Consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -
	$24 878	$24 662	$3 147	$25 012	$1 065

5.	Allowance for Loan Losses (Continued)

Modifications
As of June 30, 2011
(in thousands except number of contracts)

June 30, 2011

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings

Commercial – non real estate
Commercial and industrial	$ - -	$ - -	$ - -
Commercial real estate
Owner Occupied	2	72	72
Non owner occupied	- -	- -	- -
Construction
Residential	- -	- -	- -
Commercial	5	301	299
Real Estate
Farmland	- -	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -	- -
1 to 4 family – first liens	16	2 455	2 222
1 to 4 family – junior liens	10	367	362
5 or more family	- -	- -	- -
Consumer
Titled Vehicles	- -	- -	- -
Deposit Accounts	- -	- -	- -
All other consumer	1	22	21
All Other	- -	- -	- -
Totals	$34	$3 217	$2 976

As of June 30, 2011 there were no troubled debt restructurings during 2011 that subsequently defaulted.

5.	Allowance for Loan Losses (Continued)

Recorded reserves for impaired loans total $2.2 million compared to total nonaccrual loans of $4.3 million. These loans are kept under constant scrutiny by the loan officers and credit administration.

Nonaccrual and Past Due Loans – By Class
June 30, 2011
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or more	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$34	$ - -	$8	$42	$8 320	$8 362	$ - -	$8
Commercial real estate
Owner Occupied	- -	590	- -	590	62 696	63 286	- -	- -
Non owner occupied	334	- -	- -	334	12 644	12 978	- -	- -
Construction
Residential	- -	- -	658	658	3 940	4 598	- -	658
Commercial	521	1 607	1 019	3 147	14 536	17 683	- -	1 231
Real Estate
Farmland	- -	- -	- -	- -	692	692	- -	- -
Residential
Revolving open end	- -	- -	- -	- -	5 101	5 101	- -	35
1 to 4 family – first liens	1 396	526	1 807	3 729	75 448	79 177	- -	2 357
1 to 4 family – junior liens	236	- -	- -	236	7 923	8 159	- -	- -
5 or more family	- -	- -	- -	- -	3 131	3 131	- -	- -
Consumer
Titled Vehicles	26	1	- -	27	3 081	3 108	- -	7
Deposit Accounts	- -	- -	- -	- -	815	815	- -	- -
All other consumer	14	- -	3	17	2 600	2 617	- -	3
All Other	- -	- -	- -	- -	434	434	- -	- -
Totals	$2 561	$2 724	$3 495	$8 780	$201 361	$210 141	$ - -	$4 299

Percentage to Total Loans	1.22%	1.30%	1.66%	4.18%	95.82%		- -	2.05%

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
6.	Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ - -	$ - -	$3	$3
Interest cost	100	104	9	8
Expected return on plan assets	(119)	(115)	- -	- -
Amortization of net obligation at transition	- -	- -	5	5
Recognized net actuarial loss	38	24	- -	- -

Net periodic benefit cost	$19	$13	$17	$16

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ - -	$ - -	$6	$6
Interest cost	200	207	18	17
Expected return on plan assets	(238)	(230)	- -	- -
Amortization of net obligation at transition	- -	- -	10	9
Recognized net actuarial loss	76	48	- -	- -

Net periodic benefit cost	$38	$25	$34	$32

Employer Contribution

The company anticipates the 2011 contribution for the pension plan will approximate $10 thousand and has made this payment as of June 30, 2011. The company has made payments of $10 thousand for the other postretirement benefit plans for the first six months of 2011 and anticipates remaining payments for 2011 to total $10 thousand.

The company’s defined benefit pension plan was frozen as of October 31, 2009. Benefits of all existing participants stopped accruing and no new participants could be admitted to the plan after that date.

7.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on the three months and six months ended June 30, 2011 and June 30, 2010 earnings per share.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$.05	3 390 178	$.13
Effect of dilutive securities:
Stock options	- -		- -
Diluted earnings per share	3 390 178	$.05	3 390 178	$.13

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$.13	3 390 178	$.25
Effect of dilutive securities:
Stock options	- -		- -
Diluted earnings per share	3 390 178	$.13	3 390 178	$.25

For the three months and six months ended June 30, 2011, stock options representing 120,974 average shares, and for the three months and six months ended June 30, 2010, stock options representing 126,224 average shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

8.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The company has included the required disclosures in its consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The required disclosures will be presented as an exhibit in an amended filing.

8.	Recent Accounting Pronouncements (continued)

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. Adoption of ASU 2011-05 is not expected to have a material impact on the company’s consolidated financial statements.

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

Off-Balance Sheet Financial Instruments

At June 30, 2011 and December 31, 2010, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

9.	Fair Value Measurements (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$10 052	$10 052	$10 180	$10 180
Federal funds sold	725	725	2 725	2 725
Securities available for sale	55 738	55 738	42 690	42 690
Loans, net	206 028	203 878	214 238	212 200
Loans held for sale	- -	- -	76	76
FHLB stock	690	690	765	765
BOLI	6 813	6 813	6 397	6 397
Accrued interest receivable	902	902	960	960

Financial liabilities:
Deposits	$258 705	$259 905	$257 422	$258 240
Securities sold under
agreements to repurchase	9 125	9 125	7 382	7 382
FHLB advances	2 122	2 142	2 717	2 734
Accrued interest payable	273	273	361	361

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

Fair Value Measurements at June 30, 2011 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government sponsored
agency securities	$47 976	$ - -	$47 976	$ - -
State and municipal securities	6 788	- -	6 788	- -

Total available for sale debt securities	54 764	- -	54 764	- -

Available for sale equity securities
Financial services industry	974	- -	974	- -

Total available for sale securities	$55 738	$ - -	$55 738	$ - -

9.	Fair Value Measurements (Continued)

Fair Value Measurements at December 31, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government sponsored
agency securities	$36 288	$ - -	$36 288	$ - -
State and municipal securities	5 524	- -	5 524	- -

Total available for sale debt securities	41 812	- -	41 812	- -

Available for sale equity securities
Financial services industry	878	- -	878	- -

Total available for sale securities	$42 690	$ - -	$42 690	$ - -

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2011 and December 31, 2010. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of income.

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

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

Carrying Value at June 30, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans with a
valuation allowance	$7 226	$ - -	$7 072	$154

OREO	7 501	- -	7 501	- -

Carrying Value at December 31, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans with a
valuation allowance	$11 933	$ - -	$10 593	$1 340

OREO	6 563	- -	6 563	- -

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as loss, doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

FINANCIAL OVERVIEW

The second quarter of 2011 has been what one might call “more of the same.” The local economy has remained relatively unchanged. The housing market and unemployment continue to be a drag on the local economy. Management has counteracted the reductions in loan income by increasing the investment portfolio and reducing expenses wherever possible.

We continue to pursue potential loan candidates and are vigilantly marketing our current inventory of foreclosed properties. It is management’s opinion that one of the key elements to improving our situation and that of the local economy is to reduce this housing inventory currently owned by financial institutions. As these inventories are liquidated, the real estate market should begin to rebound to a more “normal” market. We expect this economic growth to be slow and do not expect the real estate market to return to the level experienced during the first seven years of this century.

Total assets have increased $3.2 million or 1.1% from the December 31, 2010 total of $297.6 million to $300.8 million at June, 2011. Though this change is relatively small, the movement within the assets is more significant. Net loans have decreased approximately $8.2 million from the December 31, 2010 total of $214.2 million to $206 million at June 30, 2011 due to minimal loan demand, the pay down of existing loans, loan charge-offs and the transfer of loans to OREO. Other real estate, net of valuation allowance, has increased $938 thousand. With the decrease in loans, excess funds of $13 million have been invested in securities in order to get more yield than if invested in Federal funds or leaving funds in the Federal Reserve account.

Total deposits have increased $1.3 million or .5% at June 30, 2011 compared to December 31, 2010. Interest-bearing deposits have increased .6% during the first half of 2011, with non-interest bearing deposits remaining flat.

The June 30, 2011 annualized return on average assets is .28% compared to .59% at December 31, 2010. At June 30, 2011 the annualized return on average equity is 3.15% compared to 6.70% at December 31, 2010.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard and Poor’s, one of the three major credit rating agencies. This downgrade and the possible future downgrade by one or both of the other two major ratings agencies could create uncertainty in the U.S. and global financial markets. These actions could cause other events which, directly or indirectly, may adversely affect the company’s operations, earnings and financial condition.

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

	June 30,	December 31,	June 30,
	2011	2010	2010
Balance at beginning of period	$5 012	$5 718	$5 718
Charge-offs:
Commercial, financial and agricultural	12	313	- -
Real estate – construction	581	775	406
Real estate – mortgage	922	1 245	487
Consumer	76	293	141
Total charge-offs	1 591	2 626	1 034
Recoveries:
Commercial, financial and agricultural	11	25	- -
Real estate – construction	5	- -	- -
Real estate – mortgage	12	95	8
Consumer	65	201	114
Total recoveries	93	321	122
Net charge-offs	1 498	2 305	912
Provision charged to operations	599	1 599	771
Balance at end of period	$4 113	$5 012	$5 577

Ratio of net charge-offs (annualized) during the period
to average loans outstanding during the period	1.40%	1.01%	.80%

As a result of the regular loan reviews by management, the allowance for loan losses decreased when comparing data as of June 30, 2011 to June 30, 2010. Many of the loans foreclosed upon or currently in nonaccrual status are related to the real estate industry. In comparing data for the loan loss reserve for the June 30, 2011 quarter end to December 31, 2010 information, the reserve has decreased. The decrease in the allowance for loan losses is partially due to loans with specific reserves being charged off. Management continues to review these assets on a regular basis.

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

	June 30,	December 31,		June 30,
	2011	2010		2010
Nonperforming Assets
Nonaccrual loans	$4 299		$2 233		$3 094
Troubled debt restructures (1)	- -		- -		- -
Foreclosed properties	7 501		6 563		6 647
Total nonperforming assets	$11 800		$8 796		$9 741

Performing troubled debt restructures (2)	$2 976	$	- -	$	- -

Loans past due 90 days accruing interest	$ - -	$	- -	$	- -
Allowance for loan losses to period end loans	1.96%		2.29%		2.46%
Nonperforming assets to period end loans and
foreclosed properties, net	5.42%		3.90%		4.17%

Performing troubled debt restructures to period end loans	1.42%		- -%		- -%

(1)	Currently there are no TDR’s in non-performing assets.
(2)	Performing troubled debt restructures are restructured loans that are performing in accordance with the modified terms of the loan agreement.

At June 30, 2011, other potential problem loans total $2.1 million. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans include loans to customers currently in bankruptcy proceedings but continuing to make payments as agreed and customer loans that show potential weakness if corrective action is not taken. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

The details of the income statements for the three month and six month periods ended June 30, 2011 and 2010 are highlighted below.

➢ Year to date net income in 2011 is 50% less than the 2010 net income. Quarterly income is 60.5% below the June quarter 2010 and 32.7% below the March 2011 quarter. The loan portfolio has decreased as the result of foreclosures and normal run off. Decline in property values have further affected the net income as other real estate write downs have been charged against income. In addition there were net gains on sale of other real estate in 2010 compared to net losses in 2011.

➢ At June 30, 2011, year to date total interest and dividend income is down 10% compared to June 30, 2010. A comparison of quarterly interest and dividend income provides a reduction of 11.3%. In each scenario the reasons for the decrease in income is the same. Loan yields are down slightly over the past year and the loan portfolio has decreased. As of June 30 there are also $4.3 million loans on nonaccrual status. The reduction in income is created by the decrease in loans and some decrease in rates. As of June 30, 2011 loans are down 7.4% compared to June 30, 2010.

➢ At June 30, 2011, year to date interest expense was 22.4% below 2010 expense for the same time period. The quarterly results were similar. Interest expense decreases 25.9% and 15.2% when compared to the June 2010 and March 2011 quarters, respectively. The decrease in expense is primarily due to a reduction in interest rates.

➢ Net interest margin at June 30, 2011 is 3.41%, down from the December 31, 2010 figure of 3.56% and June 30, 2010 figure of 3.53%. During the first six months of 2011, the overall average rate on loans dropped from 5.70% at December 31, 2010 to 5.55% at June 30, 2011. The overall rate on loans during the first six months of 2010 was 5.73%. During this same period the overall average rate being paid on deposits decreased to 1.40% from 1.68% at December 31, 2010 and 1.77% at June 30, 2010.

Noninterest income decreased 7.9% for the six months ended June 30, 2011 compared to June 30, 2010. Noninterest income decreased 6.0% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and increased 8.4% when compared to the three months ended March 31, 2011. Some significant income items are listed here.

➢ At June 30, 2011 there is an overall loss on sale of OREO compared to an overall gain at June 30, 2010. This results in a decrease of 149.3% in the gain or loss on sale of OREO account.

➢ Visa and Mastercard fees have increased 12.2%. The increase is due to an overall increase in consumer spending and the likelihood that consumers continue to get more comfortable with using credit/debit cards versus cash.

Year to date total noninterest expense increased about 11.7% for the six months ended June 30, 2011 compared to the same period in 2010. The quarterly results were increases of 23% and 19.9% over the June 2010 and March 2011 quarters, respectively. Some details are listed below.

➢ Other professional fees have increased 38.2 % on a year to date comparison. The increase over the three months ended June 30, 2010 is 39.1%. The increase over the three months ended March 31, 2011 is 113.3%. The primary reasons include a payment to our vendor for SEC filings and design fees related to materials produced for the subsidiary bank’s 140th anniversary celebration. Both of these expense items were incurred during the June 30, 2011 quarter.

➢ ATM and check card expenses have increased 13.3% in the first six months of 2011 compared to the same time period in 2010. The increase jumps to 15.5% when compared to each of the quarters ended June 30, 2010 and March 31, 2011. The increase is due to the purchase of card stock (which generally occurs on a bi-annual basis) as well as an increase in the number of cards being reissued because of fraud, damage or loss by the customer.

➢ The additional write down of other real estate has increased by $267 thousand over the same period in 2010. This is the result of falling property values.

➢ Other operating expenses have increased 17.5% at June 30, 2011 compared to June 30, 2010. The significant contributing factors are outlined below.
  Trust investing outsourcing has increased 27.4%. The increase is attributed to an increase in the value of assets and some increase in numbers of accounts being managed by our vendor.

  Fees related to the maintenance of the Smart Checking product have increased 69.3%. The difference is partially due to some timing issues related to payments in early 2010 as well as to increases in the customer base for the Smart Checking product which increased overall costs.

  Postage has increased 17%. The primary reason for the increase is an increase in the postage costs charged by the outsourcing vendor over that which we were paying for processing the mailings internally.

  Miscellaneous real estate expense has increased 74%. The increase is due to several reasons. The bank has had a large volume of appraisals prepared to assess the adequacy of collateral values as compared to loan amounts. The bank has also had expenses for properties in process of foreclosure. When these properties are foreclosed, these costs are reclassified to foreclosed property expense.
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

Public funds are required to have collateral pledged against their balances above the FDIC insurance limits. Generally the bank has pledged securities or obtained letters of credit from the Federal Home Loan Bank of Pittsburgh to cover public funds. Two additional strategies to cover these funds are now being used. In the case of public funds in the form of CDs, the bank is utilizing the CDARS network to insure their funds. We are also using the Insured Cash Sweep (ICS) product to secure public funds. Both of the programs provide complete coverage through FDIC insurance. Most importantly, the securities that had been pledged against the public funds can be used as a source of cash if the need would arise. The securities are effectively converted from a non liquid asset to a liquid asset.

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2011.

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2011, the net income as adjusted has provided cash of $1.8 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. We have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash used in investing activities in 2011 is $6.4 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash provided by financing activities in 2011 is $2.4 million.

At June 30, 2011, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $38.1 million.

Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In March 2010, the subsidiary bank modified a $3 million borrowing amortizing over three years from the Federal Home Loan Bank. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At June 30, 2011, the subsidiary bank has total credit available through these institutions of approximately $28.4 million.

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

The Tier 1 capital to average assets ratio (leverage capital ratio) is 9.02% at June 30, 2011 compared to 9.36% at December 31, 2010. The Tier 1 capital to total risk weighted assets ratio is 12.59% at June 30, 2011 compared to 12.97% at December 31, 2010. The total capital to risk weighted assets ratio is 13.85% at June 30, 2011 compared to 14.24% at December 31, 2010. All capital ratios are within the regulatory guidelines.

	June 30, 2011
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$30 268	13.85%	$17 483	8.00%
Tier 1 capital to risk weighted assets	$27 520	12.59%	$8 741	4.00%
Tier 1 capital to average assets	$27 520	9.02%	$12 202	4.00%

	December 31, 2010
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$30 798	14.24%	$17 306	8.00%
Tier 1 capital to risk weighted assets	$28 065	12.97%	$8 653	4.00%
Tier 1 capital to average assets	$28 065	9.36%	$11 992	4.00%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
April 1 through
April 30	NONE	- -	283 553	62 515
May 1 through
May 31	NONE	- -	283 553	62 515
June 1 through
June 30	NONE	- -	283 553	62 515

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

POTOMAC BANCSHARES, INC.

Date: August 15, 2011	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: August 15, 2011	/s/ Gayle Marshall Johnson
Gayle Marshall Johnson
Sr. Vice President and Chief Financial Officer