Form 10-Q/A
period 2011-06-30
POTOMAC BANCSHARES INC
filed 2011-09-12
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q/A
(Amendment No. 1)

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

Yes	XX	No

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
3,390,178 as of August 12, 2011

POTOMAC BANCSHARES, INC
Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T or Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

31.1	Certification Under Exchange Act Rule 13a-14, Chief Executive Officer (and Section 302 of Sarbanes-Oxley Act of 2002) *

31.2	Certification Under Exchange Act Rule 13a-14, Chief Financial Officer (and Section 302 of Sarbanes-Oxley Act of 2002) *

32	Certification Pursuant to 18 U.S.C. Section 1350, Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of Sarbanes-Oxley Act of 2002) *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

101.DEF	XBRL Taxonomy Definition Linkbase. **

*       Previously filed
**     Furnished, not filed, herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

Date: September 12, 2011	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: September 12, 2011	/s/ Dean J. Cognetti
Dean J. Cognetti
Sr. Vice President and Interim Chief Financial Officer