Form 10-Q
period 2011-09-30
POTOMAC BANCSHARES INC
filed 2011-11-14
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q

(Mark one)

XXX	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
3,390,178 as of November 14, 2011

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
FORM 10-Q
September 30, 2011

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2011
	and 2010 and for the Nine Months ended September 30, 2011 and 2010	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months
	Ended September 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
	September 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7 - 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26 - 32

Item 4.	Controls and Procedures.	32

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 4.	(Removed and Reserved).	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

Signatures		34

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

     The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, unemployment, pricing in the real estate market, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, the possibility of future FDIC assessments, Congressional legislation and similar matters (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act). The downgrade of U.S. government securities by one of the credit rating agencies could have a material adverse effect on the company’s operations, earnings and financial condition. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets:
Cash and due from banks	$1 705	$2 185
Interest-bearing deposits in other financial institutions	15 563	7 995
Federal funds sold	725	2 725
Securities available for sale, at fair value	45 543	42 690
Loans held for sale	- -	76
Loans, net of allowance for loan losses of $5,263 and
$5,012, respectively	202 108	214 238
Premises and equipment, net	8 003	8 270
Other real estate owned, net of valuation allowance of
$2,165 and $95, respectively	6 151	6 563
Accrued interest receivable	888	960
Bank owned life insurance	6 872	6 397
Federal Home Loan Bank of Pittsburgh stock	822	765
Other assets	5 365	4 745

Total Assets	$293 745	$297 609

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$29 721	$26 695
Interest-bearing	227 976	230 727
Total Deposits	257 697	257 422
Securities sold under agreements to repurchase	5 239	7 382
Federal Home Loan Bank advances	1 823	2 717
Accrued interest payable	245	361
Other liabilities	3 016	2 951
Total Liabilities	$268 020	$270 833

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued and outstanding	$3 672	$3 672
Surplus	3 943	3 932
Undivided profits	22 286	23 725
Accumulated other comprehensive (loss), net	(1 310)	(1 687)
	$28 591	$29 642

Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866

Total Stockholders’ Equity	$25 725	$26 776

Total Liabilities and Stockholders’ Equity	$293 745	$297 609

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$2 929	$3 226	$8 801	$9 772
Interest on securities available for sale - taxable	167	176	527	588
Interest on securities available for sale – nontaxable	62	50	171	148
Interest on federal funds sold	- -	1	1	3
Other interest and dividends	4	6	24	13
Total Interest and Dividend Income	3 162	3 459	9 524	10 524

Interest Expense:
Interest on deposits	606	957	2 259	3 058
Interest on securities sold under agreements to repurchase	19	23	54	63
Federal Home Loan Bank advances	9	13	30	74
Total Interest Expense	634	993	2 343	3 195

Net Interest Income	2 528	2 466	7 181	7 329

Provision for Loan Losses	2 128	213	2 727	984
Net Interest Income after
Provision for Loan Losses	400	2 253	4 454	6 345

Noninterest Income:
Trust and financial services	225	199	677	636
Service charges on deposit accounts	485	480	1 394	1 394
Visa/MC Fees	198	172	567	501
Cash surrender value of life insurance	59	58	175	176
Other operating income	87	113	289	318
Total Noninterest Income	1 054	1 022	3 102	3 025

Noninterest Expenses:
Salaries and employee benefits	1 249	1 177	3 732	3 579
Net occupancy expense of premises	153	161	476	495
Furniture and equipment expenses	250	162	660	599
Advertising and public relations	47	39	103	91
Accounting, auditing and compliance	68	48	148	114
Computer services and online banking	86	62	232	111
Loss (gain) on sale of other real estate	266	(25)	336	(167)
FDIC assessment	98	142	356	416
Legal Fees	13	46	42	103
Postage	43	38	122	106
Printing, stationery and supplies	47	34	146	136
Communications	46	46	139	138
Foreclosed property expense	46	182	427	501
Write down of OREO property	1 848	- -	2 133	17
ATM and check card expenses	92	78	245	213
Other operating expenses	322	316	1 001	882
Total Noninterest Expenses	4 674	2 506	10 298	7 334
(Loss) Income before Income Tax (Benefit) Expense	(3 220)	769	(2 742)	2 036
Income Tax (Benefit) Expense	(1 418)	241	(1 370)	648

Net (Loss) Income	$(1 802)	$528	$(1 372)	$1 388

(Loss) Earnings Per Share, basic and diluted	$(.53)	$.16	$(.40)	$.41

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
($ in thousands, except share and per share data)
(Unaudited)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income	Total
Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

Comprehensive income
Net income	- -	- -	1 388	- -	- -	$1 388	1 388
Other comprehensive income:
unrealized holding losses
arising during the period
(net of tax, $2)	- -	- -	- -	- -	(3)	(3)	(3)
Total comprehensive income						$1 385

Stock-based compensation expense	- -	25	- -	- -	- -		25

Balances, September 30, 2010	$3 672	$3 923	$23 319	$(2 866)	$(1 066)		$26 982

Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)		$26 776

Comprehensive loss
Net loss	- -	- -	(1 372)	- -	- -	$(1 372)	(1 372)
Other comprehensive income:
unrealized holding gains
arising during the period
(net of tax, $194)	- -	- -	- -	- -	377	377	377
Total comprehensive loss						$ (995)

Stock-based compensation expense	- -	11	- -	- -	- -		11

Cash dividends ($.02 per share)	- -	- -	(67)	- -	- -		(67)

Balances, September 30, 2011	$3 672	$3 943	$22 286	$(2 866)	$(1 310)		$25 725

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30	September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1 372)	$1 388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	2 727	984
Depreciation	361	419
Write down of other real estate	2 133	17
Discount accretion and premium amortization on securities, net	212	145
Loss (gain) on sale of other real estate	336	(167)
Loss on disposal of fixed assets	- -	5
Stock compensation expense	11	25
Proceeds from sale of loans	686	1 826
Origination of loans for sale	(610)	(2 341)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	72	(58)
(Increase) decrease in other assets	(1 346)	345
Decrease in accrued interest payable	(116)	(19)
Increase in other liabilities	65	439
Net cash provided by operating activities	$3 159	$3 008

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$5 110	$1 000
Proceeds from call of securities available for sale	23 000	22 545
Purchase of securities available for sale	(30 604)	(26 885)
Net decrease in loans	5 422	6 937
Purchases of premises and equipment	(94)	(71)
Proceeds from sale of other real estate	1 924	2 413
Net cash provided by investing activities	$4 758	$5 939

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	$3 026	$(2 685)
Net decrease in interest-bearing deposits	(2 751)	(3 207)
Net (repayment) purchase of securities sold under agreements to repurchase	(2 143)	978
Net repayment of Federal Home Loan Bank advances	(894)	(843)
Cash dividends	(67)	- -
Net cash used in financing activities	$(2 829)	$(5 757)

Increase in cash and cash equivalents	$5 088	$3 190

CASH AND CASH EQUIVALENTS
Beginning	12 905	12 623
Ending	$17 993	$15 813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2 459	$3 214
Income tax payments	$ - -	$621

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$571	$(5)
Loans transferred to other real estate owned	$3 981	$2 977
Loans made on sale of other real estate	$142	$695

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010, and the results of operations for the three months and nine months ended September 30, 2011 and 2010, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2011 and 2010. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2010. The results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Incremental stock-based compensation expense recognized for the nine month periods ending September 30, 2011 and 2010 was $11 thousand and $25 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first nine months of 2011 and 2010.

Stock option plan activity for the nine months ended September 30, 2011 is summarized below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, January 1, 2011	120 974	$14.76
Granted	- -	- -
Exercised	- -	- -
Canceled or expired	- -	- -
Options outstanding, September 30, 2011	120 974	14.76	4	$ - -
Options exercisable, September 30, 2011	116 896	14.73	4	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

As of September 30, 2011 there was $4 thousand of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.

3.	Securities

The amortized cost and fair value of securities available for sale as of September 30, 2011 and December 31, 2010 (in thousands) are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U. S. Government
sponsored agencies	$37 573	$469	$(1)	$38 041
State and municipal obligations	6 454	255	- -	6 709
Equity securities	1 099	- -	(306)	793
	$45 126	$724	$(307)	$45 543

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U. S. Government
sponsored agencies	$36 207	$241	$(160)	$36 288
State and municipal obligations	5 537	71	(84)	5 524
Equity securities	1 100	- -	(222)	878
	$42 844	$312	$(466)	$42 690

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. There is one debt security in the consolidated portfolio that has a loss at September 30, 2011. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized.

There are three equity security investments in the company’s portfolio with losses at September 30, 2011. The company considers these investments to be temporarily impaired at September 30, 2011 and is recognizing no impairment. These are community bank stock related holdings.

U.S. Government sponsored agencies include the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation debt securities with a fair value of $22.4 million as of September 30, 2011 and $11.7 million as of December 31, 2010

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$999	$(1)	$	- -	$ - -	$999	$(1)
State and municipal obligations	- -	- -		- -	- -	- -	- -
Equity securities	- -	- -		793	(306)	793	(306)
Total	$999	$(1)		$793	$(306)	$1 792	$(307)

3.          Securities (Continued)

	December 31, 2010
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$9 899	$(147)	$1 108	$(13)	$11 007	$(160)
State and municipal obligations	1 912	(84)	- -	- -	1 912	(84)
Equity securities	878	(222)	- -	- -	878	(222)
Total	$12 689	$(453)	$1 108	$(13)	$13 797	$(466)

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $822 thousand at September 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock on a regular basis, the company does not consider this investment to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

At September 30, 2011 and December 31, 2010, securities with carrying values of approximately $11.9 million and $24 million, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

4.	Loans

The loan portfolio, stated at face amount, is composed of the following:

	September 30,	December 31,
	2011	2010
(in thousands)
Commercial – non real estate
Commercial and industrial	$7 579	$7 920
Commercial real estate
Owner occupied	61 823	67 517
Non-owner occupied	13 734	12 098
Construction
Residential	3 805	5 922
Commercial	17 885	18 252
Real Estate
Farmland	635	792
Residential
Revolving open end	5 039	5 975
1 to 4 family – first liens	79 254	82 691
1 to 4 family – junior liens	7 853	8 871
5 or more family	3 110	1 976
Consumer loans
Titled vehicles	2 998	3 713
Deposit accounts	748	737
All other consumer loans	2 782	2 350
All other loans	126	436
Total loans	207 371	219 250
Less: allowance for loan losses	5 263	5 012

	$202 108	$214 238

4.	Loans (Continued)

The FHLB of Pittsburgh has a blanket lien on all the company’s loans except those loans specifically pledged to the Federal Reserve and removed from the FHLB lien. Currently, the FHLB lien is securing an advance to the company in the amount of $1.8 million and letters of credit issued on behalf of a customer of the company in the amount of $11 million.

5.	Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	September 30,	December 31,	September 30,
	2011	2010	2010
Balance at beginning of period	$5 012	$5 718	$5 718

Provision charged to operating expense	2 727	1 599	984
Recoveries added to the allowance	138	321	182
Loan losses charged to the allowance	(2 614)	(2 626)	(2 012)

Balance at end of period	$5 263	$5 012	$4 872

Allowance for Loan Losses – By Segment
September 30, 2011
(in thousands)

				Commercial				All
	Farmland		Commercial	Real Estate	Construction	Consumer	Residential	Other		Unallocated		Total
Beginning balance		$166	$239	$859	$2 022	$20	$1 691		$1		$14	$5 012
Charge-offs		- -	(20)	(59)	(1 123)	(119)	(1 293)		- -		- -	(2 614)
Recoveries		- -	18	6	5	100	9		- -		- -	138
Provision		(149)	(85)	273	247	70	2 328		(1)		44	2 727

Ending balance		$17	$152	$1 079	$1 151	$71	$2 735		$0		$58	$5 263

Individually evaluated
for impairment	$	- -	$143	$840	$718	$4	$379	$	- -	$	- -	$2 084
Collectively evaluated
for impairment		17	9	239	433	67	2 356		0		58	3 179
		$17	$152	$1 079	$1 151	$71	$2 735		$0		$58	$5 263

Financing receivables:
Ending balance		$635	$7 579	$75 557	$21 690	$6 528	$95 256		$126	$	- -	$207 371

Ending balance:
Individually evaluated
for impairment	$	- -	$143	$9 827	$5 603	$75	$3 623	$	- -	$	- -	$19 271
Collectively evaluated
for impairment		635	7 436	65 730	16 087	6 453	91 633		126		- -	188 100
Total		$635	$7 579	$75 557	$21 690	$6 528	$95 256		$126	$	- -	$207 371

5.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses – By Segment
December 31, 2010
(in thousands)

			Commercial					All
	Farmland	Commercial	Real Estate	Construction	Consumer		Residential	Other		Unallocated		Total
Ending balance	$166	$239	$859	$2 022		$20	$1 691		$1		$14	$5 012

Individually evaluated
for impairment	$161	$217	$528	$1 812	$	- -	$429	$	- -	$	- -	$3 147
Collectively evaluated
for impairment	5	22	331	210		20	1 262		1		14	1 865
	$166	$239	$859	$2 022		$20	$1 691		$1		$14	$5 012

Financing receivables:
Ending balance	$792	$7 920	$79 615	$24 174		$6 800	$99 513		$436	$	- -	$219 250

Ending balance:
Individually evaluated
for impairment	$539	$367	$9 398	$11 484	$	- -	$2 874	$	- -	$	- -	$24 662
Collectively evaluated
for impairment	253	7 553	70 217	12 690		6 800	96 639		436		- -	194 588
Total	$792	$7 920	$79 615	$24 174		$6 800	$99 513		$436	$	- -	$219 250

Credit Quality Information – By Class
September 30, 2011
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$7 198	$238	$69	$74	$	- -
Commercial real estate
Owner occupied	39 723	12 979	6 855	2 266		- -
Non-owner occupied	12 760	333	585	56		- -
Construction
Residential	1 906	1 000	242	657		- -
Commercial	11 204	2 181	2 622	1 878		- -
Real estate
Farmland	635	- -	- -	- -		- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A		N/A
Deposit accounts	N/A	N/A	N/A	N/A		N/A
All other	N/A	25	N/A	N/A		N/A
Residential
Revolving open end	N/A	1 279	277	N/A		N/A
1-4 family – first liens	N/A	4 096	1 523	333		- -
1-4 family – junior liens	N/A	308	- -	- -		- -
5 or more family	N/A	300	- -	- -		- -

Totals	$73 426	$22 739	$12 173	$5 264	$	- -

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy. When a loan is designated as a loss, it will usually be cleared from the loan portfolio within 90 days.

5.	Allowance for Loan Losses (Continued)

Credit Quality Information – By Class
September 30, 2011
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$2 992	$6
Deposit accounts	748	- -
All other	2 752	5
Residential
Revolving open end	3 453	30
1-4 family – first liens	72 393	909
1-4 Family – junior liens	7 545	- -
5 or more family	2 810	- -
All other	126	- -
Totals	$92 819	$950

Credit Quality Information – By Class
December 31, 2010
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$7 371	$180	$95	$106	$166
Commercial real estate
Owner occupied	53 078	5 041	3 829	5 375	194
Non-owner occupied	11 470	628	- -	- -	- -
Construction
Residential	282	489	4 005	1 095	51
Commercial	10 348	2 789	3 575	1 363	- -
Real estate
Farmland	253	- -	- -	539	- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A	N/A
Deposit accounts	N/A	N/A	N/A	N/A	N/A
All other	N/A	N/A	N/A	N/A	N/A
Residential
Revolving open end	N/A	N/A	N/A	N/A	N/A
1-4 family – first liens	N/A	3 234	956	1 434	242
1-4 family – junior liens	N/A	187	42	175	25
5 or more family	N/A	308	- -	- -	- -
Totals	$82 802	$12 856	$12 502	$10 087	$678

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

5.       Allowance for Loan Losses (Continued)

Impaired Loans – By Class
September 30, 2011
(in thousands)

With no related allowance:
					Average	Interest
	Unpaid	Recorded	Related		Recorded	Income
	Principal	Investment	Allowance		Investment	Recognized
Commercial – non real estate
Commercial and industrial	$ - -	$ - -	$	N/A	$82	$ - -
Commercial real estate
Owner occupied	1 550	1 542		N/A	3 522	41
Non-owner occupied	- -	- -		N/A	15	- -
Construction
Residential	792	778		N/A	989	11
Commercial	3 127	3 077		N/A	2 962	98
Real estate
Farmland	- -	- -		N/A	- -	- -
Residential
Revolving open end	277	277		N/A	115	12
1 to 4 family –first liens	450	419		N/A	1 282	- -
1 to 4 family – junior liens	- -	- -		N/A	229	- -
5 or more family	- -	- -		N/A	- -	- -
Consumer
Titled vehicles	- -	- -		N/A	- -	- -
Deposit accounts	- -	- -		N/A	- -	- -
All other consumer	- -	- -		N/A	- -	- -
All other	- -	- -		N/A	4	- -
	$6 196	$6 093	$	N/A	$9 200	$162

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$144	$143	$143	$176	$3
Commercial real estate
Owner occupied	7 703	7 644	751	5 326	253
Non-owner occupied	647	641	89	163	3
Construction
Residential	- -	- -	- -	1 638	- -
Commercial	1 764	1 748	718	3 199	66
Real estate
Farmland	- -	- -	- -	216	- -
Residential
Revolving open end	- -	- -	- -	76	- -
1 to 4 family – first liens	2 243	2 234	343	2 085	55
1 to 4 family – junior liens	696	693	36	174	15
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	76	75	4	15	2
All other	- -	- -	- -	- -	- -
	$13 273	$13 178	$2 084	$13 068	$397

Totals:
Commercial – non real estate	$144	$143	$143	$258	$3
Commercial real estate	9 900	9 827	840	9 026	297
Construction	5 683	5 603	718	8 788	175
Real estate –farmland	- -	- -	- -	216	- -
Residential	3 666	3 623	379	3 961	82
Consumer	76	75	4	19	2
All other	- -	- -	- -	- -	- -
	$19 469	$19 271	$2 084	$22 268	$559

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

5.       Allowance for Loan Losses (Continued)

Modifications
As of September 30, 2011
(in thousands except number of contracts)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings

Commercial – non real estate
Commercial and industrial	- -	$ - -	$ - -	- -	$ - -	$ - -
Commercial real estate
Owner Occupied	3	431	431	3	431	431
Non owner occupied	- -	- -	- -	- -	- -	- -
Construction
Residential	- -	- -	- -	- -	- -	- -
Commercial	1	27	27	6	329	329
Real Estate
Farmland	- -	- -	- -	- -	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -	- -	- -	- -	- -
1 to 4 family – first liens	3	153	170	16	1 580	1 694
1 to 4 family – junior liens	11	415	415	20	705	705
5 or more family	- -	- -	- -	- -	- -	- -
Consumer
Titled Vehicles	- -	- -	- -	- -	- -	- -
Deposit Accounts	- -	- -	- -	- -	- -	- -
All other consumer	2	56	56	3	77	77

All Other	- -	- -	- -	- -	- -	- -

Totals	20	$1 082	$1 099	48	$3 122	$3 236

As of September 30, 2011 there are two troubled debt restructurings that are thirty or more days past due and one loan that was in non-accrual status before being modified and will be put back on accrual status when they make six timely payments.

	For the Three Months		For the Nine Months
	Ended September 30,2011		Ended September 30,2011
	Number	Outstanding	Number	Outstanding
	Of	Recorded	Of	Recorded
	Contracts	Investment	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Commercial – non real estate
Commercial and industrial	- -	$ - -	- -	$ - -
Commercial real estate
Owner Occupied	- -	- -	- -	- -
Non owner occupied	- -	- -	- -	- -
Construction
Residential	- -	- -	- -	- -
Commercial	- -	- -	- -	- -
Real Estate			- -	- -
Farmland	- -	- -	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -	- -	- -
1 to 4 family – first liens	1	127	1	127
1 to 4 family – junior liens	3	104	3	104
5 or more family	- -	- -	- -	- -
Consumer
Titled Vehicles	- -	- -	- -	- -
Deposit Accounts	- -	- -	- -	- -
All other consumer	- -	- -	- -	- -
All Other	- -	- -	- -	- -
Totals	4	$231	4	$231

5.	Allowance for Loan Losses (Continued)

Recorded reserves for impaired loans total $2.1 million compared to total nonaccrual loans of $2.8 million. These loans are kept under constant scrutiny by the loan officers and credit administration.

Nonaccrual and Past Due Loans – By Class
September 30, 2011
(in thousands)

	30-59	60-89	90 Days				90 Days
	Days	Days	or more	Total		Total	Past Due	Non
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$61	$ - -	$ - -	$61	$7 518	$7 579	$ - -	$ - -
Commercial real estate
Owner Occupied	- -	112	537	649	61 174	61 823	116	420
Non owner occupied	1 014	333	253	1 600	12 134	13 734	- -	253
Construction
Residential	- -	- -	272	272	3 533	3 805	- -	272
Commercial	1 478	99	478	2 055	15 830	17 885	- -	524
Real Estate
Farmland	- -	- -	- -	- -	635	635	- -	- -
Residential
Revolving open end	- -	- -	- -	- -	5 039	5 039	- -	31
1 to 4 family – first liens	1 101	41	976	2 118	77 136	79 254	252	1 329
1 to 4 family – junior liens	116	- -	40	156	7 697	7 853	40	- -
5 or more family	- -	- -	- -	- -	3 110	3 110	- -	- -
Consumer
Titled Vehicles	21	- -	2	23	2 975	2 998	2	5
Deposit Accounts	- -	- -	- -	- -	748	748	- -	- -
All other consumer	31	- -	29	60	2 722	2 782	25	5
All Other	- -	- -	- -	- -	126	126	- -	- -
Totals	$3 822	$585	$2 587	$6 994	$200 377	$207 371	$435	$2 839

Percentage to Total Loans	1.84%	0.28%	1.25%	3.37%	96.63%		0.21%	1.37%

Nonaccrual and Past Due Loans – By Class
December 31, 2010
(in thousands)

	30-59	60-89	90 Days				90 Days
	Days	Days	or more	Total		Total	Past Due	Non
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$80	$92	$2	$174	$7 746	$7 920	$ - -	$97
Commercial real estate
Owner Occupied	612	- -	- -	612	66 905	67 517	- -	- -
Non owner occupied	194	- -	- -	194	11 904	12 098	- -	- -
Construction
Residential	238	- -	- -	238	5 684	5 922	- -	- -
Commercial	115	- -	285	400	17 852	18 252	- -	405
Real Estate
Farmland	- -	- -	539	539	253	792	- -	539
Residential
Revolving open end	- -	- -	- -	- -	5 975	5 975	- -	38
1 to 4 family – first liens	2 269	416	881	3 566	79 125	82 691	- -	1 099
1 to 4 family – junior liens	135	19	- -	154	8 717	8 871	- -	42
5 or more family	- -	- -	- -	- -	1 976	1 976	- -	- -
Consumer
Titled Vehicles	37	2	- -	39	4 310	4 349	- -	8
Deposit Accounts	11	- -	- -	11	774	785	- -	- -
All other consumer	3	- -	5	8	1 658	1 666	- -	5
All Other	- -	- -	- -	- -	436	436	- -	- -
Totals	$3 694	$529	$1 712	$5 935	$213 315	$219 250	$ - -	$2 233

Percentage to Total Loans	1.69%	0.24%	0.78%	2.71%	97.29%		- -%	1.02%

5.	Allowance for Loan Losses (Continued)

The past due policy of the bank is to report all classes of loans past due in the following categories:

30 to 59 days past due (principal or interest) 60 to 89 days past due (principal or interest) 90 days or more past due (principal or interest) Nonaccrual status.

6.	Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ - -	$ - -	$3	$3
Interest cost	100	104	9	8
Expected return on plan assets	(119)	(115)	- -	- -
Amortization of net obligation at transition	- -	- -	4	4
Recognized net actuarial loss	38	24	- -	- -

Net periodic benefit cost	$19	$13	$16	$15

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ - -	$ - -	$10	$9
Interest cost	301	309	27	26
Expected return on plan assets	(356)	(345)	- -	- -
Amortization of net obligation at transition	- -	- -	13	12
Recognized net actuarial loss	112	72	- -	- -

Net periodic benefit cost	$57	$36	$50	$47

Employer Contribution

The company anticipates the 2011 contribution for the pension plan will approximate $10 thousand and has made this payment as of September 30, 2011. The company has made payments of $14 thousand for the other postretirement benefit plans for the first nine months of 2011 and anticipates remaining payments for 2011 to total $6 thousand.

The company’s defined benefit pension plan was frozen as of October 31, 2009. Benefits of all existing participants stopped accruing and no new participants could be admitted to the plan after that date.

7.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential diluted common stock. Potential diluted common stock had no effect on the three months and nine months ended September 30, 2011 and September 30, 2010 earnings per share.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$(.53)	3 390 178	$.16
Effect of dilutive securities:
Stock options	- -		- -

Diluted earnings per share	3 390 178	$(.53)	3 390 178	$.16

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$(.40)	3 390 178	$.41
Effect of dilutive securities:
Stock options	- -		- -

Diluted earnings per share	3 390 178	$(.40)	3 390 178	$.41

For the three months and nine months ended September 30, 2011, stock options representing 120,974 average shares, and for the three months and nine months ended September 30, 2010, stock options representing 126,224 average shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The company has included the required disclosures in its consolidated financial statements.

8.	Recent Accounting Pronouncements (continued)

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

8.	Recent Accounting Pronouncements (continued)

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the company’s consolidated financial statements.

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

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques.

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

Securities

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Certain of the equity securities with inactive markets utilize Level 3 which may include judgement or estimation.

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

Off-Balance Sheet Financial Instruments

At September 30, 2011 and December 31, 2010, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

9.	Fair Value Measurements (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash	$17 268	$17 268	$10 180	$10 180
Federal funds sold	725	725	2 725	2 725
Securities available for sale	45 543	45 543	42 690	42 690
Loans, net	202 108	201 864	214 238	212 200
Loans held for sale	- -	- -	76	76
FHLB stock	822	822	765	765
BOLI	6 872	6 872	6 397	6 397
Accrued interest receivable	888	888	960	960

Financial liabilities:
Deposits	$257 697	$258 612	$257 422	$258 240
Securities sold under
agreements to repurchase	5 239	5 239	7 382	7 382
FHLB advances	1 823	1 839	2 717	2 734
Accrued interest payable	245	245	361	361

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

Fair Value Measurements at September 30, 2011 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government sponsored
agency securities	$38 041	$ - -	$38 041	$ - -
State and municipal securities	6 709	- -	6 709	- -

Total available for sale debt securities	44 750	- -	44 750	- -

Available for sale equity securities
Financial services industry	793	- -	135	658

Total available for sale securities	$45 543	$ - -	$44 885	$658

9.	Fair Value Measurements (Continued)

Fair Value Measurements at December 31, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government sponsored
agency securities	$36 288	$ - -	$36 288	$ - -
State and municipal securities	5 524	- -	5 524	- -

Total available for sale debt securities	41 812	- -	41 812	- -

Available for sale equity securities
Financial services industry	878	- -	878	- -

Total available for sale securities	$42 690	$ - -	$42 690	$ - -

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)

Available for Sale Equity Securities
Beginning Balance January 1, 2011	$ - -

Transfers into Level 3	834
Transfers out of Level 3	- -
Total losses (unrealized)
included in other
comprehensive income	(176)

Ending Balance September 30, 2011	$658

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2011 and December 31, 2010. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is likely that some amounts due according to the contractual terms of the loan agreement may not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

9.	Fair Value Measurements (Continued)

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal outside of the company or comparative market analysis using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, or property is in the process of being appraised then the fair value is considered Level 3.

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

Carrying Value at September 30, 2011
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans with a
valuation allowance	$11 094	$ - -	$5 034	$6 060

OREO	6 151	- -	5 355	796

Carrying Value at December 31, 2010
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Loans held for sale	$76		$76
Impaired loans with a
valuation allowance	11 933	- -	10 593	1 340

OREO	6 563	- -	6 563	- -

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) losses be accrued when they are probable of occurring and are capable of estimation and (2) losses be accrued based on the differences between the value of collateral and the loan balance.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as loss, doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for environmental factors such as economic, concentration, and growth trends. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

FINANCIAL OVERVIEW

The quarter ended September 30, 2011 has produced little, if any, clarity to the economic outlook. The local economy has remained relatively unchanged. The housing market and unemployment continue to be a drag on the local economy. Management has counteracted the reductions in loan income by reducing expenses wherever possible, and continuing to reduce interest expense on deposits. There have been no significant adverse effects on deposit balances.

Management continues to pursue potential loan relationships and is vigilantly marketing our current inventory of foreclosed properties. It is management’s opinion that one of the key elements to improving our situation and that of the local economy is to reduce this housing inventory currently owned by financial institutions. We expect economic growth to be slow and do not expect the real estate market to return to pre-recession levels.

The net loss for the quarter of $1.8 million and a net loss year to date of $1.3 million are primarily due to two charges posted in this quarter. First, we reduced the value of our foreclosed property assets by some $1.85 million upon obtaining updated appraisals on foreclosed property carried on our balance sheet. We evaluate these assets on an ongoing basis especially in a “declining real estate market” which our area continues to experience. About two thirds of the write-down involves residential lot developments foreclosed upon and charged down in 2009. These properties have continued to lose value due to very weak demand by consumers for new housing and little demand from builders for lots. A surplus of foreclosed properties on the market continues to keep prices low, so until new and existing housing values reach some sort of price equilibrium, there will be little demand for both lots and new construction.

A second charge of $2.1 million involves additions to our loan loss reserve as businesses and consumers continue to struggle because of the sluggish economy. In conjunction with our ongoing loan review process, an analysis of both primary and secondary sources of repayment including an assessment of the current value of collateral is performed. Again, most of the collateral that secures our loans is real estate and those values are down significantly.

Total assets have decreased $3.9 million or 1.3% from the December 31, 2010 total of $297.6 million to $293.7 million at September 30, 2011. Net loans have decreased approximately $12.1 million from the December 31, 2010 total of $214.2 million to $202.1 million at September 30, 2011 due to minimal loan demand, the pay down of existing loans, loan charge-offs and the transfer of loans to OREO. Other real estate, net of valuation allowance, has decreased $412 thousand. With the decrease in loans, excess funds have been invested in securities, and overnight funds at the Federal Reserve.

Total deposits have increased $275 thousand or .1% at September 30, 2011 compared to December 31, 2010. Interest-bearing deposits have decreased 1.2% during the first three quarters of 2011, with non-interest bearing deposits increasing 11.3%.

The Tier 1 capital to average assets ratio (leverage capital ratio) is 8.42% at September 30, 2011 compared to 9.36% at December 31, 2010. This capital ratio is within the regulatory guidelines for “well capitalized”.

The debate in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard and Poor’s, one of the three major credit rating agencies. This downgrade and the possible future downgrade by one or both of the other two major ratings agencies could create uncertainty in the U.S. and global financial markets. These actions could cause other events which, directly or indirectly, may adversely affect the company’s operations, earnings and financial condition.

The following table is an analysis of the company’s allowance for loan losses with amounts shown in thousands. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Written reports are prepared on a monthly basis for all loans including commercial loans graded below a certain level for management review and are reported to the Board of Directors on a quarterly basis. In addition, a subcommittee of the board of directors meets monthly to review all classified assets. Based on experience, these loan policies and the bank’s grading and review system, management believes the loan loss allowance is adequate.

	September 30,	December 31,	September 30,
	2011	2010	2010
Balance at beginning of period	$5 012	$5 718	$5 718
Charge-offs:
Commercial, financial and agricultural	20	313	294
Real estate – construction	1 123	775	555
Real estate – mortgage	1 352	1 245	949
Consumer	119	293	214
Total charge-offs	2 614	2 626	2 012
Recoveries:
Commercial, financial and agricultural	18	25	- -
Real estate – construction	5	- -	- -
Real estate – mortgage	15	95	20
Consumer	100	201	162
Total recoveries	138	321	182
Net charge-offs	2 476	2 305	1 830
Provision charged to operations	2 727	1 599	984
Balance at end of period	$5 263	$5 012	$4 872

Ratio of net charge-offs (annualized) during the period
to average loans outstanding during the period	1.56%	1.01%	1.07%

As a result of the regular loan reviews by management, the allowance for loan losses increased when comparing data as of September 30, 2011 to September 30, 2010. Many of the loans foreclosed upon or currently in nonaccrual status are related to the real estate industry. In comparing data for the loan loss reserve for the September 30, 2011 quarter end to December 31, 2010 information, the reserve has increased in relation to a continued weak economy. Management continues to review these assets on a regular basis.

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more and in the process of collection. Interest income generally is recognized on specific impaired loans unless the likelihood of further loss is expected. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The majority of the current non-accrual loans as shown in the chart below are in the process of collection. Following is a table showing the risk elements in the loan portfolio with amounts in thousands.

	September 30,	December 31,		September 30,
	2011	2010		2010
Nonperforming Assets
Nonaccrual loans (1)	$2 839		$2 233	$2 134
Foreclosed properties	6 151		6 563	6 363
Total nonperforming assets	$8 990		$8 796	$8 497

Performing troubled debt restructures (2)	$3 083	$	- -	$ - -

Loans past due 90 days accruing interest	$435	$	- -	$99
Allowance for loan losses to period end loans	2.54%		2.29%	2.19%
Nonperforming assets to period end loans and
foreclosed properties, net	4.21%		3.90%	3.71%

Performing troubled debt restructures to period end loans	1.51%		- -%	- -%

(1)	Currently there is 1 TDR in non-performing assets with a balance of $50K.
(2)	Within this amount are two TDR’s with balances totaling $155k and both are 30 or more days past due.

The details of the income statements for the three month and nine month periods ended September 30, 2011 and 2010 are highlighted below.

➢ Year to date net loss in 2011 is $1.37 million compared to net income of $1.39 million in 2010. Quarterly net loss is $1.8 million in 2011 compared to net income of $528 thousand for the same quarter of 2010. The loan portfolio has decreased as the result of foreclosures and normal run off. Decline in property values have further affected the net income as other real estate write downs have been charged against income. In addition there were net gains on sale of other real estate in 2010 compared to net losses in 2011.

➢ The primary driver of both the year to date loss and quarterly loss are attributable to increases in the loan loss provision and write downs of OREO property. The year to date provision for loan loss has increased $1.7 million over the same period in 2010. The quarterly provision increased $1.9 million over the same quarter in 2010. Likewise, the write down of OREO property had a year to date increase of $2.1 million and a quarterly increase of $1.8 million. Both of these figures represent comparisons to the same time period in 2010.

➢ At September 30, 2011, year to date total interest and dividend income is down 9.5% compared to September 30, 2010. A comparison of quarterly interest and dividend income provides a reduction of 8.6%. In each scenario the reasons for the decrease in income are the same. Loan yields are down slightly over the past year and the loan portfolio has decreased. As of September 30 there are also $2.8 million in loans on nonaccrual status. As of September 30, 2011 loans are down 5.4% compared to December 31, 2010.

➢ At September 30, 2011, year to date interest expense was 26.7% below 2010 expense for the same time period. The quarterly results show a 36.2% drop in interest expense as compared to the same quarter in 2010. The decrease in expense is primarily due to a reduction in interest rates on deposit accounts as part of a planned strategy.

➢ Net interest margin at September 30, 2011 is 3.54%. This is down from the net interest margin of 3.56% for the same period in 2010. During the first nine months of 2011, the overall average rate on loans dropped to 5.56% at September 30, 2011 compared to 5.71% for the same period in 2010. During this same period the overall average rate being paid on deposits decreased to 1.29% from 1.72% at September 30, 2010.

Noninterest income increased 2.5% for the nine months ended September 30, 2011 compared to September 30, 2010 and increased 3.13% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Some significant income items are listed here.

➢ Visa and Mastercard fees have increased 13.2% on a year to date basis compared to the same period in 2010. The increase is due to an overall increase in consumer spending and the likelihood that consumers continue to get more comfortable with using credit/debit cards versus cash.

➢ Quarterly comparisons show a 13.1% increase in income from fiduciary activities and a 15.1% increase in fees from Visa and Mastercard. These results are in comparison to the quarter ended September 30, 2010.

Year to date total noninterest expense increased about 40.4% for the nine months ended September 30, 2011 compared to the same period in 2010. The quarterly result was an increase of 86.5% over the September 2010 quarter. Excluding write downs and losses from sales of other real estate, noninterest expense was up 4.6% and 1.1% for the nine and three month periods, respectively. Some details of the remaining accounts are listed below.

➢ Furniture and equipment expense increased 10.2% over September 30, 2010. The quarterly comparisons show an increase of 54.3% over the September 2010 quarter. The primary reason for the increase is maintenance expense related to our core banking software.

➢ Advertising and public relations expense increased 13.2% compared to the same period in 2010. The expense is 20.5% greater than the September 2010 quarter.

➢ Accounting, audit and compliance fees are up 29.8% over September 30, 2010. These same fees show an increase of 41.7% as compared to the September 30, 2010 quarter. The increase is due to auditing services provided by an outside vendor to help assess our loan portfolio.

➢ ATM and check card expenses have increased 15% in the first nine months of 2011 compared to the same time period in 2010. The increase jumps to 18% when compared to the quarter ended September 30, 2010. The increase is due to the purchase of card stock (which generally occurs on a bi-annual basis) as well as an increase in the number of cards being reissued because of fraud, damage or loss by the customer.

➢ Postage expense has increased 15.1% over September 30, 2010. The quarterly results show increases of 13.2% over the quarter ended September 30, 2010. The increase is primarily related to postage costs related to promotional materials and customer notifications. In the third quarter we expensed the postage costs for the shipment of the 140th anniversary calendars and mailings to notify customers of our privacy policy and changes in our fees on deposit accounts. Two of these three items are one time expenses not in the normal course of business.

➢ 2011 year to date other operating expenses have increased 13.5% compared to the same period in 2010. The significant contributing factors include trust investing outsource, other professional fees, other taxes, training and study, and credit reports and investigation.

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

Management is informed of the liquidity information via reports and committee discussion. The president is provided a weekly “dashboard” report of our liquidity information. The Asset/Liability Committee reviews and discusses our liquidity position on a quarterly basis. The committee has set a benchmark minimum liquidity ratio of 15%. Management has recently implemented on a strategy to free up some pledged assets for liquidity purposes.

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

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2011, the net loss as adjusted has provided cash of $3.1 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. We have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash provided by investing activities in 2011 is $4.8 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash used in financing activities in 2011 is $2.8 million.

At September 30, 2011, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $41.5 million.

Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In March 2010, the subsidiary bank modified a $3 million borrowing amortizing over three years from the Federal Home Loan Bank. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At September 30, 2011, the subsidiary bank has total credit available through these institutions of approximately $35.7 million.

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. All capital ratios are within the regulatory guidelines for a “well capitalized institution” as noted below.

	September 30, 2011 (000’s)
			Minimum
			Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$27 656	13.09%	$16 903	8.00%
Tier 1 capital to risk weighted assets	$24 983	11.82%	$8 451	4.00%
Tier 1 capital to average assets	$24 983	8.42%	$11 886	4.00%

	December 31, 2010 (000’s)
			Minimum
			Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$30 798	14.24%	$17 306	8.00%
Tier 1 capital to risk weighted assets	$28 065	12.97%	$8 653	4.00%
Tier 1 capital to average assets	$28 065	9.36%	$11 992	4.00%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
July 1 through
July 31	NONE	- -	283 553	62 515
August 1 through
August 31	NONE	- -	283 553	62 515
September 1 through
September 30	NONE	- -	283 553	62 515

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

POTOMAC BANCSHARES, INC.

Date:	November 14, 2011	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date:	November 14, 2011	/s/ Dean Cognetti
Dean Cognetti
Sr. Vice President and Interim Chief Financial Officer