Form 10-K
period 2011-12-31
POTOMAC BANCSHARES INC
filed 2012-03-29
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

XXX	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,207,285 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,390,178 as of March 20, 2012

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the document that is incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the document is incorporated.

Part of the Form 10-K into Which
Document	the Document is Incorporated

Portions of Potomac Bancshares, Inc.’s Proxy Statement for the 2012 Annual Meeting of Shareholders which proxy statement will be filed on or about March 30, 2012.	Part III, Items 10, 11, 12, 13 and 14

Potomac Bancshares, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2011

PART I

Item	1.	Business	4
Item	2.	Properties	12
Item	3.	Legal Proceedings	13
Item	4.	Mine Safety Disclosures	13

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
		of Equity Securities	13
Item	6.	Selected Financial Data	16
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item	8.	Financial Statements and Supplementary Data	31
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item	9A.	Controls and Procedures	79
Item	9B.	Other Information	79

PART III

* Item	10.	Directors, Executive Officers and Corporate Governance	80
* Item	11.	Executive Compensation	80
* Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
* Item	13.	Certain Relationships and Related Transactions and Director Independence	80
* Item	14.	Principal Accounting Fees and Services	81

PART IV

Item	15.	Exhibits and Financial Statement Schedules	81

     * The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Management Nominees to the Board of Potomac,” “Directors Continuing to Serve Unexpired Terms,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Employee Benefit Plans,” “Compensation of Directors,” “Ownership of Securities by Nominees, Directors and Officers,” “Certain Transactions with Directors, Officers and Their Associates” and “Audit Committee Report” in the registrant’s definitive proxy statement which is expected to be filed on or about March 30, 2012.

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

     The risks and uncertainties that may affect the operations, performance, development and results of the company’s business include, but are not limited to, the growth of the economy, unemployment, pricing in the real estate market, interest rate movements, the impact of competitive products, services and pricing, customer business requirements, the current economic environment posing significant challenges and affecting our financial condition and results of operations, lack of loan growth, the possibility of future FDIC assessments, Congressional legislation and similar matters (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act). The downgrade of U.S. government securities by one of the credit rating agencies could have a material adverse effect on the company’s operations, earnings and financial condition. We caution readers of this report not to place undue reliance on forward-looking statements which are subject to influence by unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

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

     Bank of Charles Town is a West Virginia state-chartered bank that formed and opened for business in 1871. The Federal Deposit Insurance Corporation insures the bank’s deposits. The bank engages in general banking business primarily in Jefferson, Berkeley and Morgan Counties of West Virginia; Clarke, Frederick and Loudoun Counties of Virginia, and Washington and Frederick Counties of Maryland. The main office is in Charles Town, West Virginia at 111 East Washington Street, with branch offices in

  Harpers Ferry, West Virginia,
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

     Online banking with bill pay, electronic statements and other services are available through BCT NetTeller 24 hours a day, 7 days a week. ATMs located at each of the five offices and Touchline 24, an interactive voice response system available at 1-304-728-2424, are also available to customers 24/7. The bank initiated in 2005 the formation of an ATM network with two banks in the community to provide customers of all three banks the use of 17 ATM locations free of charge in the eastern panhandle of West Virginia. Use of ATMs at all Sheetz (a regional convenience store franchise) locations is also free of charge. The bank’s One Financial Center encompasses the trust and financial services department and BCT Investments. The trust department provides financial management, investment and trust services. BCT Investments provides financial management, investment and brokerage services.

Lending Activities

Credit Policies

     The bank offers a variety of loans for consumer and commercial purposes. Underwriting standards for all lending include

  Sound credit analysis,
  Proper documentation according to the bank's loan policy and compliance standards,
  Management of loan concentrations to a single industry or with a single class of collateral, where applicable,
  Diligent maintenance of past due, nonaccrual loans, and problem loans,
  A risk grading system that assists us in managing deteriorating credits on a proactive basis.

     The lending policies of the bank address the importance of a diversified portfolio and a balance between maximum yield and minimum risk. It is the bank’s policy to manage concentrations of loans such as loans to one industry, loans to one borrower or guarantor or loans secured by similar collateral.

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

Real Estate Lending

     Loans secured by real estate are made to individuals and businesses for

  Purchase/refinance of owner occupied and investment of one to four family residential property,
  Home equity loans, lines of credit and construction loans,
  Non-owner occupied and owner occupied commercial real estate
  Commercial, multi-family and other non-residential construction,

     Approximately 93% of the bank's loans are secured by real estate. These loans had a delinquency rate of 3.86% and a loss rate of 1.82% during 2011. The delinquency rate and loss rate are based on comparisons to 2011 period end loans and average loans, respectively. The delinquent rate to total real estate lending portfolio was 4.16% at December 31, 2011.

     As of December 31, 2011, aggregate dollar amounts (in thousands) in loan categories secured by real estate are as follows:

• Construction and land development	$19 179
• Secured by farmland	598
• Secured by 1-4 family residential	92 856
• Secured by multifamily residential	3 088
• Commercial real estate – owner occupied	61 086
• Commercial real estate – non-owner occupied	15 796

$192 603

Commercial Lending

     Commercial loans not secured by real estate with an aggregate balance of $8.4 million at December 31, 2011 make up approximately 4.03% of the total loan portfolio. The bank’s loan policy for commercial loans including those commercial loans secured by real estate is to

  Grant loans on a sound and collectible basis,
  Invest the bank’s funds profitably for the benefit of shareholders and the protection of depositors and
  Serve the credit needs of the community in which the bank is located.

     The delinquency rate for commercial loans not secured by real estate was ..03% during 2011 and the portfolio had net recoveries for the year. The delinquency rate and loss rate are based on comparisons to 2011 period end total loans and average total loans, respectively. The delinquency rate to total commercial loans was .072% at December 31, 2011.

Consumer Lending

     Retail loans to individuals for personal expenditures are approximately 2.97% of the bank's total loans at December 31, 2011. The aggregate balance of these loans was $6.2 million at December 31, 2011. The majority of these loans are installment loans.

     There is some risk in every retail loan transaction. The bank accepts moderate levels of risk while minimizing retail loan losses through careful investigation into the character of each borrower, determining the source of repayment before closing each loan, collateralizing most loans, exercising care in documentation procedures, administering an aggressive retail loan collection program, and following the retail loan policies. Loans to individuals for personal expenditures had an average delinquency rate of 0.02% and a loss rate of 0.02% in 2011. The delinquency rate and loss rate are based on comparisons to 2011 period end total loans and average total loans, respectively. The delinquency rate to total consumer loans was .50% at December 31, 2011.

     All other loans total $116 thousand (0.06% of total loans) at December 31, 2011. These loans had no delinquency rate and no loss rate in 2011.

Investment Activities

     The bank's investment policy governs its investment activities. The policy states that excess daily funds are to be invested in federal funds sold and securities purchased under agreements to resell. The daily funds are used to cover deposit withdrawals by customers, to fund loan commitments and to help maintain the bank's asset/liability mix.

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

Deposit Activities

     The bank offers noninterest-bearing and interest-bearing checking accounts and savings accounts. The bank offers automatically renewable certificates of deposit in various terms from 91 days to five years. The bank is also a participant in the CDARS and ICS programs. The CDARS program offers certificates of deposit in various terms from four weeks to five years. The ICS program offers money market accounts with increased FDIC protection. Individual retirement accounts in the form of certificates of deposit are also available.

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

Competition

     As of February 16, 2012, there were 58 bank holding companies headquartered in West Virginia (including multi-bank and one bank holding companies) operating in the State of West Virginia. These holding companies control banks throughout the State of West Virginia, including banks that compete with the bank in its market area.

     The bank's market area is generally defined as Jefferson County and Berkeley County, West Virginia. The bank has three branch locations in Jefferson County, WV. As of June 30, 2011, there were six banks in Jefferson County with 15 banking offices. The total deposits of these commercial banks as of June 30, 2011 were $673 million, and the bank ranked number one in total deposits with three branch offices with $209 million or 30.98% of the total deposits in Jefferson County at that time. The bank has two branch offices in Berkeley County. Opening in July 2001 and June 2003, these branches have 4.48% of the market share of deposits in Berkeley County where there are 12 banks with 32 banking offices and total deposits in the Berkeley County market of $1.12 billion.

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

Employees

     Potomac currently has no employees.

     As of March 1, 2012, the bank had 83 full-time employees and 10 part-time employees.

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

     The deposits of Bank of Charles Town are insured by the FDIC up to the limits set forth under applicable law. The deposits of Bank of Charles Town subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

     The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks. Beginning April 1, 2011, an institution’s assessment base will be its consolidated total assets less its average tangible equity as defined by the FDIC. The FDIC has authority to impose special assessments from time to time.

     The maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000. Also, all funds in a ‘noninterest-bearing transaction account’ are insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. The FDIC issued a rule including Interest on Lawyers Trust Accounts (IOLTAs) in the temporary unlimited coverage for noninterest-bearing transaction accounts.

     The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The company is not aware of any existing circumstances that could result in termination of any of the bank’s deposit insurance.

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

     Generally, under the applicable guidelines, the financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts or consolidated subsidiaries, less goodwill and after tax unrealized gain or loss on available for sale debt securities. Tier 1 capital may also be affected by a limitation on the recorded deferred tax assets. Bank holding companies, however, may include cumulative perpetual preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital.

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

     Payment of Dividends. The majority of the company’s revenues are from dividends paid to the company by its subsidiary bank. The bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the company and the bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. During the year ended December 31, 2011, the company paid $67 thousand in dividends to its shareholders.

     As of December 31, 2011, Potomac had capital in excess of all applicable requirements as shown below:

	Actual	Required	Excess
		(in thousands)
Tier 1 capital (to risk-weighted assets)	$24 842	$8 391	$16 451

Total capital (to risk-weighted assets)	$27 487	$16 782	$10 705

Tier 1 capital (to average assets)	$24 842	$11 602	$13 240

Capital ratios:
Tier 1 risk-based capital ratio	11.84%	4.00%	7.84%
Total risk-based capital ratio	13.10%	8.00%	5.10%
Tier 1 capital to average total assets (leverage)	8.56%	4.00%	4.56%

     Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

     The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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
  Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and
  The Federal Reserve adopted rules effective October 1, 2011, establishing standards for assessing whether the interchange fees that may be charged with respect to electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for such transactions. The ultimate impact to the bank is not known.

     The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above and certain other statutes, effective July 21, 2011. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

     Available Information. The company files annual, quarterly and current reports, proxy statements and other information with the SEC. The company’s SEC filings are filed electronically and are available to the public through the Internet at the SEC’s website at http://www.sec.gov. In addition, any document filed by the company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, NE, Washington, DC 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by any shareholder by writing to Dean Cognetti, Sr. Vice President and Chief Financial Officer, Potomac Bancshares, Inc., PO Box 906, Charles Town, WV 25414.

Item 2. Properties.

     The bank owns the land and buildings of the main office and the branch office facilities in Harpers Ferry, Kearneysville, Martinsburg and Hedgesville. The bank also owns a lot at the corner of Route 340 and Washington Street in Bolivar that will most likely be sold when a suitable buyer is identified.

     In addition to land specifically purchased for use by the bank, the bank owns, by process of foreclosure, properties in which the customer could no longer meet their obligation to the bank.

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

     In October 2005 to provide additional office and storage areas, the bank leased space in Kearneysville, West Virginia at the Burr Industrial Park. Currently, the leased space provides record storage facilities and a business recovery site for the bank.

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

Item 4. Mine Safety Disclosures.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following information reflects comparative per share data for the periods indicated for Potomac common stock for (a) trading values and (b) dividends. As of March 20, 2012, there were approximately 1,100 shareholders.

     Trading of Potomac Bancshares, Inc. common stock is not extensive and cannot be described as a public trading market. Potomac Bancshares, Inc. is on the OTC Bulletin Board Market. To gather information about Potomac in this market use Potomac’s symbol PTBS.OB. Scott and Stringfellow, Inc., and Koonce Securities Inc. are market makers for Potomac’s stock. Market makers are firms that maintain a firm bid and ask price for a given number of shares at a given point in time in a given security by standing ready to buy or sell at publicly quoted prices. Information about sales of Potomac’s stock is available on the Internet through many of the stock information services using Potomac’s symbol. Shares of Potomac common stock are occasionally bought and sold by private individuals, firms or corporations, and, in most instances, Potomac does not have knowledge of the purchase price or the terms of the purchase. The trading values for 2010 and 2011 are based on information available through the Internet. No attempt was made by Potomac to verify or determine the accuracy of the representations made to Potomac or gathered on the Internet.

		Price Range		Cash Dividends
		High	Low	Paid per Share
2011	First Quarter	$6.00	$4.65	$.0100
	Second Quarter	6.00	5.25	.0100
	Third Quarter	5.95	4.20	.0000
	Fourth Quarter	5.00	3.51	.0000

2010	First Quarter	$6.10	$4.63	$.0000
	Second Quarter	6.34	4.50	.0000
	Third Quarter	5.84	4.30	.0000
	Fourth Quarter	5.25	4.30	.0000

     The primary source of funds for dividends paid by Potomac is the dividend income received from the bank. The bank's ability to pay dividends is subject to restrictions under federal and state law, and under certain cases, approval by the FDIC and the Commissioner could be required. Dividends will only be paid when and as declared by the board of directors.

Performance Graph

     The following graph compares the yearly percentage change in Potomac’s cumulative total shareholder return on common stock for the five-year period ending December 31, 2011, with the cumulative total return of the Bank Holding Companies Index (SIC Code 6712) and the Market Value Index. There is no assurance that Potomac’s stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The graph shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Potomac specifically incorporates this graph by reference, and shall not otherwise be filed under such Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Potomac Bancshares, Inc., Market Value Index, and Bank Holding Companies Index

ASSUMES $100 WAS INVESTED ON JANUARY 1, 2007 AND ASSUMES
DIVIDENDS WERE REINVESTED THROUGH FISCAL YEAR ENDING
DECEMBER 31, 2011

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
October 1 through October 31	NONE	$ - -	283 553	83 617

November 1 through November 30	NONE	- -	283 553	83 617

December 1 through December 31	NONE	- -	283 553	83 617

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

Summary of Equity Compensation Plans

Equity Compensation Plan Information
Number of
	Securities to be		Number of Securities
	Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
Plan Category	Options	Options	Plan
Equity compensation plans approved by Stockholders	119,908	$14.76	311,652
Equity compensation plans not approved by Stockholders	-	$-	-
	119,908	$14.76	311,652

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

Item 6. Selected Financial Data.

	2011	2010	2009	2008	2007
	(Dollars in Thousands Except Per Share Data)
Summary of Operations

Interest income	$12 571	$13 904	$14 913	$17 358	$19 691
Interest expense	2 900	4 143	5 121	6 477	8 161
Net interest income	9 671	9 761	9 792	10 881	11 530
Provision for loan losses	3 343	1 599	6 690	2 934	678
Net interest income after provision
for loan losses	6 328	8 162	3 102	7 947	10 852
Noninterest income	4 368	4 076	4 281	4 540	4 379
Noninterest expense	12 956	9 764	11 059	9 772	9 703
(Loss) income before income taxes	(2 260)	2 474	(3 676)	2 715	5 528
Income tax (benefit) expense	(1 250)	680	(1 436)	853	1 998

Net (loss) income	$(1 010)	$1 794	$(2 240)	$1 862	$3 530

Per Share Data

Net (loss) income, basic	$(.30)	$.53	$(.66)	$.55	$1.03
Net (loss) income, diluted	(.30)	.53	(.66)	.55	1.03
Cash dividends declared	.02	.00	.27	.46	.42
Book value at period end	7.51	7.90	7.54	8.19	8.52
Weighted-average shares outstanding, basic	3 390 178	3 390 178	3 390 516	3 401 717	3 423 239
Weighted-average shares outstanding, diluted	3 390 178	3 390 178	3 390 516	3 403 265	3 430 764

Average Balance Sheet Summary

Assets	$299 759	$303 998	$304 739	$303 749	$297 716
Loans	210 817	227 113	239 175	232 894	226 773
Securities	47 090	39 388	32 841	34 178	42 040
Deposits	260 766	263 534	261 233	259 536	252 908
Stockholders’ equity	27 167	26 780	26 266	30 118	28 207

Performance Ratios

(Loss) return on average assets	(0.34)%	0.59%	(0.74)%	0.61%	1.19%
(Loss) return on average equity	(3.72)%	6.70%	(8.53)%	6.18%	12.51%
Dividend payout ratio	N/A	N/A	N/A	83.64%	40.78%

Capital Ratios

Leverage ratio	8.56%	9.36%	8.75%	9.85%	9.99%
Risk-based capital ratios
Tier 1 capital	11.84%	12.97%	11.65%	12.37%	13.01%
Total capital	13.10%	14.24%	12.92%	13.63%	14.23%

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) losses be accrued when they are probable of occurring and are capable of estimation and (2) losses be accrued based on the differences between the margin value of collateral and the loan balance.

     The allowance consists of specific and general components. The specific component relates to loans (other than consumer and residential mortgage loans) that are classified as substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for environmental factors such as economic, concentration and growth trends. The historical period used in calculating the loss factor has changed. Prior to August 2011 the bank used a thirty six month rolling average to calculate the historical loss factor in the loan portfolio. In August 2011 bank management changed to a twelve month rolling average. The change was made due to management’s belief that the twelve month average more accurately compares with the current economic environment. The impact of the change was an increase in the allowance of $476 thousand at December 31, 2011.

GENERAL

     The year ended December 31, 2011 was a mix of challenges and opportunities. 2011 results were dominated by credit loss provisions, and foreclosed property expenses. These items were the principal drivers of the loss for the year as these were over 2010 amounts by $1.7 million and $2.6 million, respectively. As noted in the table below, the primary charges occurred in the third quarter. The net loss in the third quarter was $1.8 million due to two charges posted in that quarter. First, we reduced the value of our foreclosed property assets by some $1.85 million upon obtaining updated appraisals on foreclosed property carried on our balance sheet. We evaluate these assets on an ongoing basis especially in a “declining real estate market” which our area continues to experience. About two thirds of the write-down involved residential lot developments foreclosed upon and charged down in 2009. These properties have continued to lose value due to very weak demand by consumers for new housing and little demand from builders for lots. A surplus of foreclosed properties on the market continues to keep prices low, so until new and existing housing values reach some sort of price equilibrium, there will be little demand for both lots and new construction. A second charge of $2.1 million involved additions to our loan loss reserve as businesses and consumers continue to struggle because of the sluggish economy. In conjunction with our ongoing loan review process, an analysis of both primary and secondary sources of repayment including an assessment of the current value of collateral is performed. Again, most of the collateral that secures our loans is real estate and those values are down significantly. Management continues to pursue potential loan relationships and is vigilantly marketing our current inventory of foreclosed properties.

     It is management’s opinion that one of the key elements to improving our situation and that of the local economy is to reduce this housing inventory currently owned by financial institutions. We expect economic growth to be slow and do not expect the real estate market to return to pre-recession levels. Partly mitigating these increased expenses were continued strength in net interest income and noninterest income, both of which remained consistent with prior year levels.

     Bank management is ending the year still hopeful that sustainable growth is closer than it has been for some time while also being aware that the pace will continue to be slow. During the year, unemployment began to improve slightly along with a further stabilization in local housing values took place. However in the near term the focus will continue to be on asset quality, management of capital levels, and continued efforts to differentiate ourselves from our competition. The company plans continued focus on reducing interest cost, efficiency improvements, and moderate loan growth utilizing current liquidity with an expectation of minimal overall asset growth in 2012.

     Capital levels as of year-end continued to be in excess of required minimum regulatory levels.

     The debate in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy resulted in a downgrade of U.S. government securities by one of the three major credit rating agencies. This downgrade and the possible future downgrade by one or both of the other two major ratings agencies could create uncertainty in the U.S. and global financial markets. These actions could cause other events which, directly or indirectly, may adversely affect the company’s operations, earnings and financial condition.

     The following table sets forth selected quarterly results (with dollars in thousands) of the company for 2011 and 2010.

	2011				2010
	Three Months Ended				Three Months Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Interest income	$3 047	$3 162	$3 138	$3 224	$3 380	$3 459	$3 539	$3 526
Interest expense	557	634	784	925	948	993	1 058	1 144
Net interest income	2 490	2 528	2 354	2 299	2 432	2 466	2 481	2 382
Provision for loan losses	617	2 128	175	423	615	213	461	310
Net interest income after
provision for loan losses	1 873	400	2 179	1 876	1 817	2 253	2 020	2 072
Noninterest income	1 268	1 054	1 071	975	1 051	1 022	1 063	940
Noninterest expense	2 659	4 674	3 071	2 552	2 430	2 506	2 431	2 397
Income (loss) before taxes	482	(3 220)	179	299	438	769	652	615
Income tax expense (benefit)	120	(1 418)	6	42	32	241	214	193
Net income (loss)	$362	$(1 802)	$173	$257	$406	$528	$438	$422
Earnings (loss) per share, basic
and diluted	$.11	$(.53)	$.05	$.08	$.12	$.16	$.13	$.12

NET INTEREST INCOME

     Interest and dividend income was 10% lower in 2011 when compared with 2010 results. The particular reasons for the reduction in interest income are (1) an approximately 10% decrease in interest and fees on loans, (2) a 13% decrease in interest on taxable securities and (3) a 14% increase in interest on non-taxable securities. The decrease in loan interest is due primarily to a reduction in average loan values of $16.3 million and, to a lesser degree, a decrease in the average yield for the year. The decrease in security interest is caused by lower interest securities replacing higher interest securities at both maturity and call date. Other earning assets have changed by varying degrees but have not significantly affected interest income.

     Management counteracted the reduction in interest income in 2011 by reducing interest expense and in particular interest paid on deposits. As a result, total interest expense decreased 30% in 2011 compared to 2010. There have been no significant adverse effects to deposit balances.

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

	2011			2010			2009
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate	Balances	Expense	Yield/Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Loans
Taxable	$210 382	$11 618	5.52%	$226 192	$12 875	5.69%	$238 489	$13 759	5.77%
Tax exempt	435	45	10.34%	921	73	7.93%	686	64	9.33%
Total loans	210 817	11 663	5.53%	227 113	12 948	5.70%	239 175	13 823	5.78%
Taxable securities	41 015	660	1.61%	34 372	755	2.20%	29 084	933	3.21%
Nontaxable securities	6 075	350	5.76%	5 016	306	6.10%	3 757	224	5.96%
Federal funds sold	1 506	1	0.07%	3 291	3	0.09%	4 049	7	0.17%
Other earning assets	15 705	31	0.20%	10 668	21	0.20%	2 905	24	0.83%
Total earning assets	275 118	$12 705	4.62%	280 460	$14 033	5.00%	278 970	$15 011	5.38%

Allowance for loan losses	(4 568)			(5 335)			(4 776)
Cash and due from banks	1 687			1 862			6 850
Premises and equipment, net	8 106			8 510			8 650
Other assets	19 416			18 501			15 045
Total assets	$299 759			$303 998			$304 739

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits
Savings and interest-
bearing demand deposits	$139 678	$666	0.48%	$126 035	$838	0.66%	$119 504	$1 016	0.85%
Time deposits	91 690	2 138	2.33%	109 902	3 134	2.85%	115 239	3 756	3.26%
Total interest-
bearing deposits	231 368	2 804	1.21%	235 937	3 972	1.68%	234 743	4 772	2.03%

Securities sold under agreements
to repurchase and federal
funds purchased	7 189	59	0.82%	8 372	84	1.00%	9 212	148	1.61%
Advances from FHLB and FRB	2 153	37	1.72%	3 333	87	2.61%	4 336	201	4.64%
Total interest
bearing liabilities	240 710	$2 900	1.20%	247 642	$4 143	1.67%	248 291	$5 121	2.06%

Noninterest-bearing demand
deposits	29 398			27 597			26 490
Other liabilities	2 484			1 979			3 692
Stockholders’ equity	27 167			26 780			26 266
Total liabilities and
stockholders’ equity	$299 759			$303 998			$304 739

Net interest income		$9 805			$9 890			$9 890

Net interest spread			3.42%			3.33%			3.32%
Interest expense as a
percent of average earning assets			1.05%			1.48%			1.84%

Net interest margin			3.56%			3.53%			3.55%

VOLUME AND RATE ANALYSIS

     This schedule analyzes the change in net interest income attributable to changes in volume of the various portfolios and changes in interest rates. The change due to both rate and volume variances has been allocated between rate and volume based on the percentage relationship of such variances to each other. Income on tax exempt loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

	2011 Compared to 2010			2010 Compared to 2009
	(in thousands)			(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect
INTEREST INCOME
Taxable loans	$(1 257)	$(881)	$(376)	$(884)	$(697)	$(187)
Tax exempt loans	(28)	(46)	18	9	20	(11)
Taxable securities	(95)	130	(225)	(178)	150	(328)
Nontaxable securities	44	62	(18)	82	77	5
Federal funds sold	(2)	(1)	(1)	(4)	(1)	(3)
Other earning assets	10	9	1	(3)	26	(29)
TOTAL	$(1 328)	$(727)	$(601)	$(978)	$(425)	$(553)

INTEREST EXPENSE
Savings and interest-bearing
demand deposits	$(172)	$80	$(252)	$(178)	$54	$(232)
Time deposits	(996)	(474)	(522)	(622)	(167)	(455)
Securities sold under agreements
to repurchase and federal
funds purchased	(25)	(11)	(14)	(64)	(13)	(51)
Advances from FHLB and FRB	(50)	(25)	(25)	(114)	(39)	(75)
TOTAL	$(1 243)	$(430)	$(813)	$(978)	$(165)	$(813)

NET INTEREST INCOME	$(85)	$(297)	$212	$ - -	$(260)	$260

NONINTEREST INCOME

     Service charges on deposit accounts continue to be the largest single contributor to the bank’s noninterest income. These fees totaled $1.8 million for 2011, $1.9 million for 2010 and $2.2 million for 2009. The primary driver in each of these years is overdraft and return check charges. Trust and financial services income, generally the second largest single contributor to noninterest income, increased in 2011 compared to 2010 due to an increase in market values, an increase in new account activity and a fee increase in 2010. VISA/MC fees increased 12% in 2011 compared to 2010 due to continuing consumer comfort with electronic transactions and an increase in consumer spending throughout 2011. The miscellaneous income increase was related to the termination of part of other post-retirement benefits. All other non-interest income changed to varying degrees, but no significant changes occurred in any one particular income category.

	2011	2010	2009
Trust and financial services	$894	$842	$758
Service charges on deposit accounts	1 831	1 854	2 205
Visa/MC Fees	759	676	563
Cash surrender value of life insurance	234	235	238
Miscellaneous income	287	38	4
Gain on sale of securities	- -	- -	42
Other operating income	363	431	471
Total Noninterest Income	$4 368	$4 076	$4 281

NONINTEREST EXPENSE

     Salaries and employee benefits of $5 million are about 38% of the total noninterest expense for 2011, about a 10% decrease when compared to 2010. This decrease in salaries and benefits as a percentage of total noninterest expense is due to the increase in total noninterest expense. During the past few years, full utilization of personnel has continued to allow the bank to hold down salaries and benefit costs by holding down the increase in personnel.

     Expenses related to premises have decreased and expenses related to furniture and equipment has increased. The increase in furniture, fixture and equipment expense is primarily caused by the outsourcing of our core banking system and increases in general repairs and maintenance. During 2011, accounting, audit and compliance expense increased 30%. Computer services increased 80%. This too is related to costs of services now performed by an outside vendor. The FDIC assessment has steadily decreased since 2009. The decrease is due to several factors: including assessment base, and the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks. Total costs associated with real estate owned increased by $2.6 million from 2010 to 2011. These expenses include loss (gain) on sale of other real estate, foreclosed property expense, and write down of other real estate. Additional write downs of other real estate increased significantly due to falling property values. The majority of the write down of other real estate occurred in the third quarter of 2011.

     The other operating expense category is the total of approximately 60 separate expense accounts. None of the account balances in this category exceed 1% of gross revenue of the company for any of the three years presented. Increases are due to the growth in the bank’s customer base and some inflationary increases.

	2011	2010	2009
Salaries and employee benefits	$4 980	$4 731	$5 351
Net occupancy expense of premises	629	648	570
Furniture and equipment expenses	912	783	948
Accounting, audit and compliance	189	145	194
Computer services and online banking	331	184	91
Loss (gain) on sale of other real estate	343	(223)	(776)
FDIC assessment	453	563	711
Printing, stationery and supplies	195	182	207
Communications	187	183	184
Foreclosed property expense	551	677	1 272
Write down of other real estate	2 182	17	303
ATM and check card expense	344	291	326
Other operating expenses	1 660	1 583	1 678
Total Noninterest Expenses	$12 956	$9 764	$11 059

LOAN PORTFOLIO

     Loans at December 31 (in thousands) for each of the five years in the period ended 2011.

	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$8 361	$7 920	$9 700	$9 671	$4 987
Mortgage loans on real estate:
Construction and land development	19 179	24 174	38 083	55 843	55 042
Secured by farm land	598	792	1 419	1 380	1 328
Secured by 1-4 family residential	92 856	97 537	102 290	101 253	98 864
Secured by multifamily residential	3 088	1 976	2 070	1 937	1 749
Secured by nonfarm nonresidential	76 882	79 615	71 916	63 943	47 726
Consumer loans	6 165	6 800	9 011	11 970	14 718
All other loans	116	436	222	457	193
	$207 245	$219 250	$234 711	$246 454	$224 607

     Due in large part to the state of the real estate market and the resulting economic conditions, the loan portfolio continued to decrease in 2011 compared to the balance at the end of 2010 as it did in 2010 compared to 2009. Continued foreclosures, charge offs and a very tentative buyers’ market have all contributed to the decline in loans.

     The bank is projecting and thus has budgeted for an increase in loans during 2012. The largest expected increase will be in the residential mortgage and commercial loan portfolio with smaller increases in the other retail loan portfolios.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 2011 that were not disclosed in the table above.

REMAINING MATURITIES OF SELECTED LOANS (in thousands)

	Commercial,	Construction
	Financial and	and land
At December 31, 2011	Agricultural	Development
Loans maturing within one year	$4 806	$6 019
Variable rate loans due after one year through five years	125	626
Variable rate loans due after five years	96	2 980
Fixed rate loans due after one year through five years	2 524	4 809
Fixed rate loans due after five years	810	4 745
Total maturities	$8 361	$19 179

ALLOWANCE FOR LOAN LOSSES

     The table shown below is an analysis of the company’s allowance for loan losses. Prior to 2008, net charge-offs (loans charged off as uncollectible less any amounts recovered on these loans) for the company have been very low when compared with the size of the total loan portfolio. Management continually monitors the loan portfolio with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Beginning in 2008 with the collapse of the economy and real estate market, both net charge offs and the provision charges to operations increased significantly. Increases to the allowance were made based on the increased risks assessed in the loan portfolio as a result of the housing market conditions and the economic slowdown. During 2011, 2010, and 2009 management has monitored the risk in the portfolio continually with reporting on a monthly basis compared to the quarterly reporting done previously. Based on experience, the loan policies and the current monitoring program, management believes the allowance for loan losses is adequate but continues to monitor closely and to prepare reporting monthly.

	2011	2010	2009	2008	2007
	(in thousands)
Balance at beginning of period	$5 012	$5 718	$4 079	$2 779	$2 423
Charge-offs:
Commercial, financial and agricultural	20	313	23	21	14
Real estate – construction	1 673	775	3 957	269	32
Real estate – mortgage	2 189	1 245	920	1 102	206
Consumer	172	293	383	441	252
Total charge-offs	4 054	2 626	5 283	1 833	504
Recoveries:
Commercial, financial and agricultural	30	25	5	- -	30
Real estate – construction	5	- -	- -	- -	- -
Real estate – mortgage	17	95	2	17	- -
Consumer	131	201	225	182	152
Total recoveries	183	321	232	199	182
Net charge-offs	3 871	2 305	5 051	1 634	322
Additions charged to operations	3 343	1 599	6 690	2 934	678

Balance at end of period	$4 484	$5 012	$5 718	$4 079	$2 779
Ratio of net charge-offs during the period
to average loans outstanding during
the period	1.84%	1.01%	2.11%	0.70%	0.14%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows an allocation of the allowance among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, and the ratio of the related outstanding loan balances to total loans.

	2011		2010		2009		2008		2007
	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in	Allowance	% Loans in
	(in	Category to	(in	Category to	(in	Category to	(in	Category to	(in	Category to
	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans	thousands)	Total Loans
Commercial,
financial and
agricultural	$156	4.03%	$239	3.61%	$425	4.13%	$69	3.92%	$35	2.22%
Mortgage loans on
real estate:
Construction
and land
development	506	9.25%	2 022	11.03%	2 328	16.23%	2 182	26.63%	1 025	24.50%
Secured by farm
land	17.29%		166.36%		107.60%		76.56%		9.59%
Secured by 1-4
family
residential	2 754	44.80%	1 666	44.49%	1 255	43.58%	845	39.38%	924	44.02%
Secured by multi-
family
residential	85	1.49%	25.90%		20.88%		16.79%		13.78%
Secured by nonfarm
nonresidential	882	37.10%	859	36.31%	1 275	30.64%	727	23.67%	661	21.25%
Consumer loans	84	2.98%	20	3.10%	146	3.84%	90	4.86%	111	6.55%
All other loans	- -	.06%	1.20%		- -	.10%	4.19%		1.09%
Unallocated	- -	- -	14	- -	162	- -	70	- -	- -	- -

	$4 484	100.00%	$5 012	100.00%	$5 718	100.00%	$4 079	100.00%	$2 779	100.00%

RISK ELEMENTS IN THE LOAN PORTFOLIO

	2011	2010		2009		2008		2007
	(in thousands)
Nonperforming assets
Nonaccrual loans (1)	$7 243		$2 233		$3 819		$2 669		$1 584
Foreclosed properties	6 393		6 563		5 632		1 644		430
Total nonperforming assets	$13 636		$8 796		$9 451		$4 313		$2 014

Performing troubled debt restructures (2)	$9 078		$7 321		$3 345	$	- -	$	- -

Loans past due 90 days accruing interest	$204	$	- -	$	- -		$1 263		$21

Allowance for loan losses to period end loans	2.16%		2.29%		2.44%		1.66%		1.24%
Nonperforming assets to period end loans and
foreclosed properties, net	6.38%		3.90%		3.93%		1.74%		.89%

Performing troubled debt restructures to period end loans	4.38%		3.33%		1.43%		N/A		N/A

(1)	Currently there are 5 TDRs in non-performing assets with a balance of $2.9 million at December 31, 2011.
(2)	Within this amount are two TDRs with balances totaling $107K and both are 30 or more days past due at December 31, 2011.

     Loans are placed on nonaccrual status when the loan officer or collections officer who is supervising a particular loan determines that it is no longer prudent for a loan to continue to accrue interest, the loan is to be placed on nonaccrual status.

     Generally it is the policy of this bank to stop accruing interest when principal or interest is greater than 90 days past due based upon the loan’s contractual terms, unless the loan is well secured and in the process of collection. Furthermore, should the bank become aware of events which have occurred or are expected to occur which causes doubt as to the full collectability of principal or interest in the future, even though the loan is currently less than 90 days past due, the loan is considered for nonaccrual status.

     In order to justify the continuation of the accrual of interest on a loan which is greater than 90 days past due, the loan must be well secured and in the process of collection. In order to determine whether the loan is well secured, the loan officer shall obtain an appraisal of the collateral establishing a value at least equal to principal and accrued interest for all loans with an aggregate borrower liability to the bank greater than $100,000. For all loans greater than 90 days past due which fall below this threshold, the bank may complete its own appraisal or valuation of the collateral as long as its methodology is documented and consistently applied. For a loan to be considered in the process of collection, there must be corrective action contemplated by the borrower, such as payment of all past due amounts, or the bank must be ready to liquidate the underlying collateral within a relatively short time frame such as 30 days.

     Approval by the Chief Lending Officer or President is required of all loans greater than 90 days past due which are not placed on nonaccrual status.

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

     The schedule below summarizes the carrying value of the portfolio by maturity classifications and shows the weighted average yield in each group. The rates on the tax exempt obligations are computed on a tax equivalent basis using a federal tax rate of 34%.

	2011	Weighted	2010	Weighted	2009	Weighted
	Carrying Value	Average	Carrying Value	Average	Carrying Value	Average
	(in thousands)	Yield	(in thousands)	Yield	(in thousands)	Yield
Securities available for sale
Obligations of U.S. Government
sponsored agencies:
Maturing within one year	$3 029	1.21%	$4 587	3.01%	$1 005	1.25%
Maturing after one year but
within five years	31 794	1.35%	31 701	1.65%	27 418	2.69%
Municipal obligations:
Maturing within one year	332	4.80%	616	6.03%		- -
Maturing after one year but
within five years	663	5.42%	671	5.09%	999	5.65%
Maturing after five years	5 720	5.74%	4 237	6.09%	3 791	6.27%
Equity securities with no stated maturity	793.01%		878.02%		1 100.46%
Total securities available for sale	$42 331		$42 690		$34 313

DEPOSITS

     Deposits decreased $4.3 million or 1.67% at December 31, 2011 compared to December 31, 2010. The net decrease was primarily in interest-bearing deposits of $14.6 million offset by increases in non-interest bearing deposits of $10.4 million. Consistent with the bank’s efforts to reduce deposit interest expense as noted in the table below the reduction within interest-bearing deposits was centered in higher rate time deposits. Partly offsetting the net decrease in deposits was a transfer of balances from securities sold under agreements to repurchase for those balances under $250 thousand that now have FDIC insurance available and our ability by law to now be able to pay interest on the accounts. Total transferred during 2011 was approximately $5 million. The bank’s noncore funding in the form of brokered deposits was $13 million and $14.9 million at December 31, 2011 and 2010, respectively. Included in these totals are brokered certificates of deposit through the bank’s participation in the CDARS program of $6.7 million at December 31, 2011 and $7.5 million at December 31, 2010. Also included in brokered deposits are brokered money market – ICS of $4.7 million and $126 thousand as of December 31, 2011 and 2010, respectively. Both of these programs allow for us to place our own customer funds over $250 thousand on a reciprocal basis with other institutions. The bank’s market share percentage decreased slightly in both Jefferson and Berkeley county as of June 30, 2011 compared to June 30, 2010. We have 30.98% of the total deposits in Jefferson County compared to 31.41% in 2010 and 4.48% of the total deposits in Berkeley County compared to 4.94% in 2010.

Schedule of Average Deposits and Average Rates Paid

	Year Ended December 31
	(average balances in thousands)
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$29 398		$27 597		$26 490

Interest-bearing demand deposits	87 063	0.50%	85 654	0.73%	80 842	0.94%
Savings deposits	52 615	0.44%	40 381	0.53%	38 662	0.65%
Time deposits	91 690	2.33%	109 902	2.85%	115 239	3.26%

Total interest-bearing deposits	231 368	1.21%	235 937	1.68%	234 743	2.03%

Total deposits	$260 766		$263 534		$261 233

     At December 31, 2011, time deposits of $100 thousand or more were 13.29% of total deposits compared with 17.50% at December 31, 2010. Maturities of time deposits of $100 thousand or more (in thousands) at December 31, 2011 are as follows:

Within three months	$8 456
Over three through six months	3 566
Over six months through twelve months	2 603
Over twelve months	19 010

Total	$33 635

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. All capital ratios are within the regulatory guidelines for a “well capitalized” institution as noted below.

	2011	2010	2009
	(In thousands)
Tier 1 capital:
Common stock	$3 672	$3 672	$3 672
Surplus	3 943	3 932	3 898
Retained earnings	22 648	23 725	21 931
	30 263	31 329	29 501
Less:
Cost of shares acquired for the treasury	2 866	2 866	2 866
Disallowed deferred tax asset	2 555	398	- -

Total Tier 1 capital	$24 842	$28 065	$26 635
Tier 2 capital:
Allowance for loan losses (1)	2 645	2 733	2 893

Total risk-based capital	$27 487	$30 798	$29 528

Risk-weighted assets	$209 774	$216 322	$228 607

Capital ratios:
Tier 1 risk-based capital ratio	11.84%	12.97%	11.65%
Total risk-based capital ratio	13.10%	14.24%	12.92%
Leverage ratio	8.56%	9.36%	8.75%

(1)	Limited to 1.25% of gross risk-weighted assets.

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

     Management is informed of the liquidity information via reports and committee discussion. The President is provided a weekly “dashboard” report of our liquidity information. The Asset/Liability Committee reviews and discusses our liquidity position on a quarterly basis. The committee has set a benchmark minimum liquidity ratio of 15%. Management implemented a strategy to free up some pledged assets for liquidity purposes during 2011.

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

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2011, the net income as adjusted has provided cash of $4.5 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. We have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash provided by investing activities in 2011 is $5.9 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash used in financing activities in 2011 is $9.5 million.

     At December 31, 2011, cash and due from banks, interest-bearing deposits in financial institutions, federal funds sold and loans and securities maturing within one year were $33.4 million.

     Noncore funding capabilities, including borrowings, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At December 31, 2011, the subsidiary bank has total credit available through these institutions of approximately $87.2 million.

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

     The company’s exposure to credit loss in the event of nonperformance by the borrowers for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     A summary of the amount of the company’s exposure to off-balance-sheet risk as of December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Financial instruments whose
amounts represent credit risk:
Commitments to extend credit	$27 466	$28 050
Standby letters of credit	2 382	2 225

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but typically is cash or real estate.

     Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. The majority of these lines of credit are collateralized and usually contains a specified maturity date.

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

     At December 31, 2011, the company had no rate lock commitments to originate mortgage loans.

     Short-Term Borrowings. At December 31, 2011 and 2010, short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers. The total of short-term borrowings was $3.4 million on December 31, 2011 and $7.4 million on December 31, 2010.

     The table below presents selected information on these short-term borrowings (in thousands):

	December 31
	2011	2010
Balance outstanding at year end	$3 415	$7 382
Maximum balance at any month-end during the year	$10 339	$10 023
Average balance for the year	$7 189	$8 372
Weighted average rate for the year	0.82%	1.00%
Weighted average rate at year end	0.75%	1.00%
Estimated fair value	$3 415	$7 382

     Contractual Obligations. The table below presents the contractual obligations of the company as of December 31, 2011:

	Payments (in thousands) Due By Period
			Over	Over
		Less	1 Year	3 Years
		than	through	through
	Total	1 Year	3 Years	5 Years
Long-Term Debt Obligations	$1 523	$1 215	$308	$ - -

Lease Obligations for Real Estate	$71	$40	$31	$ - -

Lease Obligations for Equipment	$98	$29	$59	$10

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

     The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the company’s earnings. The following tables represent the interest rate sensitivity on net income (fully tax equivalent basis) for the company using different rate scenarios as of December 31, 2011:

One Year Simulation

		% Change in
Change in Yield Curve		Net Interest Income
+	200 basis points	+	7.8%
+	100 basis points	+	4.4%
	Most likely		0
-	100 basis points	-	1.5%
-	200 basis points	-	4.0%

Two Year Simulation

		% Change in
Change in Yield Curve		Net Interest Income
+	200 basis points	+	12.1%
+	100 basis points	+	6.8%
	Most likely		0
-	100 basis points	-	4.4%
-	200 basis points	-	9.7%

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

     The following chart reflects the change in net market value over different rate environments as of December 31, 2011:

		Change in Economic Value of Equity
Change in Yield Curve		(dollars in thousands)
+	200 basis points		$-	1,344
+	100 basis points		$-	303
	Most likely			$0
-	100 basis points	$	+	614
-	200 basis points	$	+	1,477

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Potomac Bancshares, Inc.
Charles Town, West Virginia

We have audited the accompanying consolidated balance sheets of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 29, 2012

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
($ in thousands, except per share data)

	2011	2010
ASSETS
Cash and due from banks	$1 485	$2 185
Interest-bearing deposits in other financial institutions	11 445	7 995
Federal funds sold	794	2 725
Securities available for sale, at fair value	42 331	42 690
Loans held for sale	198	76
Loans, net of allowance for loan losses of $4,484
in 2011 and $5,012 in 2010	202 761	214 238
Premises and equipment, net	7 923	8 270
Other real estate owned, net of valuation allowance
of $2,197 in 2011 and $95 in 2010	6 393	6 563
Accrued interest receivable	832	960
Bank owned life insurance	6 932	6 397
Federal Home Loan Bank of Pittsburgh stock	808	765
Other assets	5 491	4 745

Total Assets	$287 393	$297 609

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$37 050	$26 695
Interest-bearing	216 067	230 727
Total Deposits	253 117	257 422
Securities sold under agreements to repurchase	3 415	7 382
Federal Home Loan Bank advances	1 523	2 717
Accrued interest payable	204	361
Other liabilities	3 669	2 951
Total Liabilities	$261 928	$270 833

STOCKHOLDERS’ EQUITY
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued	$3 672	$3 672
Surplus	3 943	3 932
Undivided profits	22 648	23 725
Accumulated other comprehensive (loss), net	(1 932)	(1 687)
	$28 331	$29 642
Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866
Total Stockholders’ Equity	$25 465	$26 776

Total Liabilities and Stockholders’ Equity	$287 393	$297 609

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009
($ in thousands, except per share data)

	2011	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$11 648	$12 923	$13 801
Interest on securities available for sale - taxable	660	755	933
Interest on securities available for sale - nontaxable	231	202	148
Interest on federal funds sold	1	3	7
Other interest and dividends	31	21	24
Total Interest and Dividend Income	12 571	13 904	14 913

Interest Expense:
Interest on deposits	2 804	3 972	4 772
Interest on securities sold under agreements to repurchase
and federal funds purchased	59	84	148
Interest on Federal Home Loan Bank and Federal Reserve
Bank advances	37	87	201
Total Interest Expense	2 900	4 143	5 121

Net Interest Income	9 671	9 761	9 792

Provision for Loan Losses	3 343	1 599	6 690

Net Interest Income after Provision
for Loan Losses	6 328	8 162	3 102

Noninterest Income:
Trust and financial services	894	842	758
Service charges on deposit accounts	1 831	1 854	2 205
Visa/MC Fees	759	676	563
Cash surrender value of life insurance	234	235	238
Miscellaneous income	287	38	4
Gain on sale of securities	- -	- -	42
Other operating income	363	431	471
Total Noninterest Income	4 368	4 076	4 281

Noninterest Expenses:
Salaries and employee benefits	4 980	4 731	5 351
Net occupancy expense of premises	629	648	570
Furniture and equipment expenses	912	783	948
Accounting, audit and compliance	189	145	194
Computer services and online banking	331	184	91
Loss (gain) on sale of other real estate	343	(223)	(776)
FDIC assessment	453	563	711
Printing, stationery and supplies	195	182	207
Communications	187	183	184
Foreclosed property expense	551	677	1 272
Write down of other real estate	2 182	17	303
ATM and check card expense	344	291	326
Other operating expenses	1 660	1 583	1 678
Total Noninterest Expenses	12 956	9 764	11 059
(Loss) Income Before Income Tax (Benefit) Expense	(2 260)	2 474	(3 676)
Income Tax (Benefit) Expense	(1 250)	680	(1 436)
Net (Loss) Income	$(1 010)	$1 794	$(2 240)
(Loss) Earnings Per Share, basic and diluted	$(.30)	$.53	$(.66)

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
($ in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income (Loss)	Total
Balances, December 31, 2008	$3 672	$3 851	$25 070	$(2 837)	$(1 952)		$27 804

Comprehensive loss
Net loss – 2009	- -	- -	(2 240)	- -	- -	$(2 240)	(2 240)
Other comprehensive income:
Unrealized holding losses
arising during the
period (net of tax, $14)	- -	- -	- -	- -	(27)	(27)	(27)
Reclassification for gains
included in net income
(net of tax, $14)	- -	- -	- -	- -	(28)	(28)	(28)
Change in benefit
obligations and plan
assets for pension and
other postretirement
benefits (net of tax, $486)	- -	- -	- -	- -	944	944	944
Total other comprehensive income						889
Total comprehensive loss						$(1 351)
Purchase of treasury shares:
3,427 shares	- -	- -	- -	(29)	- -		(29)
Stock-based compensation
expense	- -	47	- -	- -	- -		47
Cash dividends – 2009
($.27 per share)	- -	- -	(899)	- -	- -		(899)
Balances, December 31, 2009	$3 672	$3 898	$21 931	$(2 866)	$(1 063)		$25 572

Comprehensive income
Net income – 2010	- -	- -	1 794	- -	- -	$1 794	1 794
Other comprehensive loss:
Unrealized holding
losses arising during
the period (net of tax, $143)	- -	- -	- -	- -	(276)	(276)	(276)
Change in benefit
obligations and plan
assets for pension and
other postretirement benefits (net of tax, $178)	- -	- -	- -	- -	(348)	(348)	(348)
Total other comprehensive loss						(624)
Total comprehensive income						$1 170
Stock-based compensation
expense	- -	34	- -	- -	- -		34
Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)		$26 776

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Years Ended December 31, 2011, 2010 and 2009
($ in thousands, except per share data)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Income (Loss)	Total
Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)		$26 776

Comprehensive loss
Net loss – 2011	- -	- -	(1 010)	- -	- -	$(1 010)	(1 010)
Other comprehensive loss:
Unrealized holding gains
arising during the
period (net of tax, $157)	- -	- -	- -	- -	304	304	304
Change in benefit
obligations and plan
assets for pension and
other postretirement
benefits (net of tax, $283)	- -	- -	- -	- -	(549)	(549)	(549)
Total other comprehensive loss						(245)
Total comprehensive loss						$(1 255)
Stock-based compensation
expense	- -	11	- -	- -	- -		11
Cash dividends – 2011
($.02 per share)	- -	- -	(67)	- -	- -		(67)
Balances, December 31, 2011	$3 672	$3 943	$22 648	$(2 866)	$(1 932)		$25 465

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
($ in thousands)

	2011		2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(1 010)	$1 794	$(2 240)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses		3 343	1 599	6 690
Depreciation		477	550	573
Deferred tax (benefit) expense		(1 197)	494	(609)
Premium amortization on securities, net		268	214	129
Write down of other real estate		2 182	17	303
Gain on sale of securities		- -	- -	(42)
Loss (gain) on sale of other real estate		343	(223)	(776)
Loss on disposal of premises and equipment		- -	5	4
Stock-based compensation expense		11	34	47
Proceeds from sale of loans for sale		968	3 845	8 703
Origination of loans held for sale		(1 090)	(3 824)	(8 471)
Change in cash surrender value of bank owned life insurance		(234)	(235)	(238)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable		128	(8)	156
(Increase) decrease in other assets		535	783	(1 176)
Decrease in accrued interest payable		(157)	(44)	(76)
(Decrease) increase in other liabilities		(115)	118	(1 901)
Net cash provided by operating activities		$4 452	$5 119	$1 076

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale		$5 110	$1 000	$5 645
Proceeds from call of securities available for sale		30 046	28 545	18 000
Proceeds from sale of securities available for sale		- -	- -	3 042
Purchases of securities available for sale		(34 604)	(38 555)	(32 594)
Net decrease (increase) in loans		2 977	9 565	(2 728)
Purchases of premises and equipment		(130)	(99)	(1 288)
Purchases of bank owned life insurrance		(301)	- -	- -
Proceeds from sale of other real estate		2 802	2 849	5 602
Net cash provided by (used in) investing activities		$5 900	$3 305	$(4 321)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits		$10 355	$(1 258)	$2 484
Net (decrease) increase in interest-bearing deposits		(14 660)	(5 787)	7 895
Net (repayment) proceeds of securities sold under agreements to repurchase		(3 967)	42	(1 012)
Net repayment of Federal Home Loan Bank advances		(1 194)	(1 139)	(920)
Purchase of treasury shares		- -	- -	(29)
Cash dividends		(67)	- -	(899)
Net cash (used in) provided by financing activities		$(9 533)	$(8 142)	$7 519

Increase in cash and cash equivalents		$819	$282	$4 274

CASH AND CASH EQUIVALENTS
Beginning		12 905	12 623	8 349
Ending		$13 724	$12 905	$12 623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest		$3 057	$4 187	$5 197
Income taxes	$	- -	$720	$41

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale		$461	$(419)	$(83)
Change in benefit obligations and plan assets for pension
and other postretirement benefits		$(832)	$(526)	$1 430
Loans transferred to other real estate owned		$5 157	$3 574	$8 814
Loans made on sale of other real estate owned		$249	$695	$1 568

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Potomac Bancshares, Inc., and subsidiary (collectively the company), through Bank of Charles Town, (the bank) a wholly owned subsidiary of Potomac Bancshares, Inc., grants commercial, financial, agricultural, residential and consumer loans to customers, primarily in Jefferson, Berkeley and Morgan Counties of West Virginia; Clarke, Frederick and Loudoun Counties of Virginia and Washington and Frederick Counties of Maryland. The loan portfolio, while having a higher concentration of real estate loans, is diversified among a large number of borrowers and loans generally are collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

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

Principles of Consolidation

The consolidated financial statements of Potomac Bancshares, Inc. and its wholly-owned subsidiary, Bank of Charles Town, include the accounts of both companies. All material intercompany balances and transactions have been eliminated in consolidation.

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

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all debt securities of the company are classified as available for sale. All equity securities, except investment in FHLB are classified as available for sale. FHLB stock is classified as restricted and carried at cost. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Loans

The company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is comprised of loans secured by real estate. The ability of the company’s debtors to honor their contracts is dependent upon customer’s recurring income or income derived from collateral securing the loan, real estate and general economic conditions of the company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally, are reported at their recorded investment, which is the outstanding unpaid principal balance adjusted for the allowance for loan losses and any deferred fees or costs on the originated loan. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Loans are placed on nonaccrual status when the loan officer or collections officer who is supervising a particular loan determines that it is no longer prudent for a loan to continue to accrue interest, the loan is to be placed on nonaccrual status.

Generally it is the policy of this bank to stop accruing interest when principal or interest is greater than 90 days past due based upon the loan’s contractual terms, unless the loan is well secured and in the process of collection. Furthermore, should the bank become aware of events which have occurred or are expected to occur which causes doubt as to the full collectability of principal or interest in the future, even though the loan is currently less than 90 days past due, the loan should be considered for nonaccrual status.

In order to justify the continuation of the accrual of interest on a loan which is greater than 90 days past due, the loan must be well secured and in the process of collection. In order to determine whether the loan is well secured, the loan officer shall obtain an appraisal of the collateral establishing a value at least equal to principal and accrued interest for all loans with an aggregate borrower liability to the bank greater than $100,000. For all loans greater than 90 days past due which fall below this threshold, the bank may complete its own appraisal or valuation of the collateral as long as its methodology is documented and consistently applied. For a loan to be considered in the process of collection, there must be corrective action contemplated by the borrower, such as payment of all past due amounts, or the bank must be ready to liquidate the underlying collateral within a relatively short time frame such as 30 days.

All interest accrued but not collected for all classes of loans that are placed on nonaccrual or charged-off is reversed against interest income. If the ultimate repayment of principal, in whole or in part, is not expected, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to restore the expectation of ultimate collectability. At such time as full collection of the remaining recorded balance is expected, interest payments are recorded as interest income on a cash basis until such time the loan can be restored to accrual status in accordance with regulatory guidelines. Loans of all classes are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

For all classes of loans, approval of the President or Chief Lending Officer is required for all loans greater than 90 days past due which are not placed on nonaccrual status and for restoration of nonaccrual loans to accrual status.

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

The allowance for loan losses is evaluated on a regular basis, at least monthly by management, and is based upon management’s ongoing review of the collectability of the loans in light of historical experience, the economic environment, concentration and growth trends, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management monitors the loan portfolio on a continual basis with procedures that allow for problem loans and potentially problem loans to be highlighted and watched. Written reports are prepared on a monthly basis for all loans including commercial loans graded below a certain level for management review and are reported to the Board of Directors on a quarterly basis. In addition, a subcommittee of the board of directors meets monthly to review all classified assets.

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

During these evaluations, particular risk characteristics associated with a segment of the loan portfolio are also considered. These characteristics are detailed below:

  Loans secured by farmland, commercial real estate, and commercial loans not secured by real estate carry risks associated with the successful operation of a business or farm and the repayment of these loans may depend on the profitability and cash flows of the business or farm. Additional risk relates to the value of collateral other than real estate where depreciation occurs and the appraisal is less precise.
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
  Residential real estate loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The primary tool used in managing and controlling problem loans is a watch list report. The report is a listing of all commercial loans or commitments that are considered problem loans. The report is controlled by the Credit Administrator and the President. Consumer and residential mortgage loans are included only if related to a borrower with commercial or other real estate loans on the watch list report. It is a primary responsibility of the loan officer to manage the credit risk within their loan portfolio. As such they should be proactive rather than reactive when considering adding a loan to the watch list report. Occurrence of any of the following criteria is a basis for adding a loan (other than consumer and residential mortgage loans) to the watch list report.

  Loans classified as substandard, doubtful or loss by bank examiners, external auditors, loan officer or the bank’s credit administration department personnel based upon financial trends of the business.
  Loans on nonaccrual status.
  Loans more than 60 days delinquent.
  Loans renewed or extended more than three times with little or no principal curtailment.
  Loans judgmentally selected by executive management or the Board of Directors due to unexpected changes or events which could have a potentially adverse effect on the borrower’s ability to repay.

When a loan is added to the watch list report, both the loan officer and the Credit Administrator will estimate the need for a specific loss to be calculated in the bank’s loan loss allowance.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for environmental factors such as economic, concentration and growth trends. The historical period used in calculating the loss factor has changed. Prior to August 2011 the bank used a thirty six month rolling average to calculate the historical loss factor in the loan portfolio. In August 2011 bank management changed to a twelve month rolling average. The change was made due to management’s belief that the twelve month average more accurately compares with the current economic environment. The impact of the change was an increase in the allowance of $476 thousand at December 31, 2011.

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
  Special Mention – Are assets that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.
  Substandard – The bank is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
  Doubtful – Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
  Loss – Loans classified in this category are considered uncollectable and of such little value that their continuation as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Any time a credit is placed in this category, it will be in non-accrual status.

A loan is generally considered impaired when, in the judgment of management, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If an impaired loan is on nonaccrual status, any payments received will generally be applied first to principal. If an impaired loan is not on nonaccrual status, generally any payments received will be applied to principal and interest using usual procedures.

Large groups of smaller balance homogeneous loans (consumer and residential mortgage loans) are collectively evaluated for impairment. Accordingly, the company does not necessarily separately identify individual consumer and residential loans for impairment disclosures unless these loans are related to a borrower with commercial or other real estate loans that are classified.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

In connection with the evaluation of the collectability of all classes of loans which are greater than 90 days past due as to principal or interest for nonaccrual status, any amounts not deemed well secured or otherwise collectible shall be recommended for charge-off at that time. Additionally, charge-off consideration shall be given to loans evaluated in connection with the bank’s loan review policy and procedures and loans identified for repossession or foreclosure or meet the criteria for classification as an in-substance foreclosure. In any event, it shall be the policy of the bank to charge-off amounts deemed uncollectible in the periods when identified. All charge-off amounts are approved by the Chief Lending Officer or the President, subject to Board ratification.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. All home equity, lot, real estate, and commercial loans that are processed for a renewal, modification or refinance are reviewed to determine if it qualifies as a TDR.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value determined in the aggregate. The company does not retain mortgage servicing rights on loans held for sale.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Estimated useful lives range from five to forty years for premises and improvements, and three to twenty-five years for furniture and equipment.

Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at the lower of the loan balance or the fair value net of estimated selling costs at the date of foreclosure, establishing a new cost basis. The value of real estate collateral is determined based on an internal evaluation, appraisal outside of the company or a comparative market analysis. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed property expense and write down of other real estate, respectively.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Employee Benefit Plans

Summaries of company employee benefit plans are given below:

  The noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements was frozen at October 31, 2009, the end of the plan year. No additional participants may enter the plan, and there will be no further increase in benefits due to increases in salaries and years of service.
  A postretirement life insurance plan covers certain current retirees who met certain requirements. This plan is not available for future retirees.
  A health care plan covers certain retirees who met certain eligibility requirements. This plan is not available for future retirees.
  A contributory health care plan is available to current full time employees.
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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Advertising

The company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $63 thousand, $61 thousand and $96 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by stockholders on May 13, 2003. This is the first stock incentive plan adopted by the company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted to employees are subject to a five year vesting period. Options granted to non-employee directors vest on the grant date.

The stockholders initially authorized up to 183,600 shares of common stock to be used in the granting of incentive and non-qualified options to employees and directors. On April 24, 2007, the shareholders authorized an additional 250,000 shares of common stock to be used in the granting of incentive and non-qualified options to employees and directors.

Stock option compensation expense is the estimated fair value of options granted, and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. There were no options granted in 2011 and 2010. Fair value is estimated using the Black-Scholes option-pricing model. Expected volatility is based on the historic volatility of the company’s stock price over the expected life of the options. We have determined that the expected term for options is their contractual life of 10 years. The risk-free interest rate is the U. S. Treasury zero-coupon issue with a remaining term equal to the expected term of the options granted. The dividend yield is estimated as the ratio of the company’s historical dividends paid per share of common stock to the stock price on the date of grant.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and has lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The company has included the required disclosures in its consolidated financial statements.

The SEC issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRLformat with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2. Securities

There were no securities held to maturity as of December 31, 2011 and 2010.

The amortized cost and fair value of securities available for sale as of December 31, 2011 and 2010 (in thousands) are as follows:

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government
sponsored agencies	$34 475	$357	$(9)	$34 823
State and municipal obligations	6 450	265	- -	6 715
Equity securities	1 099	- -	(306)	793
	$42 024	$622	$(315)	$42 331

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government
sponsored agencies	$36 207	$241	$(160)	$36 288
State and municipal obligations	5 537	71	(84)	5 524
Equity securities	1 100	- -	(222)	878
	$42 844	$312	$(466)	$42 690

Note 2. Securities (Continued)

The amortized cost and fair value of the securities available for sale as of December 31, 2011 (in thousands), by contractual maturity, are shown below. The equity securities have no stated maturities.

	Amortized	Fair
	Cost	Value
Due in one year or less	$3 333	$3 361
Due after one year through five years	32 095	32 457
Due after five years	5 497	5 720
Equity securities	1 099	793
	$42 024	$42 331

There were no sales of securities during 2011 or 2010. The gross realized gain from the sale of one security was $42 thousand as of December 31, 2009.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are four debt securities accounts in the consolidated portfolio that have losses at December 31, 2011. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized.

There are three equity securities accounts in the company’s portfolio with losses at December 31, 2011. The company considers these investments to be temporarily impaired at December 31, 2011 and is recognizing no impairment. These are community bank stock related holdings that the company has the ability and intent to hold until a recovery of fair value.

US Government sponsored agencies include the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation debt securities with a fair value of $25.3 million as of December 31, 2011 and $11.7 million as of December 31, 2010.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2011 and 2010 (in thousands).

Note 2. Securities (Continued)

	December 31, 2011
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$5 023	$(9)	$ - -	$ - -	$5 023	$(9)
Equity securities	- -	- -	793	(306)	793	(306)
	$5 023	$(9)	$793	$(306)	$5 816	$(315)

	December 31, 2010
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$9 899	$(147)	$1 108	$(13)	$11 007	$(160)
State and municipal obligations	1 912	(84)	- -	- -	1 912	(84)
Equity securities	878	(222)	- -	- -	878	(222)
	$12 689	$(453)	$1 108	$(13)	$13 797	$(466)

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $808 thousand at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s limited repurchase of excess capital stock in 2011, the company does not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the consolidated balance sheet and is not a part of the available for sale securities portfolio.

Securities with a carrying value of $12.8 million and $24 million at December 31, 2011 and 2010, respectively were pledged to secure public funds, securities sold under agreement to repurchase, other borrowings, and for other purposes as required or permitted by law.

Note 3. Loans and Related Party Transactions

The loan portfolio, stated at face amount is composed of the following:

December 31
	2011	2010
(in thousands)
Commercial – non real estate
Commercial and industrial	$8 361	$7 920
Commercial real estate
Owner occupied	61 086	67 517
Non-owner occupied	15 796	12 098
Construction
Residential	2 492	5 922
Commercial	16 687	18 252
Real Estate
Farmland	598	792
Residential
Revolving open end	5 015	5 975
1 to 4 family – first liens	80 311	82 691
1 to 4 family – junior liens	7 530	8 871
5 or more family	3 088	1 976
Consumer loans
Titled vehicles	2 650	3 713
Deposit accounts	617	737
All other consumer loans	2 898	2 350
All other loans	116	436
Total loans	$207 245	$219 250
Less: allowance for loan losses	4 484	5 012
	$202 761	$214 238

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $116 thousand and $186 thousand, respectively.

Loans to directors and executive officers of the company or to their associates at December 31, 2011 and 2010 totaled $2.9 and $3.1 million, respectively. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risks. During 2011, total principal additions were $0.4 million and total principal payments were $0.6 million.

The FHLB of Pittsburgh has a blanket lien on all the company’s loans except those loans specifically pledged to the Federal Reserve and removed from the FHLB lien. Currently, the FHLB lien is securing an advance to the company in the amount of $1.5 million and letters of credit issued on behalf of a customer of the company in the amount of $11 million.

Note 4. Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at beginning of year	$5 012	$5 718	$4 079
Provision charged to operating expense	3 343	1 599	6 690
Recoveries added to the allowance	183	321	232
Loan losses charged to the allowance	(4 054)	(2 626)	(5 283)
Balance at end of year	$4 484	$5 012	$5 718

Note 4. Allowance for Loan Losses (Continued)

Allowance for Loan Losses – By Segment
December 31, 2011
(in thousands)

			Commercial				All
	Farmland	Commercial	Real Estate	Construction	Consumer	Residential	Other		Unallocated		Total
Beginning balance	$166	$239	$859	$2 022	$20	$1 691		$1		$14	$5 012
Charge-offs	- -	(20)	(653)	(1 673)	(172)	(1 536)		- -		- -	(4 054)
Recoveries	- -	30	6	5	131	11		- -		- -	183
Provision	(149)	(93)	670	152	105	2 673		(1)		(14)	3 343

Ending balance	$17	$156	$882	$506	$84	$2 839		$0		$0	$4 484

Individually evaluated
for impairment	$0	$161	$122	$102	$39	$349	$	- -	$	- -	$773
Collectively evaluated
for impairment	17	(5)	760	404	45	2 490		- -		- -	3 711
	$17	$156	$882	$506	$84	$2 839		$0		$0	$4 484

Financing receivables:
Ending balance	$598	$8 361	$76 882	$19 179	$6 165	$95 944		$116	$	- -	$207 245

Ending balance:
Individually evaluated
for impairment	$ - -	$161	$6 995	$5 250	$109	$5 662	$	- -	$	- -	$18 177
Collectively evaluated
for impairment	598	8 200	69 887	13 929	6 056	90 282	116			- -	189 068
Total	$598	$8 361	$76 882	$19 179	$6 165	$95 944		$116	$	- -	$207 245

Allowance for Loan Losses – By Segment
December 31, 2010
(in thousands)

			Commercial				All
	Farmland	Commercial	Real Estate	Construction	Consumer	Residential	Other		Unallocated		Total
Ending balance	$166	$239	$859	$2 022	$20	$1 691		$1		$14	$5 012

Individually evaluated
for impairment	$161	$217	$528	$1 812	$ - -	$429	$	- -	$	- -	$3 147
Collectively evaluated
for impairment	5	22	331	210	20	1 262		1		14	1 865
	$166	$239	$859	$2 022	$20	$1 691		$1		$14	$5 012

Financing receivables:
Ending balance	$792	$7 920	$79 615	$24 174	$6 800	$99 513		$436	$	- -	$219 250

Ending balance:
Individually evaluated
for impairment	$539	$367	$9 398	$11 484	$ - -	$2 874	$	- -	$	- -	$24 662
Collectively evaluated
for impairment	253	7 553	70 217	12 690	6 800	96 639		436		- -	194 588
Total	$792	$7 920	$79 615	$24 174	$6 800	$99 513		$436	$	- -	$219 250

Note 4. Allowance for Loan Losses (Continued)

Credit Quality Information – By Class
December 31, 2011
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful		Loss
Commercial – non real estate
Commercial and industrial	$8 094	$105	$162	$	- -	$	- -
Commercial real estate
Owner occupied	39 405	12 768	8 817		96		- -
Non-owner occupied	14 824	333	583		56		- -
Construction
Residential	1 986	- -	506		- -		- -
Commercial	10 077	2 123	4 397		90		- -
Real estate
Farmland	598	- -	- -		- -		- -
Consumer
Titled vehicles	N/A	N/A	N/A		N/A		N/A
Deposit accounts	N/A	N/A	N/A		N/A		N/A
All other	N/A	25	N/A		N/A		N/A
Residential
Revolving open end	N/A	1 276	224		N/A		N/A
1-4 family – first liens	N/A	2 894	2 351		N/A		N/A
1-4 family – junior liens	N/A	172	94		N/A		N/A
5 or more family	N/A	N/A	N/A		N/A		N/A

Totals	$74 984	$19 696	$17 134		$242	$	- -

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy. When a loan is designated as a loss, the loss portion is charged off, and if applicable the remaining balance classified as substandard.

Credit Quality Information – By Class
December 31, 2011
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$2 645	$5
Deposit accounts	617	- -
All other	2 870	3
Residential
Revolving open end	3 498	17
1-4 family – first liens	74 227	839
1-4 Family – junior liens	7 264	- -
5 or more family	3 088	- -
All other	116	- -
Totals	$94 325	$864

Note 4. Allowance for Loan Losses (Continued)

Credit Quality Information – By Class
December 31, 2010
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful	Loss
Commercial – non real estate
Commercial and industrial	$7 373	$180	$95	$106	$166
Commercial real estate
Owner occupied	53 078	5 041	3 829	5 375	194
Non-owner occupied	11 470	628	- -	- -	- -
Construction
Residential	282	489	4 005	1 095	51
Commercial	10 348	2 789	3 575	1 363	- -
Real estate
Farmland	253	- -	- -	539	- -
Consumer
Titled vehicles	N/A	N/A	N/A	N/A	N/A
Deposit accounts	N/A	N/A	N/A	N/A	N/A
All other	N/A	N/A	N/A	N/A	N/A
Residential
Revolving open end	N/A	N/A	N/A	N/A	N/A
1-4 family – first liens	N/A	3 234	956	1 434	242
1-4 family – junior liens	N/A	187	42	175	25
5 or more family	N/A	308	- -	- -	- -

Totals	$82 804	$12 856	$12 502	$10 087	$678

Credit Quality Information – By Class
December 31, 2010
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$3 705	$8
Deposit accounts	737	- -
All other	2 345	5
Residential
Revolving open end	5 962	13
1-4 family – first liens	75 901	1 101
1-4 Family – junior liens	8 442	- -
5 or more family	1 668	- -
All other	436	- -
Totals	$99 196	$1 127

Note 4. Allowance for Loan Losses (Continued)

Impaired Loans – By Class
December 31, 2011
(in thousands)

With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$ - -	$ - -	$ N/A	$67	$ - -
Commercial real estate
Owner occupied	4 622	4 440	N/A	3 752	217
Non-owner occupied	587	583	N/A	132	11
Construction
Residential	512	506	N/A	799	14
Commercial	4 106	3 976	N/A	3 353	168
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	225	224	N/A	160	15
1 to 4 family –first liens	948	870	N/A	1 257	26
1 to 4 family – junior liens	- -	- -	N/A	177	- -
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	- -	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	4	- -
All other	- -	- -	N/A	- -	- -
	$11 000	$10 599	$ N/A	$9 701	$451

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$163	$161	$161	$187	$8
Commercial real estate
Owner occupied	1 989	1 972	122	4 800	93
Non-owner occupied	- -	- -	- -	163	- -
Construction
Residential	- -	- -	- -	979	- -
Commercial	771	768	102	2 443	30
Real estate
Farmland	- -	- -	- -	108	- -
Residential
Revolving open end	1 277	1 274	31	331	65
1 to 4 family – first liens	2 550	2 540	299	2 342	102
1 to 4 family – junior liens	758	754	19	311	28
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	109	109	39	37	3
All other	- -	- -	- -	- -	- -
	$7 617	$7 578	$773	$11 701	$329

Totals:
Commercial – non real estate	$163	$161	$161	$254	$8
Commercial real estate	7 198	6 995	122	8 847	321
Construction	5 389	5 250	102	7 574	212
Real estate –farmland	- -	- -	- -	108	- -
Residential	5 758	5 662	349	4 578	236
Consumer	109	109	39	41	3
All other	- -	- -	- -	- -	- -
	$18 617	$18 177	$773	$21 402	$780

Note 4. Allowance for Loan Losses (Continued)

Impaired Loans – By Class
December 31, 2010
(in thousands)

With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$117	$95	$ N/A	$53	$ - -
Commercial real estate
Owner occupied	4 206	4 256	N/A	3 591	158
Non-owner occupied	75	- -	N/A	15	- -
Construction
Residential	1 188	1 183	N/A	1 769	52
Commercial	2 641	2 631	N/A	3 655	112
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	- -	- -	N/A	- -	- -
1 to 4 family –first liens	1 259	1 242	N/A	1 351	15
1 to 4 family – junior liens	175	175	N/A	142	3
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	- -	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	- -	- -
All other	- -	- -	N/A	- -	- -
	$9 661	$9 582	$ N/A	$10 576	$340

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$274	$272	$217	$355	$6
Commercial real estate
Owner occupied	5 201	5 142	528	4 972	272
Non-owner occupied	- -	- -	- -	- -	- -
Construction
Residential	2 786	2 767	600	3 910	175
Commercial	4 924	4 903	1 212	3 242	216
Real estate
Farmland	549	539	161	547	- -
Residential
Revolving open end	- -	- -	- -	- -	- -
1 to 4 family – first liens	1 412	1 390	362	1 186	56
1 to 4 family – junior liens	71	67	67	220	- -
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -
	$15 217	$15 080	$3 147	$14 436	$725

Totals:
Commercial – non real estate	$391	$367	$217	$408	$6
Commercial real estate	9 482	9 398	528	8 578	430
Construction	11 539	11 484	1 812	12 576	555
Real estate –farmland	549	539	161	547	- -
Residential	2 917	2 874	429	2 899	74
Consumer	- -	- -	- -	4	- -
All other	- -	- -	- -	- -	- -
	$24 878	$24 662	$3 147	$25 012	$1 065

Note 4. Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired loans as of December 31, 2009 (in thousands):

2009
Impaired loans without a valuation allowance	$12 397
Impaired loans with a valuation allowance	14 985
Total impaired loans	$27 382

Valuation allowance related to impaired loans	$3 799

Total nonaccrual loans	$3 819

Total loans past due ninety days or more and still accruing	$ - -

2009
Average investment in impaired loans	$16 262
Interest income recognized on impaired loans	$1 233
Interest income recognized on a cash basis on impaired loans	$68

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loans at December 31, 2011 and 2010 totaled $1.1 million and $1.1 million, respectively. If interest had been accrued on these nonaccrual loans, such income would have approximated $56 thousand in 2011 and $44 thousand in 2010.

Note 4. Allowance for Loan Losses (Continued)

Modifications
(in thousands except number of contracts)

For the Year Ended
December 31, 2011

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
Troubled Debt Restructurings	Of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial – non real estate
Commercial and industrial	- -	$ - -	$ - -
Commercial real estate
Owner Occupied	6	725	725
Non owner occupied	1	583	583
Construction
Residential	1	121	121
Commercial	9	684	684
Real Estate
Farmland	- -	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -	- -
1 to 4 family – first liens	19	2 371	2 484
1 to 4 family – junior liens	23	808	808
5 or more family	- -	- -	- -
Consumer
Titled Vehicles	- -	- -	- -
Deposit Accounts	- -	- -	- -
All other consumer	3	77	77
All Other	- -	- -	- -
Totals	62	$5 369	$5 482

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment
Commercial – non real estate
Commercial and industrial	- -	$ - -
Commercial real estate
Owner Occupied	1	220
Non owner occupied	- -	- -
Construction
Residential	1	121
Commercial	- -	- -
Real Estate
Farmland	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -
1 to 4 family – first liens	6	1 132
1 to 4 family – junior liens	6	247
5 or more family	- -	- -
Consumer
Titled Vehicles	- -	- -
Deposit Accounts	- -	- -
All other consumer	- -	- -
All Other	- -	- -
Totals	14	$1 720

Note 4. Allowance for Loan Losses (Continued)

As of December 31, 2011 there are five TDRs in non-performing assets with balances totaling $2.9 million. In addition, two TDRs with balances totaling $107k are 30 or more days past due.

Granting a concession and assessing financial difficulty (ASU 2011-02) are effective for the first interim or annual period beginning on or after June 15, 2011. ASU 2011-2 is to be applied retrospectively to the beginning of the annual period of adoption. As of December 31, 2010 there were $7.3 million of TDRs outstanding.

Nonaccrual and Past Due Loans – By Class
December 31, 2011
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$ - -	$6	$ - -	$6	$8 355	$8 361	$ - -	$93
Commercial real estate
Owner occupied	2 376	996	344	3 716	57 370	61 086	- -	1 339
Non owner occupied	- -	- -	179	179	15 617	15 796	- -	179
Construction
Residential	- -	- -	385	385	2 107	2 492	- -	506
Commercial	19	44	1 602	1 665	15 022	16 687	143	3 693
Real estate
Farmland	- -	- -	- -	- -	598	598	- -	- -
Residential
Revolving open end	- -	- -	- -	- -	5 015	5 015	- -	17
1 to 4 family – first liens	1 386	139	360	1 885	78 426	80 311	61	1 408
1 to 4 family – junior liens	176	- -	- -	176	7 354	7 530	- -	- -
5 or more family	- -	- -	- -	- -	3 088	3 088	- -	- -
Consumer
Titled vehicles	1	15	- -	16	2 634	2 650	- -	5
Deposit accounts	- -	- -	- -	- -	617	617	- -	- -
All other consumer	8	4	3	15	2 883	2 898	- -	3
All other	- -	- -	- -	- -	116	116	- -	- -
Totals	$3 966	$1 204	$2 873	$8 043	$199 202	$207 245	$204	$7 243

Percentage to Total Loans	1.91%	0.58%	1.39%	3.88%	96.12%		0.10%	3.49%

Included in the 30 or more days past due loans are certain non-accrual loans in the amount of $3.7 million. The remaining non-accrual loans of $3.5 million are in current status.

Note 4. Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans – By Class
December 31, 2010
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$80	$92	$2	$174	$7 746	$7 920	$ - -	$97
Commercial real estate
Owner occupied	612	- -	- -	612	66 905	67 517	- -	- -
Non owner occupied	194	- -	- -	194	11 904	12 098	- -	- -
Construction
Residential	238	- -	- -	238	5 684	5 922	- -	- -
Commercial	115	- -	285	400	17 852	18 252	- -	405
Real estate
Farmland	- -	- -	539	539	253	792	- -	539
Residential
Revolving open end	- -	- -	- -	- -	5 975	5 975	- -	38
1 to 4 family – first liens	2 269	416	881	3 566	79 125	82 691	- -	1 099
1 to 4 family – junior liens	135	19	- -	154	8 717	8 871	- -	42
5 or more family	- -	- -	- -	- -	1 976	1 976	- -	- -
Consumer
Titled vehicles	37	2	- -	39	3 674	3 713	- -	8
Deposit accounts	11	- -	- -	11	726	737	- -	- -
All other consumer	3	- -	5	8	2 342	2 350	- -	5
All other	- -	- -	- -	- -	436	436	- -	- -
Totals	$3 694	$529	$1 712	$5 935	$213 315	$219 250	$ - -	$2 233

Percentage to Total Loans	1.69%	0.24%	0.78%	2.71%	97.29%		- -%	1.02%

Included in the 30 or more days past due loans are certain non-accrual loans in the amount of $1.8 million. The remaining non-accrual loans of $429 thousand are in current status.

The past due policy of the bank is to report all classes of loans past due in the following categories:

   30 to 59 days past due (principal or interest)
  60 to 89 days past due (principal or interest)
  90 days or more past due (principal or interest)
  Nonaccrual status.

Note 5. Premises and Equipment, Net

Premises and equipment consists of the following:

December 31
	2011	2010
(in thousands)
Premises and improvements	$9 438	$9 438
Furniture and equipment	4 407	4 377
	$13 845	$13 815
Less accumulated depreciation	5 922	5 545
	$7 923	$8 270

Depreciation included in operating expense for 2011, 2010 and 2009 was $477 thousand, $550 thousand and $573 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits with a balance of $100,000 or more was $33.6 million and $45.0 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of all time deposits (in thousands) are as follows:

2012	$34 004
2013	14 804
2014	9 738
2015	9 562
2016	9 085
$77 193

Brokered deposits totaled $13.0 million and $14.9 million at December 31, 2011 and 2010, respectively. Certificates of deposits included in these totals are $8.3 million and $14.7 million at December 31, 2011 and 2010, respectively.

Deposits of the company’s directors, executive officers and associates totaled $2.1 million at December 31, 2011 and 2010.

No deposits of public funds entities exceeded 5% of the bank’s total deposits.

Note 7. Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which totaled $3.4 million and $7.4 million as of December 31, 2011 and 2010, respectively.

During 2010, the bank incurred fixed rate long term debt consisting of a Federal Home Loan Bank, three year loan, with an original balance of $3.6 million and monthly payments of interest and principal with an interest rate of 1.72%. The December 31, 2011 balance of this advance is $1.5 million. This loan modified the five year, $5 million, 4.61% fixed rate advance originated in 2008. Included with the refinancing was payment of a $162 thousand penalty that is being amortized over the life of the modified advance.

Principal payments (in thousands) on the note are due as follows:

2012	1 215
2013	308
$1 523

Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At December 31, 2011, the subsidiary bank has total credit available through these institutions of approximately $87.2 million.

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

The company sponsors an unfunded postretirement life insurance plan covering certain retirees with 25 years of service who are over the age of 60 and an unfunded health care plan for certain retirees that met certain eligibility requirements. This plan is not available to future retirees.

Note 8. Employee Benefit Plans (Continued)

The company sponsors a 401(k) retirement savings plan available to all employees meeting certain age and service requirements. Employees become eligible to participate in the plan upon reaching age 21 and completing one year of service. Entry dates are January 1, April 1, July 1 and October 1. Employees can make a salary deferral election authorizing the company to withhold up to the amount allowed by law each calendar year. The company may make a discretionary matching contribution each plan year. The company may also make other discretionary contributions to the plan. The company’s match for this plan has been increased with the freezing of the defined benefit plan as described above. The company made 401(k) matching contributions of $215 thousand, $214 thousand and $111 thousand in 2011, 2010 and 2009, respectively.

The company has entered into contracts with three retirees where the company has agreed to pay the beneficiaries of two participants $50,000 each and the beneficiary of one participant $25,000 at the death of the participants. This postretirement benefit has been accrued as of December 31, 2011. While these liabilities are unfunded, life insurance has been obtained by the company to help offset these payments.

Obligations and funded status:

			Other
	Pension Benefits		Postretirement Benefits
	2011	2010	2011		2010
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$7 656	$6 962		$625		$568
Service cost	- -	- -		12		12
Interest cost	402	413		37		34
Change in assumptions	- -	- -		29		27
Actuarial loss (gain)	710	592		- -		- -
Amendment	- -	- -		(341)		4
Benefits paid	(346)	(311)		(19)		(20)
Curtailment	- -	- -		- -		- -
Benefit obligation, ending	$8 422	$7 656		$343		$625

Change in plan assets:
Fair value of plan assets, beginning	$6 098	$5 621	$	- -	$	- -
Actual return on plan assets	155	443		- -		- -
Employer contributions	9	345		19		20
Benefits paid	(346)	(311)		(19)		(20)
Fair value of plan assets, ending	$5 916	$6 098	$	- -	$	- -

Funded status at end of year	$(2 506)	$(1 558)		$(343)		$(625)
Unrecognized net (gain)	- -	- -		- -		(21)
Unrecognized transition asset	- -	- -		- -		70

Accounts recognized on consolidated
balance sheet as:
Accrued benefit liabilities	$(2 506)	$(1 558)		$(343)		$(576)

Amounts recognized in accumulated other
comprehensive loss consist of:
Net actuarial loss (gain)	$3 235	$2 354	$	- -		$(21)
Transition liability	- -	- -		- -		70
Deferred tax asset	(1 100)	(800)		- -		(17)
	$2 135	$1 554	$	- -		$32

The accumulated benefit obligation for the defined benefit pension plan was $8.4 million and $7.7 million at December 31, 2011 and 2010, respectively.

Note 8. Employee Benefit Plans (Continued)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

						Other
	Pension Benefits					Postretirement Benefits
	2011		2010		2009	2011	2010	2009
	(in thousands)					(in thousands)
Components of net periodic benefit cost:
Service cost	$	- -	$	- -	$266	$12	$12	$12
Interest cost		402		413	447	37	34	32
Expected return on plan assets		(475)		(460)	(373)	- -	- -	- -
Amortization of net obligation
at transition		- -		- -	- -	70	17	17
Recognized actuarial loss		- -		96	159	- -	- -	- -
Amortization of prior service cost		- -		- -	- -	(341)	- -	- -
Amortization of Loss		150		- -	- -	8	- -	- -
Net periodic benefit cost		$77		$49	$499	$(214)	$63	$61

Other changes in plan assets and benefit
obligations recognized in
other comprehensive loss:
Net actuarial loss (gain)		$1 030		$609	$(201)	$21	$31	$1
Transition liability		- -		- -	- -	(70)	(18)	(17)
Deferred tax		(299)		(174)	481	17	(4)	5
Amortization of net (gain)		(150)		(96)	(159)	- -	- -	- -
Adjustment to (gain) for curtailment		- -		- -	(1 054)	- -	- -	- -
Total recognized in
accumulated other
comprehensive loss		$581		$339	$(933)	$(32)	$9	$(11)
Total recognized in net periodic
benefit cost and accumulated
other comprehensive loss		$658		$388	$(434)	$(246)	$72	$50

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year approximates $212 thousand. The estimated unrecognized transition liability for the other defined benefit postretirement plan is zero due to the termination of benefits for current employees.

Assumptions

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	4.99%	6.08%	6.30%	5.70%	6.00%	6.00%
Expected return on plan assets	6.31%	8.00%	8.00%	- -	- -	- -
Rate of compensation increase	N/A	N/A	3.00%	3.00%	3.00%	3.00%

Weighted-average assumptions used to
determine benefit obligations:
Discount rate	4.99%	5.37%	6.08%	4.70%	5.70%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.00%	3.00%

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

		Fair Value Measurement at December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical	Inputs	Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$190	$190	$ - -	$ - -
Equity securities
U.S. companies	1 830	1 830	- -	- -
International companies	465	465	- -	- -
U. S. Treasury securities	989	989	- -	- -
U. S. Corporate bonds	2 229	2 229	- -	- -
International Corporate bonds	213	213	- -	- -

Total	$5 916	$5 916	$ - -	$ - -

		Fair Value Measurement at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical	Inputs	Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$615	$615	$ - -	$ - -
Equity securities
U.S. companies	2 502	2 502	- -	- -
International companies	646	646	- -	- -
U. S. Treasury securities	718	718	- -	- -
U. S. Corporate bonds	1 531	1 531	- -	- -
International Corporate bonds	86	86	- -	- -

Total	$6 098	$6 098	$ - -	$ - -

Note 8. Employee Benefit Plans (Continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

	Plan Assets at December 31
	2011	2010
Asset Category
Equities	39%	52%
Fixed income/cash	61%	48%
Total	100%	100%

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

After review of the December 2011 allocations shown above, the funds were rebalanced and were within policy at February 29, 2012.

There is no company common stock included in the equity securities of the pension plan at December 31, 2011 and 2010.

Cash Flow

The company expects to contribute $2 million to its pension plan in 2012 and $18 thousand to its postretirement plan in 2012.

The following benefit payments (in thousands) are expected to be paid:

		Other
		Postretirement
	Pension Benefits	Benefits
2012	$417	$18
2013	435	19
2014	456	21
2015	472	24
2016	491	24
Thereafter	2 641	130

For measurement purposes, a 6.05%, 6.40% and 6.85% annual rate of increase in per capita health care costs of covered benefits was assumed for the retiree health care plan for 2011, 2010 and 2009, with such annual rate of increase gradually declining to 5% in 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on the health care component of the accumulated
postretirement benefit obligation	$49	$(42)
Effect on total of service and interest cost components of
net periodic other postretirement health care benefit cost	9	(4)

Note 9. Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to stockholders.

	2011		2010		2009
	Average	Per Share	Average	Per Share	Average	Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)		(in thousands)		(in thousands)
Basic (loss) earnings
per share	3 390	$(.30)	3 390	$.53	3 391	$(.66)
Effect of dilutive securities:
Stock options	- -		- -		- -

Diluted (loss) earnings
per share	3 390	$(.30)	3 390	$.53	3 391	$(.66)

Stock options for 119,908, 124,911 and 129,067 average shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010 and 2009, respectively, because they were anti-dilutive.

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

A summary of option activity under the plan as of December 31, 2011, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life in Years	(in thousands)
Outstanding at beginning of year	120 974	$14.76
Granted	- -	- -
Exercised	- -	- -
Forfeited	(1 066)	15.60
Outstanding at end of year	119 908	$14.76	4	$ - -
Exercisable at end of year	116 896	$14.73	4	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified options granted are exercisable immediately. The incentive options granted are subject to a five year vesting period whereby the grantees are entitled to exercise one fifth of the options on the anniversary of the grant date over the next five years. The following table summarizes options outstanding at December 31, 2011:

Note 10. Stock-Based Compensation (Continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in years)	Price	Exercisable	Price
$11.28	24 468	2.0	$11.28	24 468	$11.28
14.00	32 735	3.0	14.00	32 735	14.00
17.25	34 477	4.0	17.25	34 477	17.25
15.60	28 228	5.0	15.60	25 216	15.60
	119 908			116 896

As of December 31, 2011, there was $248 of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period. The unrecognized compensation expense has a weighted average life of less than one year.

Note 11. Income Taxes

The company files income tax returns in the U. S. Federal jurisdiction and the state of West Virginia. With few exceptions, the company is no longer subject to U. S. Federal, state and local income tax examinations by tax authorities for years prior to 2008.

Net deferred tax assets (in thousands) consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Reserve for loan losses	$949	$1 245
Accrued pension expense	823	530
Accrued postretirement benefits	178	255
Nonaccrual interest	83	36
Stock option expense	35	35
Home equity closing costs	11	23
Net loan origination fees	102	69
Securities available for sale	- -	52
Net operating loss carryforward	553	- -
OREO expense	240	138
OREO valuation allowance	835	32
OREO built in gain	280	250
	$4 089	$2 665
Deferred tax liabilities:
Depreciation	$84	$89
Securities available for sale	105	- -
	$189	$89

Net deferred tax assets	$3 900	$2 576

The (benefit) provision for income taxes charged to operations for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	2011	2010	2009
Current tax (benefit) expense	$(53)	$186	$(827)
Deferred tax (benefit) expense	(1 197)	494	(609)
	$(1 250)	$680	$(1 436)

Note 11. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2011, 2010 and 2009 due to the following (in thousands):

	2011	2010	2009
Computed “expected” tax (benefit) expense	$(768)	$841	$(1 250)
Increase (decrease) in income taxes resulting from:
Tax exempt income	(168)	(165)	(146)
State income tax (benefit) expense	(250)	- -	(163)
Other	(64)	4	123
	$(1 250)	$680	$(1 436)

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the company’s deferred income tax assets as of December 31, 2011 will be fully realized and therefore no valuation allowance to the company’s deferred income tax assets was recorded. However, the company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the company will be required to record adjustments to the valuation allowance in future reporting periods.

Under the provisions of the Internal Revenue Code, the Company has approximately $697,168 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2031. In addition, the Company has approximately $3,958,316 of net operating loss carryforwards which can be offset against future West Virginia taxable income. These carryforwards also expire through December 31, 2031. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the accompanying financial statements. The company does not anticipate losses as a result of these transactions. See Note 14 with respect to financial instruments with off-balance-sheet risk.

The company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final bi-weekly reporting periods which included December 31, 2011 and 2010, this requirement was met by the amount of vault cash.

The table below presents the contractual obligations of the company as of December 31, 2011 not disclosed in other notes:

	Lease	Lease
	Obligations	Obligations
	for	for
	Real Estate	Equipment
2012	$40	$29
2013	31	29
2014	- -	29
2015	- -	10
2016	- -	- -
Thereafter	- -	- -

	$71	$97

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

At December 31, 2011, none of the bank’s retained earnings were available for the payment of dividends. Accordingly, $24.5 million of the company’s equity in the net assets of the bank was restricted at December 31, 2011. Funds available for loans or advances by the bank to the company amounted to $600 thousand.

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

The company’s exposure to credit loss in the event of nonperformance by the borrowers for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the company’s exposure to off-balance-sheet risk as of December 31, 2011 and 2010 (in thousands) is as follows:

	2011	2010
Financial instruments whose
amounts represent credit risk:
Commitments to extend credit	$27 466	$28 050
Standby letters of credit	2 382	2 225

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but typically is cash or real estate.

Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. The majority of these lines of credit are collateralized and usually contain a specified maturity date.

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

At December 31, 2011, the company had no rate lock commitments to originate mortgage loans and had mortgage loans held for sale in the amount of $198 thousand. The company enters into corresponding mandatory commitments, on a best-efforts basis, to sell the loans. These commitments to sell loans are designed to eliminate the company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Note 15. Fair Value Measurements (Continued)

Securities

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Certain of the equity securities with inactive markets utilize level 3 which may include judgment or estimation.

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

Loans held for Sale

The fair value of loans held for sale is based on outstanding commitments from investors.

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

Off-Balance Sheet Financial Instruments

At December 31, 2011 and 2010, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

Note 15. Fair Value Measurements (Continued)

The carrying amounts and estimated fair values of the company’s financial instruments are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and interest
bearing deposits	$12 930	$12 930	$10 180	$10 180
Federal funds sold	794	794	2 725	2 725
Securities available for sale	42 331	42 331	42 690	42 690
Loans, net	202 761	202 737	214 238	212 200
Loans held for sale	198	198	76	76
FHLB stock	808	808	765	765
BOLI	6 932	6 932	6 397	6 397
Accrued interest receivable	832	832	960	960

Financial liabilities:
Deposits	253 117	253 885	257 422	258 240
Securities sold under
agreements to repurchase	3 415	3 415	7 382	7 382
FHLB advances	1 523	1 534	2 717	2 734
Accrued interest payable	204	204	361	361

Assets Measured at Fair Value on a Recurring Basis

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

Fair Value Measurements at December 31, 2011 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government
sponsored agency securities	$34 823	$ - -	$34 823	$ - -
State and municipal securities	6 715	- -	6 715	- -

Total available for sale debt securities	41 538	- -	41 538	- -

Available for sale equity securities
Financial services industry	793	- -	149	644

Total available for sale securities	$42 331	$ - -	$41 687	$644

Note 15. Fair Value Measurements (Continued)

Fair Value Measurements at December 31, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government
sponsored agency securities	$36 288	$ - -	$36 288	$ - -
State and municipal securities	5 524	- -	5 524	- -

Total available for sale debt securities	41 812	- -	41 812	- -

Available for sale equity securities
Financial services industry	878	- -	878	- -

Total available for sale securities	$42 690	$ - -	$42 690	$ - -

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	($ in thousands)
		Available for Sale Equity Securities
Beginning Balance January 1, 2011		$	- -
	Transfers into Level 3		834
	Transfers out of Level 3		- -
	Total losses (unrealized)
	included in other
	comprehensive income		(190)

Ending Balance December 31, 2011			$644

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2011 and 2010. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

Note 15. Fair Value Measurements (Continued)

Impaired Loans: Loans are generally designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The value of real estate collateral is determined by internal evaluation or an appraisal outside of the company or a comparative market analysis (level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, or the property is in the process of being appraised then the fair value is considered level 3.

The following table summarizes the company’s assets that were measured at fair value (in thousands) on a nonrecurring basis as of December 31, 2011 and 2010.

Carrying Value at December 31, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Loans held for sale	$198	$ - -	$198	$ - -
Impaired Loans with a valuation allowance	6 805	- -	308	6 497
OREO	6 393	- -	4 365	2 028

Carrying Value at December 31, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Loans held for sale	$76	$ - -	$76	$ - -
Impaired Loans with a valuation allowance	11 933	- -	10 593	1 340
OREO	6 563	- -	6 563	- -

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

Quantitative measures established by regulation to ensure capital adequacy require the company and the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the company and the bank meet all capital adequacy requirements to which they are subject. The most recent notification from the FDIC categorized the bank as “well capitalized” under the regulatory framework for prompt, corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

The company’s and the bank’s actual capital amounts and ratios are presented in the table.

			Minimum
			Capital		Minimum To Be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$27 487	13.10%	$16 782	8.0%	N/A	N/A
Bank of Charles Town	$26 331	12.64%	$16 662	8.0%	$20 828	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$24 842	11.84%	$8 391	4.0%	N/A	N/A
Bank of Charles Town	$23 704	11.38%	$8 331	4.0%	$12 497	6.0%
Tier 1 capital (to average assets):
Consolidated	$24 842	8.56%	$11 602	4.0%	N/A	N/A
Bank of Charles Town	$23 704	8.21%	$11 544	4.0%	$14 430	5.0%

As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$30 798	14.24%	$17 306	8.0%	N/A	N/A
Bank of Charles Town	$29 584	13.74%	$17 223	8.0%	$21 529	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$28 065	12.97%	$8 653	4.0%	N/A	N/A
Bank of Charles Town	$26 864	12.48%	$8 612	4.0%	$12 917	6.0%
Tier 1 capital (to average assets):
Consolidated	$28 065	9.36%	$11 992	4.0%	N/A	N/A
Bank of Charles Town	$26 864	8.99%	$11 947	4.0%	$14 934	5.0%

Note 17. Parent Company Only Financial Statements

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Balance Sheets
December 31, 2011 and 2010
(in thousands)

	2011		2010
ASSETS
Cash		$2		$70
Investment in subsidiary		24 492		25 685
Equity securities available for sale, at fair value		793		858
Other assets		178		163

Total Assets		$25 465		$26 776

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Other liabilities	$	- -	$	- -
Total Liabilities	$	- -	$	- -

STOCKHOLDERS’ EQUITY
Common stock		$3 672		$3 672
Surplus		3 943		3 932
Undivided profits		22 648		23 725
Accumulated other comprehensive (loss), net		(1 932)		(1 687)
		$28 331		$29 642
Less cost of shares acquired for the treasury		2 866		2 866
Total Stockholders’ Equity		$25 465		$26 776

Total Liabilities and Stockholders’ Equity		$25 465		$26 776

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Operations
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Income
Dividends from subsidiary	$68	$80	$977
Interest income	- -	- -	1
Total Income	$68	$80	$978

Expenses
Stock-based compensation expense	$11	$34	$47
Public relations & new business development	5	3	4
Transfer agent expense	16	15	15
Computer services	4	4	3
Director and committee fees	10	9	8
Legal fees	11	17	11
Other professional fees	21	16	63
Postage	5	4	4
Proxy solicitation	9	9	8
Printing, stationery and supplies	13	15	16
Other taxes	1	1	1
Other operating expenses	- -	- -	117
Total Expenses	$106	$127	$297

(Loss) Income before Income Tax (Benefit) and
Equity in Undistributed (Loss) Income
of Subsidiary	$(38)	$(47)	$681

Income Tax (Benefit)	(31)	(31)	(84)

(Loss) Income before Equity in Undistributed
(Loss) Income of Subsidiary	$(7)	$(16)	$765

Equity in Undistributed (Loss) Income of Subsidiary	(1 003)	1 810	(3 005)
Net (Loss) Income	$(1 010)	$1 794	$(2 240)

Note 17. Parent Company Only Financial Statements (Continued)

POTOMAC BANCSHARES, INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1 010)		$1 794	$(2 240)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Equity in undistributed loss (income) of
subsidiary	1 003		(1 810)	3 005
Stock-based compensation expense	11		34	47
(Increase) decrease in other assets	(5)		52	68
(Decrease) increase in other liabilities	- -		(1)	1

Net cash (used in) provided by
operating activities	$(1)		$69	$881

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	$(67)	$	- -	$(899)
Purchase of treasury shares	- -		- -	(29)

Net cash (used in) financing activities	$(67)	$	- -	$(928)

(Decrease) increase in cash and cash
equivalents	$(68)		$69	(47)

CASH AND CASH EQUIVALENTS
Beginning	70		1	48
Ending	$2		$70	$1

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

     In order to ensure that the company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained on pages 7-10 of the Proxy Statement dated March 30, 2012, for the May 15, 2012 Annual Meeting under the captions “Management Nominees to the Board of Potomac” and “Directors Continuing to Serve Unexpired Terms,” and page 16-17 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     The Executive Officers are as follows:

Name	Position Since	Age	Principal Occupation
Robert F. Baronner, Jr.	President & CEO	53	Employed by bank as of 1/1/01 as President and CEO.
	2001

Dean Cognetti	Sr. Vice President & Chief	52	Employed with the bank as of 7/11/11 as
	Financial Officer		Sr. Vice President and Chief Financial Officer.
	2011

Arch A. Moore, III	Executive Vice President	60	Employed with the bank as of 1/1/11 as Executive
	& Chief Lending Officer		Vice President and Chief Lending Officer.
	2011

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

Item 11. Executive Compensation.

     The information contained on pages 12-15 of the Proxy Statement dated March 30, 2012, for the May 15, 2012 Annual Meeting under the captions “Executive Compensation,” “Employee Benefit Plans,” “Employment Agreement,” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained on pages 11-12 of the Proxy Statement dated March 30, 2012, for the May 15, 2012 Annual Meeting under the caption “Ownership of Securities by Nominees, Directors and Officers” is incorporated herein by reference.

     Securities authorized for issuance under Potomac’s 2003 Stock Incentive Plan are listed below:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
2003 Stock Incentive Plan
amended by shareholders
April 24, 2007	119,908	$14.76	311,652

Item 13. Certain Relationships and Related Transactions.

     The information contained on page 16 of the Proxy Statement dated March 30, 2012, for the May 15, 2012 Annual Meeting under the caption “Certain Transactions with Directors, Officers and Their Associates” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information contained on pages 6-7 of the Proxy Statement dated March 30, 2012, for the May 15, 2012 Annual Meeting under the caption “Audit Committee Report” is incorporated herein by reference.

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

               31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer*

               31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer*

               32.1 Section 1350 Certification of Chief Executive Officer*

               32.2 Section 1350 Certification of Chief Financial Officer*

               99.1 Proxy Statement for the 2012 Annual Meeting for Potomac, portions are incorporated by reference in Form 10-K Annual Report*

               101.INS XBRL Instance Document. **

               101.SCH XBRL Taxonomy Extension Schema. **

               101.CAL XBRL Taxonomy Extension Calculation Linkbase. **

               101.LAB XBRL Taxonomy Extension Label Linkbase. **

               101.PRE XBRL Taxonomy Extension Presentation Linkbase. **

               101.DEF XBRL Taxonomy Definition Linkbase. **

               * Filed herewith.

               ** Furnished, not filed, herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC BANCSHARES, INC.

By	/s/ Robert F. Baronner, Jr.	March 29, 2012
Robert F. Baronner, Jr.
President & Chief Executive Officer

By	/s/ Dean Cognetti	March 29, 2012
Dean Cognetti
Sr. Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title		Date

By	/s/ Dr. Keith Berkeley	March 29, 2012
Dr. Keith Berkeley, Director

By	/s/ J. Scott Boyd	March 29, 2012
J. Scott Boyd, Director

By	/s/ John P. Burns, Jr.	March 29, 2012
John P. Burns, Jr., Director

By	/s/ Guy Gareth Chicchirichi	March 29, 2012
Guy Gareth Chicchirichi, Director

By	/s/ Margaret Cogswell	March 29, 2012
Margaret Cogswell, Director

By	/s/ Mary Clare Eros	March 29, 2012
Mary Clare Eros, Director

By	/s/ William R. Harner	March 29, 2012
William R. Harner, Director

By	/s/ Stanley L. Merson	March 29, 2012
Stanley L. Merson, Director

By	/s/ Barbara H. Pichot	March 29, 2012
Barbara H. Pichot, Director

By	/s/ John C. Skinner, Jr.	March 29, 2012
John C. Skinner, Jr., Director

By	/s/ C. Larry Togans	March 29, 2012
C. Larry Togans, Director