Form 10-Q
period 2012-03-31
POTOMAC BANCSHARES INC
filed 2012-05-15
CIK 925173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q

(Mark one)

XXX	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
3,390,178 as of May 14, 2012

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
FORM 10-Q
March 31, 2012

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended
	March 31, 2012 and 2011	5

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended
	March 31, 2012 and 2011	6

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011	7

	Notes to Consolidated Financial Statements (Unaudited)	8 - 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26 - 31

Item 4.	Controls and Procedures.	32

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	33

Signatures		34

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets:
Cash and due from banks	$1 571	$1 485
Interest-bearing deposits in other financial institutions	26 770	11 445
Federal funds sold	740	794
Securities available for sale, at fair value	39 201	42 331
Loans held for sale	672	198
Loans, net of allowance for loan losses of $4,401 and
$4,484, respectively	200 845	202 761
Premises and equipment, net	7 834	7 923
Other real estate owned, net of valuation allowance of
$2,023 and $2,197, respectively	6 782	6 393
Accrued interest receivable	819	832
Bank owned life insurance	6 990	6 932
Federal Home Loan Bank of Pittsburgh stock	789	808
Other assets	5 282	5 491

Total Assets	$298 295	$287 393

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits
Noninterest-bearing	$43 313	$37 050
Interest-bearing	221 715	216 067
Total Deposits	265 028	253 117
Securities sold under agreements to repurchase	4 333	3 415
Federal Home Loan Bank advances	1 221	1 523
Accrued interest payable	168	204
Other liabilities	1 680	3 669
Total Liabilities	$272 430	$261 928

Stockholders’ Equity:
Common stock, $1 per share par value; 5,000,000 shares
authorized; 3,671,691 shares issued and outstanding	$3 672	$3 672
Surplus	3 944	3 943
Undivided profits	22 968	22 648
Accumulated other comprehensive (loss), net	(1 853)	(1 932)
	$28 731	$28 331

Less cost of shares acquired for the treasury, 281,513 shares	2 866	2 866
Total Stockholders’ Equity	$25 865	$25 465
Total Liabilities and Stockholders’ Equity	$298 295	$287 393

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31
	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$2 753	$2 993
Interest on securities available for sale - taxable	117	168
Interest on securities available for sale - nontaxable	60	54
Interest on federal funds sold	- -	1
Other interest and dividends	12	8
Total Interest and Dividend Income	2 942	3 224

Interest Expense:
Interest on deposits	450	895
Interest on securities sold under agreements to repurchase	3	19
Federal Home Loan Bank advances	6	11
Total Interest Expense	459	925

Net Interest Income	2 483	2 299

Provision for Loan Losses	309	423

Net Interest Income after Provision for Loan Losses	2 174	1 876

Noninterest Income:
Trust and financial services	246	221
Service charges on deposit accounts	418	429
Visa/MC fees	198	174
Cash surrender value of life insurance	58	57
Other operating income	118	94
Total Noninterest Income	1 038	975

Noninterest Expenses:
Salaries and employee benefits	1 220	1 236
Net occupancy expense of premises	156	171
Furniture and equipment expenses	242	200
Loss on sale of other real estate	54	27
Accounting, audit and compliance	41	40
Computer services and online banking	105	69
FDIC assessment	98	153
Other professional fees	45	31
Printing, stationary and supplies	42	41
Communications	53	47
Foreclosed property expense	134	117
Write down of other real estate	142	- -
ATM and check card expenses	93	71
Other operating expenses	338	349
Total Noninterest Expenses	2 763	2 552
Income before Income Tax Expense	449	299
Income Tax Expense	129	42

Net Income	$320	$257

Earnings Per Share, basic and diluted	$.09	$.08

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	For the three months
	Ended March 31
	2012	2011
Net Income	$320	$257
Other comprehensive income, net of tax
Unrealized holding (losses) gains on securities,
net of tax of $22 and $61, respectively	(38)	119
Deferred tax adjustment	117	- -
Other comprehensive income, net of tax	79	119
Comprehensive income	$399	$376

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
($ in thousands, except share and per share data)
(Unaudited)

					Accumulated
					Other
	Common		Undivided	Treasury	Comprehensive
	Stock	Surplus	Profits	Stock	(Loss)	Total
Balances, December 31, 2010	$3 672	$3 932	$23 725	$(2 866)	$(1 687)	$26 776

Net income	- -	- -	257	- -	- -	257
Other comprehensive income	- -	- -	- -	- -	119	119
Stock-based compensation expense	- -	4	- -	- -	- -	4
Cash dividends ($.01 per share)	- -	- -	(34)	- -	- -	(34)

Balances, March 31, 2011	$3 672	$3 936	$23 948	$(2 866)	$(1 568)	$27 122

Balances, December 31, 2011	$3 672	$3 943	$22 648	$(2 866)	$(1 932)	$25 465

Net income	- -	- -	320	- -	- -	320
Other comprehensive income	- -	- -	- -	- -	79	79
Stock-based compensation expense	- -	1	- -	- -	- -	1

Balances, March 31, 2012	$3 672	$3 944	$22 968	$(2 866)	$(1 853)	$25 865

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	For the Three Months Ended
	March	March
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320	$257
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	309	423
Depreciation	110	125
Discount accretion and premium amortization on securities, net	56	75
Write down of other real estate	142	- -
Loss on sale of other real estate	54	27
Stock compensation expense	1	4
Proceeds from sale of loans	626	314
Origination of loans for sale	(1 100)	(238)
Change in cash surrender value of
bank owned life insurance	(58)	(57)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	13	(52)
Decrease in other assets	367	274
Decrease in accrued interest payable	(36)	(1)
Decrease in other liabilities	(1 989)	(100)
Net cash (used in) provided by operating activities	$(1 185)	$1 051

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	$ - -	$2 000
Proceeds from call of securities available for sale	8 000	3 000
Purchase of securities available for sale	(4 986)	(15 000)
Net (increase) decrease in loans	(204)	5 230
Purchases of premises and equipment	(21)	(12)
Proceeds from sale of other real estate	1 226	470
Net cash provided by (used in) investing activities	$4 015	$(4 312)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	$6 263	$246
Net increase in interest-bearing deposits	5 648	14 808
Net proceeds (repayment) of securities sold under agreements to repurchase	918	(367)
Net repayment of Federal Home Loan Bank advances	(302)	(296)
Cash dividends	- -	(34)
Net cash provided by financing activities	$12 527	$14 357

Increase in cash and cash equivalents	$15 357	$11 096

CASH AND CASH EQUIVALENTS
Beginning	13 724	12 905

Ending	$29 081	$24 001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$495	$926

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Unrealized loss on securities available for sale	$(60)	$(180)
Loans transferred to other real estate owned	$1 812	$914
Loans made on sale of other real estate owned	$419	$20

See Notes to Consolidated Financial Statements.

POTOMAC BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012 and December 31, 2011, and the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2012 and 2011. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the Potomac Bancshares, Inc. annual report for the year ended December 31, 2011. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Incremental stock-based compensation expense recognized for the three month periods ending March 31, 2012 and 2011 was $1 thousand and $4 thousand, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value is estimated using the Black-Scholes option-pricing model. There were no options granted during the first quarter of 2012 and 2011.

Stock option plan activity for the three months ended March 31, 2012 is summarized below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, January 1, 2012	119 908	$14.76
Granted	- -	- -
Exercised	- -	- -
Canceled or expired	(8 180)	14.54
Options outstanding, March 31, 2012	111 728	14.77	3	$ - -
Options exercisable, March 31, 2012	111 728	14.77	3	$ - -

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The aggregate intrinsic values change based on changes in the market value of the company’s stock.

As of March 31, 2012 there was $0 of total unrecognized compensation expense related to nonvested stock options.

3.	Securities

The amortized cost and fair value of securities available for sale as of March 31, 2012 and December 31, 2011 (in thousands) are as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government
sponsored agencies	$31 409	$278	$(29)	$31 658
State and municipal obligations	6 446	245	- -	6 691
Equity securities	1 099	- -	(247)	852
	$38 954	$523	$(276)	$39 201

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Obligations of U.S. Government
sponsored agencies	$34 475	$357	$(9)	$34 823
State and municipal obligations	6 450	265	- -	6 715
Equity securities	1 099	- -	(306)	793
	$42 024	$622	$(315)	$42 331

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. There are five debt securities in the consolidated portfolio that has a loss at March 31, 2012. The primary cause of the temporary impairments in the company’s investments in debt securities was fluctuations in interest rates. Because the company intends to hold these investments in debt securities to maturity and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses, the company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized.

There are three equity security investments in the company’s portfolio with losses at March 31, 2012. The company considers these investments to be temporarily impaired at March 31, 2012 and is recognizing no impairment. These are community bank stock related holdings that the company has the ability and intent to hold until recovery.

U.S. Government sponsored agencies include the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation debt securities with a fair value of $19.3 million as of March 31, 2012 and $25.3 million as of December 31, 2011.

The following table summarizes the fair value and gross unrealized losses for securities aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2012 and December 31, 2011 (in thousands).

	March 31, 2012
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$7 957	$(29)	$	- -	$ - -	$7 957	$(29)
Equity securities	- -	- -		852	(247)	852	(247)
Total	$7 957	$(29)		$852	$(247)	$8 809	$(276)

3.	Securities (Continued)

	December 31, 2011
	Less than 12 months		More than 12 months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
Obligations of U.S. Government
sponsored agencies	$5 023	$(9)	$	- -	$ - -	$5 023	$(9)
Equity securities	- -	- -		793	(306)	793	(306)
Total	$5 023	$(9)		$793	$(306)	$5 816	$(315)

The company’s investment in Federal Home Loan Bank (FHLB) stock totaled $789 thousand at March 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The company does not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

At March 31, 2012 and December 31, 2011, securities with carrying values of approximately $12.7 million and $12.8 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

4.	Loans

The loan portfolio, stated at face amount, is composed of the following:

	March 31,	December 31,
	2012	2011
(in thousands)
Commercial – non real estate
Commercial and industrial	$7 618	$8 361
Commercial real estate
Owner occupied	60 758	61 086
Non-owner occupied	17 274	15 796
Construction
Residential	2 306	2 492
Commercial	13 843	16 687
Real Estate
Farmland	561	598
Residential
Revolving open end	4 628	5 015
1 to 4 family – first liens	81 969	80 311
1 to 4 family – junior liens	7 189	7 530
5 or more family	3 065	3 088
Consumer loans
Titled vehicles	2 488	2 650
Deposit accounts	584	617
All other consumer loans	2 884	2 898
All other loans	79	116
Total loans	205 246	207 245
Less: allowance for loan losses	4 401	4 484

	$200 845	$202 761

4.	Loans (Continued)

The FHLB of Pittsburgh has a blanket lien on all the company’s loans except those loans specifically pledged to the Federal Reserve and removed from the FHLB lien. Currently, the FHLB lien is securing an advance to the company in the amount of $1.2 million and letters of credit issued on behalf of a customer of the company in the amount of $11 million.

5.	Allowance for Loan Losses

The following is a summary of transactions (in thousands) in the allowance for loan losses:

	March 31,	December 31,	March 31,
	2012	2011	2011
Balance at beginning of period	$4 484	$5 012	$5 012

Provision charged to operating expense	309	3 343	423
Recoveries added to the allowance	66	183	52
Loan losses charged to the allowance	(458)	(4 054)	(642)

Balance at end of period	$4 401	$4 484	$4 845

Allowance for Loan Losses – By Segment
March 31, 2012
(in thousands)

				Commercial				All
	Farmland		Commercial	Real Estate	Construction	Consumer	Residential	Other		Unallocated		Total
Beginning balance		$17	$156	$882	$506	$84	$2 839	$	- -	$	- -	$4 484
Charge-offs		- -	- -	- -	(354)	(54)	(50)		- -		- -	(458)
Recoveries		- -	6	2	2	54	2		- -		- -	66
Provision		(1)	(6)	(44)	325	(19)	54		- -		- -	309

Ending balance		$16	$156	$840	$479	$65	$2 845	$	- -	$	- -	$4 401

Individually evaluated
for impairment	$	- -	$159	$100	$125	$33	$510	$	- -	$	- -	$927
Collectively evaluated
for impairment		16	(3)	740	354	32	2 335		- -		- -	3 474
		$16	$156	$840	$479	$65	$2 845	$	- -	$	- -	$4 401

Financing receivables:
Ending balance		$561	$7 618	$78 032	$16 149	$5 956	$96 851		$79	$	- -	$205 246

Ending balance:
Individually evaluated
for impairment	$	- -	$159	$6 698	$3 705	$101	$6 485	$	- -	$	- -	$17 148
Collectively evaluated
for impairment		561	7 459	71 334	12 444	5 855	90 366	79			- -	188 098
Total		$561	$7 618	$78 032	$16 149	$5 956	$96 851		$79	$	- -	$205 246

5.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses – By Segment
December 31, 2011
(in thousands)
				Commercial				All
	Farmland		Commercial	Real Estate	Construction	Consumer	Residential	Other		Unallocated		Total
Beginning balance		$166	$239	$859	$2 022	$20	$1 691		$1		$14	$5 012
Charge-offs		- -	(20)	(653)	(1 673)	(172)	(1 536)		- -		- -	(4 054)
Recoveries		- -	30	6	5	131	11		- -		- -	183
Provision		(149)	(93)	670	152	105	2 673		(1)		(14)	3 343

Ending balance		$17	$156	$882	$506	$84	$2 839	$	- -	$	- -	$4 484

Individually evaluated
for impairment	$	- -	$161	$122	$102	$39	$349	$	- -	$	- -	$773
Collectively evaluated
for impairment		17	(5)	760	404	45	2 490		- -		- -	3 711
		$17	$156	$882	$506	$84	$2 839	$	- -	$	- -	$4 484

Financing receivables:
Ending balance		$598	$8 361	$76 882	$19 179	$6 165	$95 944		$116	$	- -	$207 245

Ending balance:
Individually evaluated
for impairment	$	- -	$161	$6 995	$5 250	$109	$5 662	$	- -	$	- -	$18 177
Collectively evaluated
for impairment		598	8 200	69 887	13 929	6 056	90 282		116		- -	189 068
Total		$598	$8 361	$76 882	$19 179	$6 165	$95 944		$116	$	- -	$207 245

Credit Quality Information – By Class
March 31, 2012
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful		Loss
Commercial – non real estate
Commercial and industrial	$5 566	$1 893	$159	$	- -	$	- -
Commercial real estate
Owner occupied	39 066	12 405	9 287		- -		- -
Non-owner occupied	16 085	608	581		- -		- -
Construction
Residential	2 077	- -	229		- -		- -
Commercial	8 668	1 861	3 220		94		- -
Real estate
Farmland	561	- -	- -		- -		- -
Consumer
Titled vehicles	N/A	N/A	N/A		N/A		N/A
Deposit accounts	N/A	N/A	N/A		N/A		N/A
All other	N/A	N/A	N/A		N/A		N/A
Residential
Revolving open end	N/A	1 269	285		N/A		N/A
1-4 family – first liens	N/A	1 630	3 214		58		- -
1-4 family – junior liens	N/A	- -	265		- -		- -
5 or more family	N/A	- -	- -		- -		- -

Totals	$72 023	$19 666	$17 240		$152	$	- -

As a matter of practice, we do not risk rate consumer or residential mortgage loans. Any of these loans listed in the risk rating table above are associated with commercial loans that have been risk rated as per our policy. When a loan is designated as a loss, the loss portion is charged off, and if applicable the remaining balance classified as substandard.

5.	Allowance for Loan Losses (Continued)

Credit Quality Information – By Class
March 31, 2012
(in thousands)
Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$2 484	$4
Deposit accounts	584	- -
All other	2 882	2
Residential
Revolving open end	3 059	15
1-4 family – first liens	75 859	1 208
1-4 Family – junior liens	6 924	- -
5 or more family	3 065	- -
All other	79	- -
Totals	$94 936	$1 229

Credit Quality Information – By Class
December 31, 2011
(in thousands)

		Special	Sub-
Internal Risk Rating Grades	Pass	Mention	Standard	Doubtful		Loss
Commercial – non real estate
Commercial and industrial	$8 094	$105	$162	$	- -	$	- -
Commercial real estate
Owner occupied	39 405	12 768	8 817		96		- -
Non-owner occupied	14 824	333	583		56		- -
Construction
Residential	1 986	- -	506		- -		- -
Commercial	10 077	2 123	4 397		90		- -
Real estate
Farmland	598	- -	- -		- -		- -
Consumer
Titled vehicles	N/A	N/A	N/A		N/A		N/A
Deposit accounts	N/A	N/A	N/A		N/A		N/A
All other	N/A	25	N/A		N/A		N/A
Residential
Revolving open end	N/A	1 276	224		N/A		N/A
1-4 family – first liens	N/A	2 894	2 351		N/A		N/A
1-4 family – junior liens	N/A	172	94		N/A		N/A
5 or more family	N/A	N/A	N/A		N/A		N/A
Totals	$74 984	$19 696	$17 134		$242	$	- -

Credit Quality Information – By Class
December 31, 2011
(in thousands)

Non Risk Rated Loans	Performing	Nonperforming
Consumer – non real estate
Titled vehicles	$2 645	$5
Deposit accounts	617	- -
All other	2 870	3
Residential
Revolving open end	3 498	17
1-4 family – first liens	74 227	839
1-4 Family – junior liens	7 264	- -
5 or more family	3 088	- -
All other	116	- -
Totals	$94 325	$864

5.	Allowance for Loan Losses (Continued)

Impaired Loans – By Class
March 31, 2012
(in thousands)
With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$ - -	$ - -	$ N/A	$48	$ - -
Commercial real estate
Owner occupied	4 291	4 089	N/A	3 734	39
Non-owner occupied	584	582	N/A	233	9
Construction
Residential	110	110	N/A	584	1
Commercial	3 175	2 810	N/A	3 389	4
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	285	285	N/A	217	5
1 to 4 family –first liens	516	438	N/A	1 096	3
1 to 4 family – junior liens	- -	- -	N/A	142	- -
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	4	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	- -	- -
All other	- -	- -	N/A	- -	- -
	$8 961	$8 314	$ N/A	$9 447	$61

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$162	$159	$159	$164	$1
Commercial real estate
Owner occupied	2 042	2 027	100	4 177	30
Non-owner occupied	- -	- -	- -	162	- -
Construction
Residential	121	119	29	450	- -
Commercial	669	666	96	1 596	11
Real estate
Farmland	- -	- -	- -	- -	- -
Residential
Revolving open end	1 272	1 269	33	585	16
1 to 4 family – first liens	3 612	3 584	435	2 780	33
1 to 4 family – junior liens	915	909	42	480	18
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	102	101	33	57	2
All other	- -	- -	- -	- -	- -
	$8 895	$8 834	$927	$10 451	$111

Totals:
Commercial – non real estate	$162	$159	$159	$212	$1
Commercial real estate	6 917	6 698	100	8 306	78
Construction	4 075	3 705	125	6 019	16
Real estate –farmland	- -	- -	- -	- -	- -
Residential	6 600	6 485	510	5 300	75
Consumer	102	101	33	61	2
All other	- -	- -	- -	- -	- -
	$17 856	$17 148	$927	$19 898	$172

5.	Allowance for Loan Losses (Continued)

Impaired Loans – By Class
December 31, 2011
(in thousands)
With no related allowance:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$ - -	$ - -	$ N/A	$67	$ - -
Commercial real estate
Owner occupied	4 622	4 440	N/A	3 752	217
Non-owner occupied	587	583	N/A	132	11
Construction
Residential	512	506	N/A	799	14
Commercial	4 106	3 976	N/A	3 353	168
Real estate
Farmland	- -	- -	N/A	- -	- -
Residential
Revolving open end	225	224	N/A	160	15
1 to 4 family –first liens	948	870	N/A	1 257	26
1 to 4 family – junior liens	- -	- -	N/A	177	- -
5 or more family	- -	- -	N/A	- -	- -
Consumer
Titled vehicles	- -	- -	N/A	- -	- -
Deposit accounts	- -	- -	N/A	- -	- -
All other consumer	- -	- -	N/A	4	- -
All other	- -	- -	N/A	- -	- -
	$11 000	$10 599	$ N/A	$9 701	$451

With an allowance recorded:
				Average	Interest
	Unpaid	Recorded	Related	Recorded	Income
	Principal	Investment	Allowance	Investment	Recognized
Commercial – non real estate
Commercial and industrial	$163	$161	$161	$187	$8
Commercial real estate
Owner occupied	1 989	1 972	122	4 800	93
Non-owner occupied	- -	- -	- -	163	- -
Construction
Residential	- -	- -	- -	979	- -
Commercial	771	768	102	2 443	30
Real estate
Farmland	- -	- -	- -	108	- -
Residential
Revolving open end	1 277	1 274	31	331	65
1 to 4 family – first liens	2 550	2 540	299	2 342	102
1 to 4 family – junior liens	758	754	19	311	28
5 or more family	- -	- -	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -	- -	- -
Deposit accounts	- -	- -	- -	- -	- -
All other consumer	109	109	39	37	3
All other	- -	- -	- -	- -	- -
	$7 617	$7 578	$773	$11 701	$329

Totals:
Commercial – non real estate	$163	$161	$161	$254	$8
Commercial real estate	7 198	6 995	122	8 847	321
Construction	5 389	5 250	102	7 574	212
Real estate –farmland	- -	- -	- -	108	- -
Residential	5 758	5 662	349	4 578	236
Consumer	109	109	39	41	3
All other	- -	- -	- -	- -	- -
	$18 617	$18 177	$773	$21 402	$780

5.	Allowance for Loan Losses (Continued)

Modifications
(in thousands except number of contracts)

For the Three Months Ended
March 31, 2012

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings

Commercial – non real estate
Commercial and industrial	- -	$ - -	$ - -
Commercial real estate
Owner occupied	- -	- -	- -
Non owner occupied	- -	- -	- -
Construction
Residential	- -	- -	- -
Commercial	- -	- -	- -
Real Estate
Farmland	- -	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -	- -
1 to 4 family – first liens	1	227	226
1 to 4 family – junior liens	- -	- -	- -
5 or more family	- -	- -	- -
Consumer
Titled vehicles	- -	- -	- -
Deposit accounts	- -	- -	- -
All other consumer	- -	- -	- -
All other	- -	- -	- -

Totals	1	$227	$226

For the Three Months
Ended March 31,2012

	Number	Outstanding
	Of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Commercial – non real estate
Commercial and industrial	- -	$ - -
Commercial real estate
Owner occupied	- -	- -
Non owner occupied	- -	- -
Construction
Residential	- -	- -
Commercial	- -	- -
Real Estate
Farmland	- -	- -
Residential
Revolving open end 1 to 4 family	- -	- -
1 to 4 family – first liens	5	715
1 to 4 family – junior liens	3	110
5 or more family	- -	- -
Consumer
Titled vehicles	- -	- -
Deposit accounts	- -	- -
All other consumer	- -	- -
All other	- -	- -
Totals	8	$825

Total Troubled Debt Restructurings as of March 31, 2012 were $12.0 million.

5.	Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans – By Class
March 31, 2012
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or more	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$79	$ - -	$ - -	$79	$7 539	$7 618	$ - -	$91
Commercial real estate
Owner occupied	224	- -	1 244	1 468	59 290	60 758	- -	1 333
Non owner occupied	- -	330	179	509	16 765	17 274	- -	179
Construction
Residential	- -	- -	- -	- -	2 306	2 306	- -	119
Commercial	480	231	2 216	2 927	10 916	13 843	- -	2 566
Real Estate
Farmland	- -	- -	- -	- -	561	561	- -	- -
Residential
Revolving open end	- -	- -	- -	- -	4 628	4 628	- -	16
1 to 4 family – first liens	301	217	522	1 040	80 929	81 969	- -	1 998
1 to 4 family – junior liens	167	172	- -	339	6 850	7 189	- -	- -
5 or more family	- -	- -	- -	- -	3 065	3 065	- -	- -
Consumer
Titled vehicles	5	- -	- -	5	2 483	2 488	- -	4
Deposit accounts	- -	- -	- -	- -	584	584	- -	- -
All other consumer	3	- -	2	5	2 879	2 884	- -	2
All other	- -	- -	- -	- -	79	79	- -	- -
Totals	$1 259	$950	$4 163	$6 372	$198 874	$205 246	$ - -	$6 308

Percentage to Total Loans	.61%	0.46%	2.03%	3.10%	96.90%		0.00%	3.07%

Included in the 30 or more days past due loans are non-accrual loans in the amount of $4.9 million. The remaining $1.4 million are in current status.

Nonaccrual and Past Due Loans – By Class
December 31, 2011
(in thousands)

							90 Days
	30-59	60-89	90 Days				Past Due
	Days	Days	or more	Total		Total	Still	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Accrual
Commercial – non real estate
Commercial and industrial	$ - -	$6	$ - -	$6	$8 355	$8 361	$ - -	$93
Commercial real estate
Owner occupied	2 376	996	344	3 716	57 370	61 086	- -	1 339
Non owner occupied	- -	- -	179	179	15 617	15 796	- -	179
Construction
Residential	- -	- -	385	385	2 107	2 492	- -	506
Commercial	19	44	1 602	1 665	15 022	16 687	143	3 693
Real Estate
Farmland	- -	- -	- -	- -	598	598	- -	- -
Residential
Revolving open end	- -	- -	- -	- -	5 015	5 015	- -	17
1 to 4 family – first liens	1 386	139	360	1 885	78 426	80 311	61	1 408
1 to 4 family – junior liens	176	- -	- -	176	7 354	7 530	- -	- -
5 or more family	- -	- -	- -	- -	3 088	3 088	- -	- -
Consumer
Titled vehicles	1	15	- -	16	2 634	2 650	- -	5
Deposit accounts	- -	- -	- -	- -	617	617	- -	- -
All other consumer	8	4	3	15	2 883	2 898	- -	3
All other	- -	- -	- -	- -	116	116	- -	- -
Totals	$3 966	$1 204	$2 873	$8 043	$199 202	$207 245	$204	$7 243

Percentage to Total Loans	1.91%	0.58%	1.39%	3.88%	96.12%		.10%	3.49%

5.	Allowance for Loan Losses (Continued)

Included in the 30 or more days past due loans are non-accrual loans in the amount of $3.7 million. The remaining non-accrual loans of $3.5 million are in current status.

The past due policy of the bank is to report all classes of loans past due in the following categories:

  30 to 59 days past due (principal or interest)
  60 to 89 days past due (principal or interest)
  90 days or more past due (principal or interest)
  Nonaccrual status.

6.	Employee Benefit Plans

Components of net periodic benefit cost for the pension and postretirement benefit plans are shown below:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ - -	$ - -	$1	$3
Interest cost	102	100	3	9
Expected return on plan assets	(119)	(119)	- -	- -
Recognized net actuarial loss	- -	38	- -	- -
Amortization of net obligation at transition	- -	- -	- -	5
Amortization of prior service cost	- -	- -	- -	- -
Amortization of net loss	53	- -	- -	- -

Net periodic benefit cost	$36	$19	$4	$17

Employer Contribution

The company anticipates the 2012 contribution for the pension plan will approximate $2 million and has made this payment as of March 31, 2012. The company has made payments of $4 thousand for the other postretirement benefit plans for the first three months of 2012 and anticipates remaining payments for 2012 to total $13 thousand.

The company’s defined benefit pension plan was frozen as of October 31, 2009. Benefits of all existing participants stopped accruing and no new participants could be admitted to the plan after that date.

The company sponsors an unfunded postretirement life insurance plan covering certain retirees with 25 years of service who are over the age of 60 and an unfunded health care plan for certain retirees that met certain eligibility requirements. These plans are not available to future retirees.

7.	Weighted Average Number of Shares Outstanding and Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on March 31, 2012 and March 31, 2011 earnings per share.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Average Shares	Per Share Amount	Average Shares	Per Share Amount
Basic earnings per share	3 390 178	$.09	3 390 178	$.08
Effect of dilutive securities:
Stock options	- -		- -

Diluted earnings per share	3 390 178	$.09	3 390 178	$.08

For the quarter ended March 31, 2012, stock options representing 111,728 average shares, and for the quarter ended March 31, 2011, stock options representing 120,974 average shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The company does not expect the adoption of ASU 2011- 11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company has included the required disclosures in its consolidated financial statements.

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

9.	Fair Value Measurements (Continued)

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

Off-Balance Sheet Financial Instruments

At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby-letters of credit was immaterial. Therefore, they have not been included in the following table.

The carrying amounts and estimated fair values of the company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2012 using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$29 081	$29 081	$-	$-	$29 081
Securities available for sale	39 201	-	38 537	664	39 201
Loans, net	200 845	-	197 710	5 593	203 303
Loans held for sale	672	-	672	-	672
FHLB Stock	789	-	789	-	789
BOLI	6 990	-	6 990	-	6 990
Accrued interest receivable	819	-	819	-	819
Liabilities
Deposits	$265 028	$-	$266 209	$-	$266 209
Securities sold under
agreement to repurchase	4 333	-	4 333	-	4,333
FHLB advances	1 221	-	1 228	-	1 228
Accrued interest payable	168	-	168	-	168

9.	Fair Value Measurements (Continued)

Fair Value Measurements at December 31, 2011 using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$13 724	$13 724	$-	$-	$13 724
Securities available for sale	42 331	-	41 687	644	42 331
Loans, net	202 761	-	196 240	6 497	202 737
Loans held for sale	198	-	198	-	198
FHLB Stock	808	-	808	-	808
BOLI	6 932	-	6 932	-	6 932
Accrued interest receivable	832	-	832	-	832
Liabilities
Deposits	$253 117	$-	$253 885	$-	$253 885
Securities sold under
agreement to repurchase	3 415	-	3 415	-	3 415
FHLB advances	1 523	-	1 534	-	1 534
Accrued interest payable	204	-	204	-	204

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances (in thousands) of financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Fair Value Measurements at March 31, 2012 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government sponsored
agency securities	$31 658	$ - -	$31 658	$ - -
State and municipal securities	6 691	- -	6 691	- -

Total available for sale debt securities	38 349	- -	38 349	- -

Available for sale equity securities
Financial services industry	852	- -	188	664

Total available for sale securities	$39 201	$ - -	$38 537	$664

9.	Fair Value Measurements (Continued)

Fair Value Measurements at December 31, 2011 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities
U.S. Government sponsored
agency securities	$34 823	$ - -	$34 823	$ - -
State and municipal securities	6 715	- -	6 715	- -

Total available for sale debt securities	41 538	- -	41 538	- -

Available for sale equity securities
Financial services industry	793	- -	149	644

Total available for sale securities	$42 331	$ - -	$41 687	$644

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands)

	Quantitative information about Level 3 Fair Value Measurement for March 31, 2012
	Fair			Range
	Value	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Asset

Available for sale equity securities
Financial services industry	$664	Discounted Market Price	Lack of marketability	10% - 30% (20%)
		to approximate book value

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
($ in thousands)

Available for Sale Equity Securities
Beginning Balance January 1, 2012	$644

Transfers into Level 3	- -
Transfers out of Level 3	- -
Total gains (unrealized)
included in other
comprehensive income	20

Ending Balance March 31, 2012	$664

9.	Fair Value Measurements (Continued)

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

The following describes the valuation techniques used by the company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within other operating income on the consolidated statements of operations.

Impaired Loans: Loans are generally designated as impaired when, in the judgment of management based on current information and events, it is probable that some amounts due according to the contractual terms of the loan agreement may not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following table summarizes the company’s financial assets that were measured at fair value (in thousands) on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

Carrying Value at March 31, 2012
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Loans Held For Sale	$672	$ - -	$672	$--
Impaired loans with a
valuation allowance	7 907	- -	2 314	5 593

OREO	6 782	- -	6 381	401

Carrying Value at December 31, 2011
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Input	Input
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Loans Held For Sale	$198	$ - -	$198	$ - -
Impaired loans with a
valuation allowance	6 805	- -	308	6 497

OREO	6 393	- -	4 365	2 028

Quantitative information about Level 3 Fair Value Measurement for March 31, 2012
	Fair			Range
	Value (000s)	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Asset

Impaired loans with a
Valuation allowance	$5 593	Appraisal and income or	Market discount	0% - 100% (10%)
market valuation

OREO	401	Appraisal, internal evaluation or	Market discount	0% - 5% (5%)
market analysis

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	($ in thousands)

	Impaired Loans	Other Real Estate Owned
Beginning Balance January 1, 2012	$6 497	2 028

Transfers into Level 3	645	- -
Transfers out of Level 3	(1 521)	(1 223)
Realized and unrealized gains and (losses)
included in earnings	25	(44)
Settlements	(53)	(360)

Ending Balance March 31, 2012	$5 593	$401

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

The allowance consists of specific and general components. The specific component relates to loans (other than consumer and residential mortgage loans) that are classified as substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for environmental factors such as economic, concentration and growth trends. The bank uses a twelve month rolling average period for use in calculating the historical loss factor.

FINANCIAL OVERVIEW

The first quarter of 2012 has provided positive results with net income of $320 thousand, up almost 25% over the same period in 2011. The bank has produced two consecutive quarters of income despite the challenging economic environment. There has been significant positive movement in the unemployment rate in our local market over the past twelve months. We are seeing loan growth in the residential real estate portfolio.

In addition to those items outside management control, the actions taken in the past year are creating improvement in economic performance. Interest expense as a result of decreases in deposit rates, are a significant reason for our ability to produce a profit. Management has aggressively marketed our inventory of other real estate. However, the inventory is still higher than what we would prefer. Management is hopeful that sales of other real estate will continue at a moderate pace.

Total assets have increased $10.9 million or 3.8% from the December 31, 2011 total of $287.4 million to $298.3 million at March 31, 2012. Net loans have decreased approximately $1.9 million from the December 31, 2011 total of $202.8 million to $200.9 million at March 31, 2012 due to the pay down of existing loans, loan charge-offs and the transfer of loans to OREO. Other real estate, net of valuation allowance, has increased $389 thousand. With the decrease in loans and increase in deposits excess funds have been invested in securities, and overnight funds at the Federal Reserve.

Total deposits have increased $11.9 million or 4.7% at March 31, 2012 compared to December 31, 2011. Interest-bearing deposits have increased 2.6% during the first quarter of 2012, with non-interest bearing deposits increasing 16.9%. Other liabilities have decreased approximately $2 million dollars. The decrease is primarily due to a $2 million contribution to the pension plan.

The Tier 1 capital to average assets ratio (leverage capital ratio) is 8.70% at March 31, 2012 compared to 8.56% at December 31, 2011. This capital ratio is within the regulatory guidelines for “well capitalized”.

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

	March 31,	December 31,	March 31,
	2012	2011	2011
Balance at beginning of period	$4 484	$5 012	$5 012
Charge-offs:
Commercial, financial and agricultural	- -	20	- -
Real estate – construction	354	1 673	57
Real estate – mortgage	50	2 189	540
Consumer	54	172	45
Total charge-offs	458	4 054	642
Recoveries:
Commercial, financial and agricultural	6	30	5
Real estate – construction	2	5	5
Real estate – mortgage	4	17	9
Consumer	54	131	33
Total recoveries	66	183	52
Net charge-offs	392	3 871	590
Provision charged to operations	309	3 343	423
Balance at end of period	$4 401	$4 484	$4 845

Ratio of net charge-offs (annualized) during the period
to average loans outstanding during the period	0.76%	1.84%	1.09%

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

	March 31,	December 31,	March 31,
	2012	2011	2011
Nonperforming Assets
Nonaccrual loans (1)	$6 308	$7 243	$2 674
Foreclosed properties	6 782	6 393	6 980
Total nonperforming assets	$13 090	$13 636	$9 654

Performing troubled debt restructures (2)	$8 655	$9 078	$ - -

Loans past due 90 days accruing interest	$0	$204	$276
Allowance for loan losses to period end loans	2.14%	2.16%	2.28%
Nonperforming assets to period end loans and
foreclosed properties, net	6.17%	6.38%	4.40%

Performing troubled debt restructures to period end loans	4.22%	4.38%	- -%

(1) Currently there are 7 TDR’s in non-performing assets with a balance of $3.4 million.
(2) Within this amount is 1 TDR with a balance totaling $35 thousand 30 or more days past due.

The details of the income statements for the three month period ended March 31, 2012 and 2011 are highlighted below.

➢ Year to date net income in 2012 is $320 thousand compared to net income of $257 thousand in 2011. The loan portfolio has decreased as the result of foreclosures and normal run off. Deposits have increased slightly. However, the increase in volume has been offset by significant decreases in rates paid on deposit accounts. Decline in property values have further affected the net income as other real estate write downs have been charged against income. In addition net losses on the sale of other real estate doubled in the first quarter of 2012 compared to net losses in the same period in 2011.

➢ Interest income has decreased to $2.9 million at March 31, 2012 from $3.2 million at March 31, 2011. The reduction is primarily due to a decrease of approximately $240 thousand in the loan portfolio. This coupled with historically low interest rates has created the slight reduction in interest income.

➢ Total interest expense has decreased 50.4% in 2012 compared to 2011. Interest on deposits has decreased 49.7% during the first quarter of 2012 when compared with the first quarter of 2011.

➢ Provision for loan loss has decreased 27% when compared to the March 31, 2011 quarter.

➢ Net interest margin at March 31, 2012 is 3.80%. This is an increase from the net interest margin of 3.56% at December 31, 2011 and 3.44% at March 31, 2011. During the first three months of 2012, the overall average rate on loans decreased to 5.36% at March 31, 2012 compared to 5.53% at December 31, 2011 and 5.64% for the quarter ending March 31, 2011. The overall average rate being paid on deposits decreased to .83% from 1.21% at December 31, 2011 and from 1.53% at March 31, 2011.

Noninterest income increased 6.5% for the three months ended March 31, 2012 compared to March 31, 2011 and decreased 18% for the three months ended March 31, 2012 compared to the three months ended December 31, 2011. Some significant income items are listed here.

➢ Trust income increased 11.3% when compared to the March 31, 2011 quarter and increased 13.36% when compared to the December 31, 2011 quarter. The increase, in both cases, are due to new customer volume as rates have remained relatively steady.

➢ Visa and MasterCard fees have increased 13.8% on a year to date basis compared to the same period in 2011. The increase is due to an overall increase in consumer spending and the likelihood that consumers continue to get more comfortable with using credit/debit cards versus cash.

➢ The primary cause of the decrease in non-interest income compared to the December quarter was the termination of an other post-retirement benefit plan in the fourth quarter of 2011.

Year to date total noninterest expense increased about 8.27% for the three months ended March 31, 2012 compared to the same period in 2011. The quarterly result was an increase of 4% over the December 31, 2011 quarter. Excluding expenses and losses related to foreclosed properties non-interest expense increased by 1.04% when compared to the March 31, 2011 quarter, and decreased 1.82% when compared to the December 31, 2011 quarter. Some details of the remaining accounts are listed below.

➢ Equipment expense increased 21% over the March 31, 2011 quarter. The increase is a combination of increases in expenses related to our banking software and the expense of new computers purchased.

➢ Computer services and online banking expense increased 52.2% over the first quarter 2011 results. The increase is due to increases in costs related to the bank’s core software and additional online banking expenses related to new resources provided to customers.

➢ Loss on sale of other real estate increased 100% in the first quarter of 2012 as compared to the first quarter of 2011. The increase is primarily due to the housing market slump lowering values in our market area coupled with a moderate amount of foreclosed properties remaining in the market.

➢ The FDIC assessment expense has decreased 36% from the March 31, 2011 quarterly total. The decrease is due to the change in the base rate of the calculation. The rate is now calculated on average assets as opposed to total deposits.

➢ Other professional fees have increased 45.2% over the March 2011 quarter. The primary reason for the increase is one time professional fees related to the design of new materials explaining the changes in the deposit accounts and fees related to updating materials for the bank’s new “tag line”.

➢ Foreclosed property expense has increased 14.5% in 2012 compared to 2011. The increase in expense is due to new inventory being added to other real estate and ongoing costs of existing inventory not yet sold.

➢ Write down of other real estate has increased significantly during the first quarter of 2012 compared to both the December 31, 2011 and March 31, 2011 quarters. The increase is due to the continual drop in property values. The write downs were executed based on new appraisals.

➢ ATM and check card expenses have increased 31% in the first three months of 2012 compared to the same time period in 2011. The increase is due to a significant increase in the number of transactions as well as a slight increase in per transaction fees.

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

Liquid assets of the company include cash and due from banks, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year. The company’s statement of cash flows details this liquidity since January 1, 2012.

     Operating Activities. The company’s net income usually provides cash from the bank’s operating activities. The net income figure is adjusted for certain noncash transactions such as depreciation expense that reduces net income but does not require a cash outlay. During 2012, the net income as adjusted has used cash of $1.2 million. Interest income earned on loans and investment securities is the company’s major income source.

     Investing Activities. Customer core deposits and company noncore funding provide the funds used to invest in loans and investment securities. In addition, the principal portion of loan payments, loan payoffs and maturity of investment securities provide cash flow. Purchases of bank premises and equipment are an investing activity. We have taken advantage of our noncore funding capabilities since deposit growth is not always sufficient. The net amount of cash provided by investing activities in 2012 is $4.0 million.

     Financing Activities. Customer core deposits and company noncore funding provide the financing for the investing activities as stated above. If the company has an excess of funds on any given day, the bank will sell these funds to make additional interest income to fund activities. Likewise, if the company has a shortage of funds on any given day it will purchase funds and pay interest for the use of these funds. Financing activities also include payment of dividends to shareholders, purchase of shares of the company’s common stock for the treasury and repayment of any noncore funding. The net amount of cash provided by financing activities in 2012 is $12.5 million.

At March 31, 2012, cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold and loans and securities maturing within one year were $47.2 million.

Noncore funding capabilities, including borrowing, provide additional liquidity. The subsidiary bank maintains a federal funds line with one financial institution and is a member of the Federal Home Loan Bank of Pittsburgh. In July 2009 the subsidiary bank secured a credit line with the Federal Reserve discount window. At March 31, 2012, the subsidiary bank has total credit available through these institutions of approximately $89.2 million.

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

     The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. All capital ratios are within the regulatory guidelines for a “well-capitalized” institution as noted below.

	March 31, 2012 (000’s)

			Minimum
			Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$27 910	13.46%	$16 583	8.00%
Tier 1 capital to risk weighted assets	$25 297	12.20%	$8 291	4.00%
Tier 1 capital to average assets	$25 297	8.70%	$11 625	4.00%

	December 31, 2011 (000’s)

			Minimum
			Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$27 487	13.10%	$16 782	8.00%
Tier 1 capital to risk weighted assets	$24 842	11.84%	$8 391	4.00%
Tier 1 capital to average assets	$24 842	8.56%	$11 602	4.00%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number
of Shares
	(a) Total		Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Programs	Under the Program
January 1 through
January 31	NONE	- -	283 553	83 617
February 1 through
February 29	NONE	- -	283 553	83 617
March 1 through
March 31	NONE	- -	283 553	83 617

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

Item 4. Mine Safety Disclosures.

     Not applicable.

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

POTOMAC BANCSHARES, INC.

Date: May 15, 2012	/s/ Robert F. Baronner, Jr.
Robert F. Baronner, Jr.
President & CEO

Date: May 15, 2012	/s/ Dean Cognetti
Dean Cognetti
Sr. Vice President and Chief Financial Officer